Form 10-Q
period 1999-03-30
SEAVIEW UNDERWATER RESEARCH INC
filed 1999-12-21
CIK 894536

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from: ____________ to ____________

                             Commission file number:
                                   33-55254-26

                        SEAVIEW UNDERWATER RESEARCH, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

            NEVADA                                               87-0438640
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                        SEAVIEW UNDERWATER RESEARCH, INC.
                            200 MADONNA BLVD. SUITE A
                             TIERRA VERDE , FL 33715


                                 (727) 866-3660
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                  GOPHER, INC.
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15d of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      [X]  Yes                    [ ]  No



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.



    Total number of shares of Common Stock, as of October 5, 1999: 6,680,000

                        SEAVIEW UNDERWATER RESEARCH, INC.


                                      INDEX

Part I.  FINANCIAL INFORMATION                                            Page No.

         Item 1.       Financial Statements                                 3 - 7

         Item 2.       Management's Discussion and Analysis of Financial    8 - 11
                       Condition and Results of Operations


Part II. OTHER INFORMATION

         Item 6.       Exhibits and Reports on Form 8-K                     12


Signatures                                                                  13


Exhibits                                                                    14 - 15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

                        SEAVIEW UNDERWATER RESEARCH, INC.
                                 BALANCE SHEETS

                                                               MARCH 31,       DECEMBER 31,
                                                                 1999              1998
                                                             ------------      ------------
                                                              (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents ........................       $    40,550        $    14,515
    Inventory ........................................            93,712             59,713
                                                             -----------        -----------

       TOTAL CURRENT ASSETS ..........................           134,262             74,228

Property and equipment, net ..........................            95,430             96,230
Other assets .........................................                --                 --

       TOTAL ASSETS ..................................       $   229,692        $   170,458
                                                             ===========        ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities: .........................................                --                 --

Stockholders' equity:
Capital stock ........................................             7,700              5,000
Additional paid-in capital ...........................         3,595,451             42,684
Unearned Restricted Stock Compensation ...............        (3,373,459)                --
Retained earnings ....................................                 0            122,774
                                                             -----------        -----------

       TOTAL STOCKHOLDERS' EQUITY ....................           229,692            170,458
                                                             -----------        -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....       $   229,692        $   170,458
                                                             ===========        ===========


              The accompanying notes are an integral part of these
                             financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                 THREE MONTHS
                                               ENDED  MARCH 31,
                                                     1999

Sales .....................................       $  300,869
Cost of goods sold ........................           48,256
                                                  ----------

         GROSS PROFIT .....................          252,613

Operating expenses:
     Salaries  & Wages ....................           74,989
     Advertising  & Promotions ............           75,274
     Depreciation .........................            3,950
     Rent & Utilities .....................           20,626
     Other Expenses .......................           20,081
                                                  ----------

         TOTAL OPERATING EXPENSES .........          194,920
                                                  ----------

NET INCOME ................................       $   57,693
                                                  ==========


PRO FORMA TAX EXPENSE (NOTE 2) ............       $   20,072

PRO FORMA NET INCOME (NOTE 2) .............       $   37,621

Pro forma basic net income per common share       $     0.01
Pro forma diluted net income per common
     share ................................       $     0.01
Basic weighted average common shares
     outstanding ..........................        5,000,000
Diluted weighted average common shares
     outstanding ..........................        5,181,233


              The accompanying notes are an integral part of these
                             financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                       1999
                                                                 ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .............................................       $  57,693
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation ........................................           3,950
        Amortization of unearned compensation ...............           1,541
     (Increase) decrease in:
        Inventory ...........................................         (33,999)
                                                                    ---------
        Net cash used in operating activities ...............          29,185

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment ....................          (3,150)
                                                                    ---------

        Net cash used in investing activities ...............          (3,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from recapitalization .........................         250,000
     Distribution to shareholders ...........................        (250,000)
                                                                    ---------

        Net cash provided by financing activities ...........               0

        Net increase in cash and cash equivalents ...........          26,035

Cash and cash equivalents at beginning of period ............          14,515

Cash and cash equivalents at end of period ..................       $  40,550
                                                                    =========



              The accompanying notes are an integral part of these
                              financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC.
               Notes to Interim Consolidated Financial Statements
                             March, 1999 (Unaudited)

1.       OPERATIONS AND ORGANIZATION

         Seaview Underwater Research, Inc. ("the Company") sells underwater video cameras direct to the public and through an expanding retailers network. The manufacturing of the video cameras is contracted out to an independent company.The company was incorporated in the State of Florida on April 2, 1998, and had no operations prior to incorporation. The company is located at 200 Madonna Blvd. Suite A, Tierra Verde, Florida 33715.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION/BASIS OF CONSOLIDATION. The accompanying unaudited financial statements have been prepared in accordance with prescribed guidance of the Securities and Exchange Commission ("SEC"), and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principals. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that can be expected for a full fiscal year.

         INVENTORIES. Inventories consist of finished goods held for resale and are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method.

         PROPERTY AND EQUIPMENT. Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated on the straight line method over the estimated useful lives of the assets ranging from five to seven years. Maintenance and repairs are charged to expense as incurred.

         STOCK BASED COMPENSATION. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS 123 allows companies which have stock based compensation arrangements with employees to adopt a fair-value basis of accounting for equity instruments or to continue to apply the intrinsic value based method required by with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees". The company has elected to account for stock based compensation arrangements in accordance with APB No. 25.


         REVENUE RECOGNITION. Revenue is recognized at the time of product shipment. Such revenue is recorded net of Estimated product return. At March 31, 1999, estimated amounts for returns are not considered material.

         INCOME TAXES. Prior to April 1, 1999, the company had elected S Corporation status under Section 1362(a) of the Internal Revenue Code. Under the election, the stockholders included their share of the Company's applicable taxable income or loss on their federal income tax return. Accordingly, no provision for income taxes had been made. On April 1, 1999, the Company elected to terminate its Subchapter S status in favor of a taxable C Corporation as designated in the Internal Revenue Code. Accordingly, pro forma income taxes, net income, and earnings per share have been included on the face of the historical income statement for the period presented. In addition, a pro forma adjustment has been made to reclassify undistributed earnings of $180,467 as additional paid in capital.

         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3.       STOCK AWARD AGREEMENT

         Under a Professional Services Agreement effective March 25, 1999, 2,700,000 shares of restricted common stock were issued to a key employee. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity and subsequently amortized over the period of the agreement, three years. Amortization of $1,541 was recorded for the three months ended March 31, 1999.

         Because the terms of the Professional Services Agreement call for no cash payment by the employee, the intrinsic value of the compensation to the employee as defined by APB No. 25 equals the fair market value of the award as defined by SFAS No. 123. Thus, pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied, have been omitted.

4.       RECAPITALIZATION

         On March 24, 1999, Gopher, Inc. ("Gopher") acquired all of the outstanding common stock of Seaview Underwater Research, Inc. in exchange for 5,000,000 shares of Gopher's restricted stock and $250,000 cash. Gopher was formed as a non-operating public shell company, and, therefore, for accounting purposes, the combination has been treated as a recapitalization of Seaview Underwater Research, Inc. and the issuance of stock by the company for the net monetary assets of Gopher.

         The transaction is recorded as a capital transaction as described above, and, as such, pro forma information is not presented, since the transaction does not result in a business combination. The historical financial statements prior to March 24, 1999 are those of Seaview Underwater Research, Inc., and reflect the restatement of the equity accounts based on the ratio of the exchange of 5,000,000 shares of Gopher for 100 shares of Seaview Underwater Research, Inc.

5.       COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

6.       SUBSEQUENT EVENTS

         On April 8, 1999 and October 5, 1999, the company filed registration statements with the Securities and Exchange Commission for the issuance of 1,430,000 and 250,000 shares, respectively, of its common stock for the purpose of compensating consultants for services rendered.

Item 2. Management's discussion and analysis of financial condition and results of operations

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


A.  OVERVIEW

         Seaview Underwater Research, Inc. ("the Company") was incorporated in the State of Florida on April 2, 1998, and was not in operation prior to this date. The company sells underwater video cameras direct to the public and through an expanding retailers network. The production is performed by an outside assembly company. The Company has registered trademarks for many of its products. The Company has a patented design of the SeaView Camera.


B.  RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenue(consisting of management fees derived pursuant to the Services and Support Agreements), certain items in the Company's statements of operations for the quarters indicated. The performance of the Company during this quarter is not indicative of future financial results or conditions.

                                     Quarter Ended
                                     MARCH 31, 1999
                                     --------------

Net Revenue ....................         100.0%
Cost of goods sold .............          16.0%
                                          ----

  Gross Profit .................          84.0%

Operating expenses:
  Salaries & Wages .............          24.9%
  Advertising & Promotions......          25.0%
  Depreciation .................           1.3%
  Rent & Utilities .............           6.9%
  Other Expenses ...............           6.7%
                                          -----

Total operating expenses .......          64.8%
                                          ----

Net Income .....................          19.2%
                                          ----

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

         There is no comparison to March 31, 1998 since the Company was not in operations at this time. For the quarter ending June 30, 1999, there will be a comparison to the quarter ending June 30, 1998.

         Net Revenue.

         Cost of goods sold. Cost of goods sold is the parts and fees paid to outside companies for manufacturing the product.

         Salaries and wages. Salaries and wages comprises of inside wages and outside labor.

         Advertising and promotions. Advertising and promotions comprises the expense to advertise at boat shows and to advertise in industry magazines. This number also includes postage, printing and travel, attributable to advertising and promotion.

         Depreciation. Depreciation on equipment is calculated on the straight line method over the estimated useful lives of the assets ranging from five to seven years.

         Rent and Utilities. This number includes office rent, telephone and utilities.

         Other expenses. Other expenses comprise of cost of insurance, property taxes, bank charges and other miscellaneous expenses.

         Income Taxes. Prior to April 1, 1999, the company had elected S Corporation status under Section 1362(a) of the Internal Revenue Code. Under the election, the stockholders included their share of the Company's applicable taxable income or loss on their federal income tax return. Accordingly, no provision for income taxes is made. On April 1, 1999, the Company elected to terminate its Subchapter S status in favor of a taxable C Corporation as designated in the Internal Revenue Code.


C.       LIQUIDITY AND CAPITAL RESOURCES

     On March 24, 1999, Gopher, Inc. ("Gopher") acquired all of the outstanding common stock of the Company in exchange for 5,000,000 shares of Gopher's restricted stock and $250,000 cash. Gopher was formed as a non-operating public shell company, and, therefore, for accounting purposes, the combination has been treated as a recapitalization of the Company and the issuance of stock by the company for the net monetary assets of Gopher.

         On March 25, 1999, 2,700,000 shares of restricted common stock were issued to a key employee. Unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity at the time of issuance.

         On April 8, 1999 and October 5, 1999, the company filed registration statements with the Securities and Exchange Commission for the issuance of 1,430,000 and 250,000 shares, respectively, of its common stock for the purpose of compensating consultants for services rendered.

         The Company funds its operations from cash flow of the business operations.

         Many computer systems in use today were designed and developed using two digits, rather than four digits, to specify the year. As a result, such systems will recognize the year 2000 incorrectly (1900 instead of 2000). This could cause many computer systems to fail completely or create many problems when the January 1, 2000 arrives.

         The Company utilizes software and related computer technologies essential to its operations that may be affected by the Year 2000 issues. The company has tested all of its software and hardware to make sure it is in compliance with the year 2000.

         The Company has made inquires to third parties who provide material impact on related goods and services to evaluate their year 2000 compliance plans and state of readiness. Also, to determine whether a year 2000 related event will impede the ability of such third parties to continue to provide such goods and services as the year 2000 approaches.

         The costs associated with the year 2000 issue have been immaterial and the Company estimates that the future costs will not have a material impact on the Company's financial condition or results of operations. However, there can be no guarantee that the actual costs won't differ materially from these estimates. The Company intends to fund from its operations the costs of the year 2000 issue.

         The Company does not believe that it can develop a contingency plan which will protect the Company from a possible ripple effect throughout the entire economy that could be caused by problems of others with the year 2000 issue. Also, there can be no assurance that third parties will be year 2000 compliant or that such third parties systems will not fail due to noncompliance and result in a disruption of service to the Company which could in turn have a material adverse effect on the Company's operations.

               SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-Q, the quarterly report, and certain information provided periodically in writing or orally by the Company's Officers or its agents contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms "Seaview Underwater Research," "company," "we," "our" and "us" refer to Seaview Underwater Research, Inc. The words "expect," "believe," "plan," "intend," "estimate" and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

(i)      the successful expansion of the Company in new and existing markets

(ii)     our liquidity and capital resources

(iii)    our future performance and operating results; and

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i) any adverse effect or limitations caused by any governmental regulations or actions;

(ii)     any increased competition in business and in acquisitions;

(iii)    inability to successfully conduct our business in new markets;

(iv) the continued relationship with and success of our professional association customers and their continued ability to grow in conjunction with our growth;

(v) any inability to meet or exceed analysts expectations in any future period

We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q or annual report to reflect events or circumstances after the date of this Form 10-Q and annual report or to reflect the occurrence of unanticipated events.

PART II.        OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS OF FORM 8-K.

SEE EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  11.1   Computation of Earnings per Share

  27     Financial Data Schedule for the quarter Ended March 31, 1999 (SEC only)

                        SEAVIEW UNDERWATER RESEARCH, INC.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on December 15, 1999.


                  SEAVIEW UNDERWATER RESEARCH, INC.




                  By: _________________________
                  RICH MCBRIDE
                  Chief Executive Officer


                  By: _________________________
                  J.R. COX
                  Secretary and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER     EXHIBIT DESCRIPTION
-------    -------------------

11.1     Computation of Per share Earnings.

27 Financial Data Schedule for the quarter March 31, 1999 (for SEC use only)

EX - 11.1

COMPUTATION OF PER SHARE EARNINGS



                        SEAVIEW UNDERWATER RESEARCH, INC.
                                  EXHIBIT 11.1
                        COMPUTATION OF PER SHARE EARNINGS


                                                          THREE MONTHS ENDED
                                                            MARCH 31, 1999

Net income ............................................       $   57,693
                                                              ==========


Shares:
Basic weighted average number of shares outstanding ...        5,000,000
Additional shares adjusted-under nonvested stock for
     diluted earnings per share .......................          181,233
                                                              ----------
Diluted weighted average number of shares outstanding .        5,181,233
                                                              ==========

BASIC EARNINGS PER SHARE:
Net income ............................................       $      .01
                                                              ==========

DILUTED EARNINGS PER SHARE:
Net income ............................................       $      .01
                                                              ==========