Form 10-Q
period 1999-06-30
SEAVIEW UNDERWATER RESEARCH INC
filed 1999-12-30
CIK 894536

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                    FORM 10-Q

             [ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1999

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d
                  OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from: ____________ to ____________

                             Commission file number:
                                   33-55254-26

                        SEAVIEW UNDERWATER RESEARCH, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

NEVADA                                                       87-0438640
--------------------------------                             -------------------
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

                        SEAVIEW UNDERWATER RESEARCH, INC.


                                      INDEX



Part I.  FINANCIAL INFORMATION                                         Page No.


         Item 1.   Financial Statements                                 3 - 8

         Item 2.   Management's Discussion and Analysis of Financial    9 - 13
                   Condition and Results of Operations


Part II. OTHER INFORMATION


         Item 6.   Exhibits and Reports on Form 8-K                     14


Signatures                                                              15


Exhibits                                                                17 - 18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

                        SEAVIEW UNDERWATER RESEARCH, INC.
                                 BALANCE SHEETS

                                                             JUNE 30,      DECEMBER 31,
                                                              1999             1998
                                                             --------      ------------
                                                           (Unaudited)
                          ASSETS

Current Assets:
    Cash and cash equivalents ........................      $      --       $  14,515
    Inventory ........................................        103,415          59,713
                                                            ---------       ---------


       TOTAL CURRENT ASSETS ..........................        103,415          74,228

Property and equipment, net ..........................        145,130          96,230
Deferred tax asset ...................................          2,399              --
                                                            =========       =========

       TOTAL ASSETS ..................................      $ 250,944       $ 170,458
                                                            =========       =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Due to Bank ....................................      $   7,496       $      --
     Income Taxes Payable ............................         12,558              --

       TOTAL CURRENT LIABILITIES .....................         20,054              --


Stockholders' equity:
Capital stock ........................................          9,130           5,000
Additional paid-in capital ...........................        333,321          42,684
Unearned Restricted Stock Compensation ...............        (90,972)             --
Retained earnings ....................................        (20,589)        122,774
                                                            ---------       ---------

       TOTAL STOCKHOLDERS' EQUITY ....................        230,890         170,458
                                                            ---------       ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....      $ 250,944       $ 170,458
                                                            =========       =========


              The accompanying notes are an integral part of these
                             financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS     PERIOD FROM       SIX MONTHS
                                                  ENDED JUNE 30,   APRIL 2, 1998 -      ENDED
                                                      1999         JUNE 30, 1998     JUNE 30,1999
                                                  --------------   ---------------   ------------

Net Revenue ...............................      $   364,729       $   127,097        $  665,598
Cost of goods sold ........................           94,148            29,871           142,404
                                                 -----------       -----------        ----------

         GROSS PROFIT .....................          270,581            97,226           523,194

Operating expenses:
     Salaries  & Wages ....................           39,171            21,077           100,461
     Advertising  & Promotions ............          130,730            24,949           200,729
     Depreciation .........................            4,035                               7,985
     Rent & Utilities .....................           34,676            10,518            55,302
     Other Expenses .......................           72,399            16,127           111,454
                                                 -----------       -----------        ----------

         TOTAL OPERATING EXPENSES .........          281,011            72,671           475,931
                                                 -----------       -----------        ----------


(LOSS) INCOME  BEFORE TAXES ...............      $   (10,430)      $    24,555        $   47,263
                                                 -----------       -----------        ----------


         INCOME TAX EXPENSE (BENEFIT) .....      $    10,159                          $   10,159

NET INCOME ................................      $   (20,589)      $    24,555        $   37,104
                                                 ===========       ===========        ==========

PRO FORMA TAX EXPENSE (NOTE 2) ............                        $     6,975

PRO FORMA NET INCOME (NOTE 2) .............                        $    17,580

Basic net (loss) income per common share ..      $    (0.003)                         $    0.007
Diluted net (loss) income per common
     share ................................      $    (0.002)                         $    0.005
Pro forma basic net income per common share                        $     0.004
Pro forma diluted net income per common
     share ................................                        $     0.004
Basic weighted average common shares
     outstanding ..........................        6,304,286         5,000,000         5,063,204
Diluted weighted average common shares
     outstanding ..........................        8,931,363         5,000,000         7,669,913


              The accompanying notes are an integral part of these
                             financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                       SIX MONTHS       PERIOD FROM
                                                                      ENDED JUNE 30,   APRIL 2, 1998-
                                                                           1999         JUNE 30, 1998
                                                                      --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ................................................         $ 37,104          $ 24,555
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation .........................................            7,985                 0
           Amortization of unearned compensation ...............            9,028                 0
           Compensation expense of stock issuance to consultants           14,300                 0
            Deferred income taxes ..............................           (2,399)                0
     (Increase) decrease in:
        Inventory ..............................................          (43,702)           (6,315)
     Income taxes payable ......................................           12,558                --
                                                                         --------          --------
        Net cash provided by (used in) operating activities ....           34,874            18,240

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment .......................          (56,886)          (57,728)
                                                                         --------          --------

        Net cash used in investing activities ..................          (56,886)          (57,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock ...........................                0            47,684
                                                                         --------          --------


        Net cash provided by financing activities ..............                0            47,684

        Net (decrease) increase in cash and cash equivalents ...          (22,012)            8,186

Cash and cash equivalents at beginning of period ...............           14,516                 0

Cash and cash equivalents at end of period .....................         $ (7,496)         $  8,186
                                                                         ========          ========



              The accompanying notes are an integral part of these
                              financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC.
               Notes to Interim Consolidated Financial Statements
                            June 30, 1999 (Unaudited)

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION / BASIS OF CONSOLIDATION. The accompanying unaudited financial statements have been prepared in accordance with prescribed guidance of the Securities and Exchange Commission ("SEC"), and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principals. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six-month periods ended June 30, 1999, are not necessarily indicative of the results that can be expected for a full fiscal year.

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

         REVENUE RECOGNITION. Revenue is recognized at the time of product shipment. Such revenue is recorded net of Estimated product return. At June 30, 1999, estimated amounts for returns are not considered material.

         INCOME TAXES. Prior to April 1, 1999, the company had elected S Corporation status under Section 1362(a) of the Internal Revenue Code. Under the election, the stockholders included their share of the Company's applicable taxable income or loss on their federal income tax return. Accordingly, no provision for income taxes had been made. On April 1, 1999, the Company elected to terminate its Subchapter S status in favor of a taxable C Corporation as designated in the Internal Revenue Code. Accordingly, pro forma income taxes, net income, and earnings per share have been included on the face of the historical income statement for the period presented prior to April 1, 1999. In addition, a pro forma adjustment has been made to reclassify undistributed earnings of $180,467 through April 1, 1999 as additional paid in capital.

         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change.

         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3.       STOCK AWARD AGREEMENT

         Under a Professional Services Agreement effective March 25, 1999, 2,700,000 shares of restricted common stock were issued to a key employee. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity and subsequently amortized over the period of the agreement, three years. Amortization of $7,487 and $9,028 was recorded for the three and six month periods ended June30, 1999, respectively.

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


4.       STOCK ISSUANCE

         On April 8, 1999, the company issued 1,430,000 shares of its common stock to consultants as compensation for services rendered. Compensation expense of $14,300 was recorded for the three and six-month periods ended June 30, 1999, based on the fair value of the services rendered.

5.       RECAPITALIZATION

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

6.       COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

7.       SUBSEQUENT EVENTS

         On October 5, 1999, the company filed registration statements with the Securities and Exchange Commission for the issuance of 250,000 shares of its common stock for the purpose of compensating consultants for services rendered.

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



B.  RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenue, certain items in the Company's statements of operations for the quarters indicated. The performance of the Company during this quarter is not indicative of future financial results or conditions.

                                                THREE MONTHS         PERIOD FROM       SIX MONTHS
                                                ENDED JUNE 30,      APRIL 2, 1998-        ENDED
                                                    1999            JUNE 30, 1998     JUNE 30, 1999
                                                -------------       --------------    -------------
Net Revenue .........................               100.0%             100.0%          $  100.0%
Cost of goods sold ..................                25.8%              23.5%              21.4%
                                                 --------              -----           --------

         Gross Profit ...............                74.2%              76.5%              78.6%

Operating expenses:
     Salaries  & Wages ..............                10.7%              16.6%              15.1%
     Advertising  & Promotions ......                35.8%              19.6%              30.2%
     Depreciation ...................                 1.1%                                  1.2%
     Rent & Utilities ...............                 9.5%               8.3%               8.3%
     Other Expenses .................                19.8%              12.7%              16.7%
                                                 --------              -----           --------

         Total operating expenses ...                77.0%              57.2%              71.5%
                                                 --------              -----           --------

(Loss) income  before taxes .........                (2.9%)             19.3%          $    6.9%
                                                 --------              -----           --------

         Income tax expense (benefit)                 2.8%                                  1.5%

Net Income ..........................            $   (5.6%)             19.3%          $    5.6%
                                                 ========              =====           ========

The Company's net revenue for the second quarter and the first six months of fiscal 1999 increased 187.0% and 423.7% to $365 thousand and $666 thousand, respectively, from $127 thousand for the period from April 2, 1998 to June 30, 1998. These increases from the previous fiscal year were primarily due to increased sales.

Gross Profit increased to 25.8% in the second quarter of fiscal 1999 from 23.5% for the period from April 2, 1998 to June 30, 1998 reflecting higher margins on sales during this period. Gross profit decreased to 21.4% in the first six months of fiscal 1999 from 23.5% for the period from April 2, 1998 to June 30, 1998 due to the sales mix during the period.

Salaries and wages decreased to 10.7% and 15.1% of net revenue for the second quarter of fiscal 1999 and the first six months of fiscal 1999, respectively, as compared to 16.6% for the period from April 2, 1998 to June 30, 1998. The decrease is primarily due to better utilization of resources to generate higher sales.

Advertising and promotion expenses increased to 35.8% and 30.2% of net revenue for the second quarter of fiscal 1999 and the first six months of 1999, respectively, as compared to 19.6% of net revenue for the period from April 2, 1998 to June 30, 1998. The increase is primarily due to increased advertising efforts on behalf of the company.

Depreciation expense increased to 1.1% and 1.2% of net revenue for the second quarter of fiscal 1999 and the first six months of 1999, respectively. The increased expenses are a result of property and equipment acquisitions by the company during these periods.

Rent and utilities increased to 9.5% of net revenue for the second quarter of fiscal 1999 as compared to 8.3% of net revenue for the first six months of 1999 and for the period from April 2, 1998 to June 30, 1998. The increase is primarily due to a higher utility cost for the period.

Other expenses increased to 19.8% and 16.7% of net revenue for the second quarter of fiscal 1999 and the first six months of 1999, respectively, as compared to 12.7% of net revenue for the period from April 2, 1998 to June 30, 1998. The increases are primarily the result of professional fees paid to consultants and other costs associated with increasing sales.

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

         Income Taxes. Prior to April 1, 1999, the company had elected S Corporation status under Section 1362(a) of the Internal Revenue Code. Under the election, the stockholders included their share of the Company's applicable taxable income or loss on their federal income tax return. Accordingly, no provision for income taxes was made for periods prior to April 1, 1999. On April 1, 1999, the Company elected to terminate its Subchapter S status in favor of a taxable C Corporation as designated in the Internal Revenue Code. Income tax provisions have been recorded for periods presented subsequent to April 1, 1999.

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

         The Company funds its operations from cash flow of the business operations. The Company generated $35 thousand of cash in operating activities for the six months ended June 30, 1999. The generation of cash was primarily due to net income of $37 thousand, depreciation and amortization of $17 thousand, compensation expense accrued of $14 thousand, an increase in income taxes payable of $13 thousand, offest by deferred income taxes of $2 thousand, and an increase in inventory of $$44 thousand.

         Net cash used in investing activities of $57 thousand for the six months ended June 30, 1999 was the result of the Company's capital expenditures in order to support increased activities.

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

PART II.      OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS OF FORM 8-K.

SEE EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION

11.1      Computation of Earnings per Share
E

27       Financial Data Schedule for the quarter Ended June 30, 1999 (SEC only)

                        SEAVIEW UNDERWATER RESEARCH, INC.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on December 30, 1999.


                  SEAVIEW UNDERWATER RESEARCH, INC.


                  By: _________________________
                  RICH MCBRIDE
                  Chief Executive Officer



                  By: _________________________
                  J.R. COX
                  Secretary and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER     EXHIBIT DESCRIPTION
-------    -------------------

11.1     Computation of Per share Earnings.

27       Financial Data Schedule for the quarter June 30, 1999
         (for SEC use only)