Form 10-Q
period 1999-09-30
SEAVIEW UNDERWATER RESEARCH INC
filed 1999-12-30
CIK 894536

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from: ____________ to ____________

                             Commission file number:
                                   33-55254-26

                        SEAVIEW UNDERWATER RESEARCH, INC.
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


                   NEVADA                                   87-0438640
      ------------------------------                    -------------------
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

                              [x]  Yes         [ ]   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
    --------------------------------------------------------------------------
    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

    Total number of shares of Common Stock, as of October 5, 1999: 6,680,000

                        SEAVIEW UNDERWATER RESEARCH, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                          Page No.

         Item 1.    Financial Statements                                3 - 8

         Item 2.    Management's Discussion and Analysis of Financial   9 - 13
                    Condition and Results of Operations


Part II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                    14

Signatures                                                             15

Exhibits                                                               16 - 18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

                        SEAVIEW UNDERWATER RESEARCH, INC.
                                 BALANCE SHEETS

                                                                  SEPTEMBER 30,   DECEMBER 31,
                            ASSETS                                     1999            1998
                                                                  -------------   -------------
                                                                   (Unaudited)
Current Assets:
    Cash and cash equivalents                                      $   5,854       $  14,515
    Inventory                                                        107,820          59,713
                                                                   ---------       ---------

       TOTAL CURRENT ASSETS                                          113,674          74,228

Property and equipment, net                                          144,380          96,230
Deferred tax asset ...................................                 4,044
                                                                   ---------       ---------

       TOTAL ASSETS                                                $ 262,098       $ 170,458
                                                                   =========       =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Income Taxes Payable ............................                13,030            --

       TOTAL CURRENT LIABILITIES                                      13,030            --

Stockholders' equity:
Capital stock ........................................                 9,130           5,000
Additional paid-in capital                                           333,321          42,684
Unearned Restricted Stock Compensation                               (82,639)           --
Retained earnings                                                    (10,744)        122,774
                                                                   ---------       ---------

       TOTAL STOCKHOLDERS' EQUITY                                    249,068         170,458
                                                                   ---------       ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 262,098       $ 170,458
                                                                   =========       =========

   The accompanying notes are an integral part of these financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC.

                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                THREE MONTHS        THREE MONTHS       PERIOD FROM          NINE MONTHS
                                               ENDED SEPT. 30,     ENDED SEPT. 30,    APRIL 2, 1998 -          ENDED
                                                    1999               1998           SEPT. 30, 1998       SEPT. 30,1999
                                               --------------      ---------------    ---------------       ------------
Net Revenue ...............................    $   214,444          $   222,420         $   349,517         $   880,042
Cost of goods sold ........................         30,211               52,274              82,145             172,615
                                               -----------          -----------         -----------         -----------

         Gross Profit .....................        184,233              170,146             267,372             707,427

Operating expenses:
     Salaries  & Wages ....................         42,378               43,662              57,961             142,839
     Advertising  & Promotions ............         60,355               36,884              68,612             261,084
     Depreciation .........................          4,035                    0                   0              12,020
     Rent & Utilities .....................         20,008               18,405              28,923              75,310
     Other Expenses .......................         48,785               28,224              44,350             160,239
                                               -----------          -----------         -----------         -----------

         TOTAL OPERATING EXPENSES .........        175,561              127,175             199,846             651,492
                                               -----------          -----------         -----------         -----------

INCOME  BEFORE TAXES ......................    $     8,672          $    42,971         $    67,526         $    55,935
                                               -----------          -----------         -----------         -----------

         INCOME TAX (BENEFIT) EXPENSE .....    $    (1,173)                --                  --           $     8,986

NET INCOME ................................    $     9,845          $    42,971         $    67,526         $    46,949
                                               ===========          ===========         ===========         ===========

PRO FORMA TAX EXPENSE (NOTE 2) ............                              12,207         $    19,182

PRO FORMA NET INCOME (NOTE 2) .............                              30,764         $    48,344

Basic net (loss) income per common share ..    $     0.002                                                  $     0.007
Diluted net (loss) income per common
     share ................................    $     0.001                                                  $     0.005
Pro forma basic net income per common share                         $      .006         $      0.01
Pro forma diluted net income per common
     share ................................                         $      .006         $      0.01
Basic weighted average common shares
     outstanding ..........................      6,340,000            5,000,000           5,000,000           6,340,000
Diluted weighted average common shares
     outstanding ..........................      9,016,282            5,000,000           5,000,000           9,052,822


   The accompanying notes are an integral part of these financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                        NINE MONTHS        PERIOD FROM
                                                                       ENDED SEPT 30,     APRIL 2, 1998
                                                                             1999          SEPT 30, 1998
                                                                       --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ................................................          $ 46,949           $ 67,526
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation .........................................            12,020                  0
           Amortization of unearned compensation ...............            17,360                  0
           Compensation expense of stock issuance to consultants            14,300                  0
            Deferred income taxes ..............................            (4,044)                 0
     (Increase) decrease in:
        Inventory ..............................................           (48,107)           (22,749)
           Income taxes payable ................................            13,030
                                                                          --------
        Net cash provided by (used in) operating activities ....            51,508             44,777

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment .......................           (60,170)           (86,607)
                                                                          --------           --------

        Net cash used in investing activities ..................           (60,170            (86,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock ...........................                 0             47,684
                                                                          --------           --------

        Net cash provided by financing activities ..............                 0             47,684

        Net (decrease) increase in cash and cash equivalents ...            (8,662)             5,854

Cash and cash equivalents at beginning of period ...............            14,516                  0

Cash and cash equivalents at end of period .....................          $  5,854           $  5,854
                                                                          ========           ========

   The accompanying notes are an integral part of these financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC.
               Notes to Interim Consolidated Financial Statements
                         September 30, 1999 (Unaudited)

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION / BASIS OF CONSOLIDATION. The accompanying unaudited financial statements have been prepared in accordance with prescribed guidance of the Securities and Exchange Commission ("SEC"), and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principals. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine-month periods ended September 30, 1999, are not necessarily indicative of the results that can be expected for a full fiscal year.

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

         REVENUE RECOGNITION. Revenue is recognized at the time of product shipment. Such revenue is recorded net of Estimated product return. At September 30, 1999, estimated amounts for returns are not considered material.

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

3.       STOCK AWARD AGREEMENT

         Under a Professional Services Agreement effective March 25, 1999, 2,700,000 shares of restricted common stock were issued to a key employee. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity and subsequently amortized over the period of the agreement, three years. Amortization of $8,333 and $17,360 was recorded for the three and nine month periods ended September 30, 1999, respectively.

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

                                               THREE MONTHS       THREE MONTHS      PERIOD FROM       NINE MONTHS
                                              ENDED SEPT. 30,    ENDED SEPT. 30,   APRIL 2, 1998 -        ENDED
                                                    1999               1998        SEPT. 30, 1998     SEPT. 30,1999
                                              ---------------    ---------------   ---------------    -------------
Net Revenue .........................              100.0%             100.0%            100.0%            100.0%
Cost of goods sold ..................               14.1%              23.5%             23.5%             19.6%
                                                 -------            -------           -------           -------

         Gross Profit ...............               85.9%              76.5%             76.5%             80.4%

Operating expenses:

     Salaries  & Wages ..............               19.8%              16.6%             16.6%             16.2%
     Advertising  & Promotions ......               28.1%              19.6%             19.6%             29.7%
     Depreciation ...................                1.9%               0.0%              0.0%              1.4%
     Rent & Utilities ...............                9.3%               8.3%              8.3%              8.6%
     Other Expenses .................               22.7%              12.7%             12.7%             18.2%
                                                 -------            -------           -------           -------

         TOTAL OPERATING EXPENSES ...               81.8%              57.2%             57.2%             74.1%
                                                 -------            -------           -------           -------

INCOME  BEFORE TAXES ................                4.1%              19.3%             19.3%              6.3%
                                                 -------            -------           -------           -------

         INCOME TAX (BENEFIT) EXPENSE               (0.5%)              0.0%              0.0%              1.0%

NET INCOME ..........................                4.6%              19.3%             19.3%              5.3%
                                                 =======            =======           =======           =======

         The Company's net revenue for the third quarter of fiscal 1999 decreased 3.6% to $214 thousand from $222 thousand in the third quarter of fiscal 1998. Net revenue increased 151.8% to $880 thousand during the first nine months of fiscal 1999 compared to $349 thousand for the period from April 2, 1998 (inception) to September 30, 1998. The increase is primarily the result of increased sales.

Gross margin increased to 85.9% and 80.4% for the third quarter of fiscal 1999 and the first nine months of 1999, respectively, as compared to 76.5% for the third quarter of 1998 and the period from April 2, 1998 to September 30, 1998. The increase is primarily due to better utilization of resources due to increased sales.

Salaries and wages increased to 19.8% of net revenue for the third quarter of fiscal 1999 as compared to 16.6% of net revenue for the third quarter of fiscal 1998. The increase is primarily due to increased compensation and lower utilization of resources with respect to sales. Salaries and wages decreased to 16.2% of net revenue for the first nine months of fiscal 1999 as compared to 16.6% of net revenue for the period from April 2,1998 to September 30,1998.

Advertising and promotion expenses increased to 28.1% and 29.7% of net revenue for the third quarter of fiscal 1999 and the first nine months of 1999, respectively, as compared to 19.6% of net revenue for the third quarter of fiscal 1998 and the period from April 2, 1998 to September 30, 1998. The increase is primarily due to increased advertising efforts on behalf of the company.

Depreciation expense increased to 1.9% and 1.4% of net revenue for the third quarter of fiscal 1999 and the first nine months of 1999, respectively. The increased expenses are a result of property and equipment acquisitions by the company during these periods.

Rent and utilities increased to 9.3% and 8.6% of net revenue for the third quarter of fiscal 1999 and the first nine months of fiscal 1999, respectively, as compared to 8.3% of net revenue for the third quarter of fiscal 1998 and for the period from April 2, 1998 to September 30, 1998. The increase is primarily due to a higher utility cost for the period to support increased activity.

Other expenses increased to 22.7% and 18.2% of net revenue for the third quarter of fiscal 1999 and the first nine months of 1999, respectively, as compared to 12.7% of net revenue for the third quarter of fiscal 1998 and the period from April 2, 1998 to September 30, 1998. The increases are primarily the result of professional fees paid to consultants and other costs associated with increasing sales.

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

         The Company funds its operations from cash flow of the business operations. The Company generated $51 thousand of cash in operating activities for the nine months ended September 30, 1999. The generation of cash was primarily due to net income of $47 thousand, depreciation and amortization of $29 thousand, compensation expense accrued of $14 thousand, an increase in income taxes payable of $13 thousand, offest by deferred income taxes of $4 thousand, and an increase in inventory of $48 thousand.

         Net cash used in investing activities of $60 thousand for the nine months ended September 30, 1999 was the result of the Company's capital expenditures in order to support increased activities.

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

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS OF FORM 8-K.

SEE EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

11.1        Computation of Earnings per Share

27          Financial Data Schedule for the quarter Ended September 30, 1999
            (SEC only)

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


                  SEAVIEW UNDERWATER RESEARCH, INC.

                  By: _________________________
                  RICH MCBRIDE
                  Chief Executive Officer



                  By: _________________________
                  J.R. COX
                  Secretary and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER     EXHIBIT DESCRIPTION
------     -------------------

11.1     Computation of Per share Earnings.

27       Financial Data Schedule for the quarter September 30, 1999
         (for SEC use only)