Form 10-K405
period 1999-12-31
SEAVIEW UNDERWATER RESEARCH INC
filed 2000-03-30
CIK 894536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31,1999.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from _______ to _______.

                       Commission File Number 33-55254-26


                        SEAVIEW UNDERWATER RESEARCH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                       87-0438640
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                200 MADONNA BLVD. SUITE A, TIERRA VERDE, FL 33715
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (727) 866-3660
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value.
                         ------------------------------
                                (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Definitive Proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 28, 2000, was approximately $88,864,650 based upon the closing price of such shares on such date on the Nasdaq Market.

As of March 28, 2000, the number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 12,417,200.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be used in connection with the Registrant's 2000 Annual Meeting of Shareholders, which will be filed on or before April 29, 2000, are incorporated by reference in Part III, Items 10-13 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

                        SEAVIEW UNDERWATER RESEARCH, INC.
                         1999 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


PART I                                                                    PAGE
                                                                          ----

     Item 1.          BUSINESS............................................  3

     Item 2.          PROPERTIES..........................................  5

     Item 3.          LEGAL PROCEEDINGS...................................  5

     Item 4.          SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITY HOLDERS.................................   5
PART II

     Item 5.          MARKET FOR THE REGISTRANT'S COMMON STOCK
                        AND RELATED MATTERS...............................  5

     Item 6.          SELECTED FINANCIAL DATA.............................  6

     Item 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....  7

     Item 7a.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                        MARKET RISK....................................... 10

     Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......... 12

     Item 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE............ 23
PART III

     Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.. 23

     Item 11.         EXECUTIVE COMPENSATION.............................. 23

     Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT........................................ 23

     Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...... 23

PART IV

     Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                        ON FORM 8-K....................................... 24

                                     PART I

ITEM 1. BUSINESS

         Seaview Underwater Research, Inc. (the "Company) was incorporated in the State of Florida on April 2, 1998, and was not in operation prior to this date. The Company sells underwater video cameras direct to the public and through an expanding retailers network. The production is performed by an outside assembly company. The Company has registered trademarks for many of its products.

Underwater Video and Photography has been available to divers for many years, in the basic form of film cameras and video recorders placed in expensive watertight enclosures. These systems provide most of the spectacular underwater pictures and film seen today. The SeaView Camera Probe provides a superior clear, crisp video image in poor quality water day and night.

BASE PRODUCTS (MARINE DIVISION)

The Company manufactures and produces three types of underwater video consisting of watertight clear container modules. Utilizing modified CCD miniature video boards with infra-red emitters and unique circuit modifications, the video boards are produced specifically for the Company with proprietary modifications allowing for the specific requirements of underwater applications. These modules are then placed within patented design housings which allow for various consumer and commercial capabilities. To supply a complete ready-to-go system, the following components are added: television monitor for viewing video, y-connector, sun reducing viewing hood (patent pending), pole adapter, patent pending brackets, carry case, power supply and miscellaneous power attachments.

INDUSTRIAL DIVISION

During 1999, the Company began development of industrial applications for the SeaView Cameras.

The Well Cam is currently undergoing tests and meeting code requirements for oil and gas well applications. This concept allows this industry to have an economical method of viewing oil and gas pipe lines and drilling casings. The unique properties of the camera make it well suitable to no light environments.

The Lift-Cam is used by forklifts in the industrial market. This product allows the forklift operator to see in low light, the exact placement of pallets. Misplacement of pallets is a major concern and creates high cost damages. The Lift-Cam can reduce injury, damage, and insurance costs.

NON-CAMERA PRODUCTS

The Company invented a Fish Attractor product trademarked SeaLite. The SeaLite uses bright light in an underwater application. Light is proven to attract bait fish, which attract predator fish.

OUTSIDE PRODUCTION

The Company has an agreement with a third party production company to assemble most of the Company's products. However, the Company internally produces custom orders and repairs. The Company has a blanket purchase order, on a month to month basis, with the production company.

COMPETITION

The Company has very limited competition in the saltwater arena. The Company's advertising and name awareness has catapulted SeaView into the leader. The Company is the largest manufacturer of infra-red underwater video cameras in the world.

PROPRIETARY RIGHTS

SEAVIEW UNDERWATER CAMERA. The Company has a patent pending application filed with the United States Patent Office involving the use of infra-red light transmission in fluids, via a video camera. The Company has granted patents on the underwater cameras D411,217, full size design and patent D418,152, mini design. Additionally, the Company has patents pending on our Sun Visor Hoods, Component Module and Universal Bracket.

The above patents are owned exclusively by the Founder and President of the Company who has licensed the patents to the Company under a royalty agreement. The royalty agreement was entered into on March 22, 1999 and is for a term of three years.

SECUREVIEW SECURITY CAMERAS. The Company has a patent pending application on file with the United States Patent Office involving the use of video cameras, utilizing bayonet style light bulb applications in the transmission of any video signal or audio signal.

Additionally, the Company has fifteen different, but specific granted patents regarding transmission of video and audio signals over electrical wiring a under long term renewable option throughout twelve years.

MARKETING

BOAT SHOWS. The Company participates actively in boat shows around the country. Boat Shows allows the Company to educate the consumer while receiving feedback on the Company's products. This interaction is essential to the Company's continued success and product improvement. The marketing exposure is also used to gain dealers. The dealers are then able to handle additional shows in their area.

TELEVISION AND TOURNAMENT SPONSORSHIPS. In December of 1999, the Company participated in its first national televised event. The Company was the anchor sponsor for the World Billfish Tournament with Continental Airlines in Las Cabos, Mexico. The thirty minute television show is scheduled to air in April 2000 on various National Cable Networks, ESPN and Fox Sports.

The Company has also sponsored various fishing seminars with Florida Sportsman Magazine and Sport Fishing Magazine.

HUMAN RELATIONS

The Company uses an outside employee leasing program for its 10 employees.

ITEM 2. PROPERTIES

The Company currently operates and leases space approximately 4,000 sq. ft. location. Corporate offices are on the second floor and warehouse retail outlet on the first floor. The property is leased from Gulf Coast Investments, Inc. 200 Madonna Blvd., Tierra Verde, Florida 33715 for a term of one year.

The Company anticipates no future problems in renewing or obtaining suitable leases for its operations. The Company believes that its principal leased properties are adequate for the purposes for which they are used and are suitably maintained for such purposes. The Company will enter into new leases as it expands.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings other than routine litigation arising in the ordinary course of business. The Company does not believe that the results of such litigation, even if the outcome were unfavorable to the Company, would have a material effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED MATTERS

The Common Stock of the Company is quoted on the National Association of Dealers Automated-Quotation System ("NASDAQ") under the symbol SEVU. Since April 9, 1999, the date the Company's Common Stock commenced trading, the table below sets forth the high and low per share price of the Company's Common Stock as reporte by Nasdaq for the periods indicated:

1999                                                       LOW          HIGH
----                                                       ----        ------
     Second Quarter (Beginning April 9, 1999)              $.74         $3.50
     Third Quarter                                         $.56         $ .95
     Fourth Quarter                                        $.38         $ .87

The bid prices reported for these periods reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

The closing bid price per share as of March 28, 2000 was $15.75 and there are approximately 824 number of shareholders of record as of that date. The number of record hodlers was determined from the records of the Company transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

The Company has never declared or paid any cash dividends on its Common Stock. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deem relevant.

On March 24, 1999, Gopher, Inc. ("Gopher") acquired all of the outstanding common stock of the Company in exchange for 5,000,000 shares of Gopher's restricted stock and $250,000 cash. Gopher was formed as a non-operating public shell company, and, therefore, for accounting purposes, the combination has been treated as a recapitalization of the Company and the issuance of stock by the company for the net monetary assets of Gopher. Prior to that date, there was no established trading market for the Common Stock

SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED  FINANCIAL DATA

         The Company commenced operations in April 1998. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and other financial information included elsewhere in this Form 10-K.

                      SUMMARY FINANCIAL AND OPERATING DATA

                                                        YEARS ENDED DECEMBER 31,
                                                          1998           1999
                                                       -------------------------

Net Revenue                                            $ 635,486      $1,029,774
Net Income                                               122,774          47,023
Pro forma net income                                      87,898          26,951


Earnings per share:
  Basic Net Income                                     $     .02      $      .01
  Diluted Net Income                                         .02             .01
  Basic Pro forma Net Income                                 .02             .00
  Diluted Pro forma Net Income                               .02             .00
Common shares used in the calculations
  Of earnings per share:
  Basic ..............................                 5,000,000       6,105,644
  Diluted ............................                 5,000,000       8,728,197


                                                             AT DECEMBER 31,
                                                          1998            1999
                                                       -------------------------

BALANCE SHEET DATA:
Working Capital ......................                    74,228          91,622
Total Assets .........................                   170,458         323,949
Stockholders' Equity .................                   170,458         259,975

-----------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. OVERVIEW OF OPERATIONS

Seaview Underwater Research, Inc. (the Company) was incorporated in the State of Florida on April 2, 1998, and was not in operation prior to this date. The Company sells underwater video cameras direct to the public and through and expanding retailers network. The production is performed by an outside assembly company. The Company has registered trademarks for many of its products.

EXPANSION

The Company expanded market share during 1999 over 1998 with increased advertising and carryover name awareness. Word of mouth exposure and improvements and modifications to production also contributed. Boat show participation was increased over 1998. The investment of professional display booths helped overcome image problems of a new business.

COMPETITION

Competition played a small role in effecting gross sales in 1999 over 1998. Parts and production problems and capitalization problems delayed the entry into the fresh water market. Other manufacturers were forced into advertising and the overall awareness factor was increased. This advancement will play into a huge growth multiple for 2000 and beyond.

OPERATING EXPENSES

The Company was able to lower parts cost and shift to outside production during 1999. This added additional assembly labor cost, but helped solve some of the back order problems and loss of sales from back orders. All sales on a cash basis, mainly credit cards dept a steady cash flow and maintained operating funds. Paying vendors C.O.D. and not utilizing bank financing also lowered operating costs and prevented over buying or stocking readily available parts.

GROSS SALES

First and second quarter sales were in line with estimated growth and were curtailed by parts supply and unexpected demand for the winter season. Utilization of the min-cam for ice fishing increased orders.

Third and fourth quarter sales were dramatically effected by our CCD board supplier in Taiwan. The series of earthquakes there caused disruption in a major quantity of parts orders. This caused an estimated 30% loss in orders and refunds on advance orders. The Company was forced to utilize various outside suppliers with sluggish delivery times.

Management's time was reduced severely with ongoing development of the Company's SecureView product.

SUMMARY

The Company has gone through an entire reorganization in every facet. Problems have been addressed and resolved. Currently the Company has capacity and parts to build in the thousands of units per month, instead of hundreds. Delivery time is approaching an in stock position. The market place for the year 2000 and beyond will see a huge interest in underwater video. The consumer is only just beginning to understand its utilization. With the successful development of the SecureView product line, the Company is poised for a ten fold increase in sales for the year 2000.

B. RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                                     YEARS ENDED DECEMBER 31,
                                                      1998             1999
                                                     ------------------------

Net Revenue                                           100.0%           100.0%
Cost of goods sold                                     23.5             19.3
                                                      -----            -----
     Gross Profit                                      76.5             80.7
Operating expenses:
    Salaries & Wages                                   16.6             20.0
    Advertising & Promotions                           19.6             31.1
    Depreciation                                         --              1.6
    Rent & Utilities                                    8.3             10.1
    Other Expenses                                     12.7             18.6
                                                      -----            -----
    Total operating expenses                           57.2             81.4
                                                      -----            -----
Income before taxes                                    19.3              (.7)
Income tax (benefit) expense                             --             (5.2%)
                                                      -----            -----
Net Income                                             19.3%             4.5%
Pro forma expense                                       5.5%             1.9%
                                                      -----            -----
Pro forma Net Income                                   13.8%             2.6%
                                                      =====            =====

         NET REVENUE. Net revenue increased 62.0% from $635 thousand for the year ended December 31, 1998 to $1.0 million for the year ended December 31, 1999. This increase was primarily caused by increased sales resulting from the company's enhanced advertising and marketing efforts.

         COST OF GOODS SOLD. Cost of goods sold increased 33.2% from $149 thousand for the year ended December 31,1998 to $199 thousand for the year ended December 31, 1999. This increase was primarily caused by better utilization of resources due to increased sales. Cost of goods sold relates to the parts and fees paid to outside companies for manufacturing the product.

         SALARIES AND WAGES. Salaries and wages increased 95.9% from $105 thousand for the year ended December 31,1998 to $206 thousand for the year ended December 31, 1999. This increase was primarily caused by increased compensation resulting from increased staffing and lower utilization of resources with respect to sales. Salaries and wages comprises of inside wages and outside labor.

         ADVERTISING AND PROMOTION. Advertising and promotion expenses increased 156.5% from $125 thousand for the year ended December 31,1998 to $320 thousand for the year ended December 31, 1999. This increase was primarily caused by increased advertising efforts on behalf of the company. Advertising and promotions comprises the expense to advertise at boat shows and to advertise in industry magazines. This number also includes postage, printing and travel, attributable to advertising and promotion.

         DEPRECIATION EXPENSE. Depreciation expense increased to $16 thousand for the year ended December 31,1999. This increase in depreciation expense was caused by property and equipment acquisitions by the company during these periods. Depreciation on equipment is calculated on the straight line method over the estimated useful lives of the assets ranging from five to seven years.

         RENT AND UTILITIES. Rent and utilities increased 97.7% from $53 thousand for the year ended December 31,1998 to $104 thousand for the year ended December 31, 1999. This increase was primarily caused by a higher utility cost for the period to support increased activity. Rent and utilities includes office rent, telephone and utilities.

         OTHER EXPENSES. Other expenses increased 137.1% from $81 thousand for the year ended December 31,1998 to $191 thousand for the year ended December 31, 1999 . This increase was primarily caused by professional fees paid to consultants and other costs associated with increasing sales. Other expenses comprise of cost of insurance, property taxes, bank charges and other miscellaneous expenses.

         INCOME TAXES. Prior to April 1, 1999, the company had elected S Corporation status under Section 1362(a) of the Internal Revenue Code. Under the election, the stockholders included their share of the Company's applicable taxable income or loss on their federal income tax return. Accordingly, no provision for income taxes was made for periods prior to April 1, 1999. On April 1, 1999, the Company elected to terminate its Subchapter S status in favor of a taxable C Corporation as designated in the Internal Revenue Code. Income tax provisions have been recorded for periods presented subsequent to April 1, 1999. The effective pro forma tax rate increased from

28.4% for the period ended December 31, 1998 to 34.8% for the first quarter of 1999. The increase was primarily caused higher income resulting in higher company tax brackets.

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

         On January 26, 2000 the Company filed a registration statement with the Securities and Exchange Commission for the issuance of 100,000 shares of its common stock for the purpose of compensating consultants for services rendered.

         Based upon the Company's anticipated capital needs for operations of its business and general corporate purposes, management believes that the combination of the funds expected to be available under the Company's current cash reserves and cash flow from operations should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

See "Management's Discussion and Analysis", Section C. "Liquidity and Capital Resources".

         SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         WE MAKE "FORWARD-LOOKING STATEMENTS" WITHIN THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THROUGHOUT THIS DOCUMENT AND IN THE DOCUMENTS WE INCORPORATE BY REFERENCE INTO THIS ANNUAL REPORT ON FORM 10-K. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," "PLAN" AND "CONTINUE" OR SIMILAR WORDS. WE HAVE BASED THESE STATEMENTS ON OUR CURRENT EXPECTATIONS ABOUT FUTURE EVENTS. ALTHOUGH WE BELIEVE THAT OUR EXPECTATIONS REFLECTED IN OR SUGGESTED BY OUR FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL BE ACHIEVED. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM WHAT WE CURRENTLY EXPECT. IMPORTANT FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS IN THIS DOCUMENT ARE SET FORTH IN THE "FACTORS AFFECTING FUTURE

RESULTS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" SECTIONS AND ELSEWHERE IN THIS DOCUMENT.

         YOU SHOULD READ THIS ANNUAL REPORT ON FORM 10-K COMPLETELY AND WITH THE UNDERSTANDING THAT OUR ACTUAL FUTURE RESULTS MAY BE MATERIALLY DIFFERENT FROM WHAT WE EXPECT. WE MAY NOT UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN IN THE EVENT THAT OUR SITUATION CHANGES IN THE FUTURE. ALL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US ARE EXPRESSLY QUALIFIED BY THESE CAUTIONARY STATEMENTS.

This Form 10-K, the annual report, and certain information provided periodically in writing or orally by the Company's Officers or its agents contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms "Seaview Underwater Research," "company," "we," "our" and "us" refer to Seaview Underwater Research, Inc. The words "expect," "believe," "plan," "intend," "estimate" and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

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

         (v) any inability to meet or exceed analysts expectations in any future period

We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                       PAGE
                                                                     NUMBER(S)
                                                                   -------------

        Independent Auditor's Reports                                  13-14
        Balance Sheets at December 31, 1999                            15
          and 1998 Statements of Income for the years ended
          December 31, 1999 and 1998                                   16
        Statements of Stockholders' Equity for the years ended
          December 31, 1999 and 1998                                   17
        Statements of Cash Flows for the years ended
          December 31, 1999 and 1998                                   18
        Notes to Financial Statements                                  19-22

                           INDEPENDENT AUDITOR REPORT


The Board of Directors
Seaview Underwater Research, Inc.:

I have audited the accompanying balance sheet of Seaview Underwater Research, Inc. as of December 31, 1999, and the related statement of income, stockholders' equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, such financial statements present fairly, in all material respects, the financial position of Seaview Underwater Research, Inc. as of December 31, 1999 and the results of operations and its cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.




Carol McAtee, CPA

March 21, 2000

                           INDEPENDENT AUDITOR REPORT


The Board of Directors
Seaview Underwater Research, Inc.:

I have audited the accompanying consolidated balance sheet of Seaview Underwater Research, Inc. as of December 31, 1998 and the related statement of income, stockholders' equity, and cash flows for the year ended December 31, 1998 These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Seaview Underwater Research, Inc from March 31, 1998 to December 31, 1998 and the results of its operations for the year ended December 31, 1998 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going and profitable concern.


Barbara Wright  C.P.A.

February 18, 1999

                        SEAVIEW UNDERWATER RESEARCH, INC.
                                 BALANCE SHEETS


                                                      DECEMBER 31,  DECEMBER 31,
                        ASSETS                           1998           1999
                                                      ------------  -----------

Current Assets:
   Cash and cash equivalents ....................     $  14,515     $    --
   Prepaid expenses .............................          --           9,197
   Income tax benefit ...........................                      25,795
   Inventory ....................................        59,713       120,604
                                                      ---------     ---------
      TOTAL CURRENT ASSETS ......................        74,228       155,596
Property and equipment, net .....................        96,230       140,330
Deferred tax asset ..............................                      28,023
                                                      ---------     ---------
      TOTAL ASSETS ..............................     $ 170,458     $ 323,949
                                                      =========     =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Due to Bank ..................................          --          10,412
   Accrued liabilities ..........................                      53,562
      TOTAL CURRENT LIABILITIES .................          --          63,974

Stockholders' equity:
Capital stock ...................................         5,000         9,380
Additional paid-in capital ......................        42,684       335,571
Unearned Restricted Stock Compensation ..........          --         (74,306)
Retained earnings ...............................       122,774       (10,670)
                                                      ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY ................       170,458       259,975
                                                      ---------     ---------
      TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY..     $ 170,458     $ 323,949
                                                      =========     =========


   The accompanying notes are an integral part of these financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC.
                              STATEMENTS OF INCOME

                                                            YEARS ENDED
                                                    DECEMBER 31,    DECEMBER 31,
                                                        1998            1999
                                                    ------------    -----------

Net Revenue ....................................     $   635,486    $ 1,029,774
Cost of goods sold .............................         149,355        198,886
                                                     -----------    -----------
        GROSS PROFIT ...........................         486,131        830,888
Operating expenses:
    Salaries  & Wages ..........................         105,383        206,458
    ADVERTISING & PROMOTIONS ...................         124,749        319,995
    Depreciation ...............................                         16,070
    Rent & Utilities ...........................          52,587        103,984
    Other Expenses .............................          80,638        191,176
                                                     -----------    -----------
        TOTAL OPERATING EXPENSES ...............         363,357        837,683
INCOME  BEFORE TAXES ...........................         122,774         (6,795)
INCOME TAX (BENEFIT) EXPENSE ...................            --          (53,818)
                                                     -----------    -----------
NET INCOME .....................................         122,774         47,023
PRO FORMA TAX EXPENSE (NOTE 2) .................          34,876         20,072
                                                     -----------    -----------
PRO FORMA NET INCOME (NOTE 2) ..................     $    87,898    $    26,951
                                                     ===========    ===========

Basic net (loss) income per common share .......             .02            .01
Diluted net (loss) income per common share .....             .02            .01
Pro forma basic net income per common share ....             .02            .00
Pro forma diluted net income per common share ..             .02            .00
Basic weighted average number of common shares
     outstanding ...............................       5,000,000      6,105,644
Diluted weighted average number of common shares
     outstanding ...............................       5,000,000      8,728,197

   The accompanying notes are an integral part of these financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       UNEARNED
                                                COMMON      ADDITIONAL                RESTRICTED
                                 COMMON          STOCK       PAID-IN     RETAINED       STOCK
                                  STOCK       ($.001 PAR)    CAPITAL     EARNINGS    COMPENSATION      TOTAL
                                ---------      ---------    ---------    --------    ------------     --------
Balance on December 31, 1997    $        0      $     0      $     0     $      0     $      0        $      0

Issuance of Stock                5,000,000        5,000       42,684                                    47,684

Net Income                                                                122,774                      122,774
                                 ---------      -------      -------     --------     --------        --------

Balance on December 31, 1998     5,000,000        5,000       42,684      122,774            0         170,458

Net Income for year ended
    December 31, 1999                                                      47,023                       47,023


Net Income from S Corporation
    prior to April 1, 1999                                    57,693      (57,693)                           0


Undistributed Earnings upon
    termination of S Corporation                             122,774     (122,774)                           0


Issuance of restricted stock
Under professional services
Agreements                       2,700,000        2,700       97,300                  (100,000)              0

Issuance of shares under
Consultant compensation plan     1,680,000        1,680       15,120                                    16,800

Amortization of unearned
Restricted stock compensation                                                           25,694          25,694
                                ----------       ------     --------    ---------     --------        --------

Balance on December 31, 1999    $9,380,000       $9,380     $335,571    $ (10,670)    $(74,306)       $259,975
                                ==========       ======     ========    =========     ========        ========

                        SEAVIEW UNDERWATER RESEARCH, INC
                            STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED
                                                                 --------------------------
                                                                 DECEMBER 31,  DECEMBER 31,
                                                                    1998          1999
                                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .............................................     $ 122,774      $  47,023
    Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation ........................................             0         16,070
       Amortization of unearned compensation ...............             0         25,694
       Compensation expense of stock issuance to consultants             0         16,800
       Deferred income taxes ...............................             0        (28,023)
    (Increase) decrease in:
       Inventory ...........................................       (59,713)       (60,891)
       Prepaid Assets ......................................             0         (9,197)
       Accrued Liabilities .................................             0         53,562
       Income taxes payable ................................             0        (25,795)
                                                                 ---------      ---------
    Net cash provided by (used in) operating activities ....        63,061         35,243
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment ....................       (96,230)       (60,170)
                                                                 ---------      ---------
       Net cash used in investing activities ...............       (96,230)       (60,170)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of stock ........................        47,684              0
                                                                 ---------      ---------
       Net cash provided by financing activities ...........        47,684              0
                                                                 ---------      ---------
       Net (decrease) increase in cash and cash equivalents         14,515        (24,927)
        Cash and cash equivalents at beginning of period ...             0         14,515
                                                                 ---------      ---------
Cash and cash equivalents at end of period .................     $  14,515      $ (10,412)
                                                                 =========      =========

   The accompanying notes are an integral part of these financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC.
                          Notes to Financial Statements

1.  OPERATIONS AND ORGANIZATION

         Seaview Underwater Research, Inc. ("the Company") sells underwater video cameras direct to the public and through an expanding retailers network. The manufacturing of the video cameras is contracted out to an independent company. The Company was incorporated in the State of Florida on April 2, 1998, and had no operations prior to incorporation. The Company is located at 200 Madonna Blvd. Suite A, Tierra Verde, Florida 33715.

2.  SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying financial statements have been prepared on the accrual basis of accounting.

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

         REVENUE RECOGNITION. Revenue is recognized at the time of product shipment. Such revenue is recorded net of estimated product return. As of December 31, 1999, estimated amounts for returns were not considered material.

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

                        SEAVIEW UNDERWATER RESEARCH, INC.
                          Notes to Financial Statements

         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3.  INVENTORIES

    Inventories consist of the following:

                                             1998             1999
                                             -----            ----
           Raw Materials                    $59,713         $120,604

4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                             1998             1999
                                             ----             ----
    Automobiles                             $    --         $ 14,904
    Furniture and Fixtures                   49,770           71,556
    Equipment                                46,460           69,940
                                            -------         --------
                                             96,230          156,400
    Less accumulated depreciation                --          (16,070)
                                            -------         --------
                                            $96,230         $140,330
                                            =======         ========

5.  INCOME TAXES

     For the year ended December 31, 1999, the provision for income taxes consisted of the following:

                                                              1999
                                                              ----
    Current expense (benefit):
      Federal                                               $ (3,224)
      State                                                  (22,571)
    Deferred expense (benefit):
      Federal                                                (24,521)
      State                                                   (3,502)
                                                            --------
    Total current and deferred actual                        (53,818)
                                                            ========
    Pro forma income tax expense                              20,072
                                                            --------
    Total income tax expense pro forma                      $(33,746)
                                                            ========

                        SEAVIEW UNDERWATER RESEARCH, INC.
                          Notes to Financial Statements

     A reconciliation of statutory federal income tax rate with the Company's effective income tax rate as of December 31, 1999 is as follows:

                                                                  1999

    U.S. federal taxes  statutory rate                           35.00%
      Increase/(decrease):
      State taxes                                                 5.00
                                                                 ------
    Income tax provision
    Effective tax rate of current actual tax benefit             40.00%
                                                                 ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax

     Assets are as follows:
                                                                   1999
     Deferred tax asset:
     Stock based compensation                                    $10,278
     Accrued Expenses                                             21,424
                                                                 -------
          Total deferred tax asset                                31,702

    Deferred tax liability:
    Prepaid expenses                                              (3,679)
                                                                 -------
          Total deferred tax asset                               $28,023
                                                                 =======

     Based on the Company's historical operating income, management believes that it is more likely than not that the Company will realize the benefit of its net deferred tax assets.

6.   STOCK AWARD AGREEMENT

     Under a Professional Services Agreement effective March 25, 1999, 2,700,000 shares of restricted common stock were issued to a key employee. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity and subsequently amortized over the period of the agreement, three years. Amortization of $25,694 was recorded for the year ended December 31, 1999.

     Because the terms of the Professional Services Agreement calls for no cash payment by the employee, the intrinsic value of the compensation to the employee as defined by APB No. 25 equals the fair market value of the award as defined by SFAS No. 123. Thus, pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied, have been omitted.

7.   RECAPITALIZATION

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

                        SEAVIEW UNDERWATER RESEARCH, INC.
                          Notes to Financial Statements

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

8.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

9.   SUBSEQUENT EVENTS

     On January 26, 2000 the company filed a registration statement with the Securities and Exchange Commission for the issuance of 100,000 shares of its common stock for the purpose of compensating consultants for services rendered.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III



ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the information under the heading "Management-Directors and Executive Officers" in the Company's definitive Proxy statement to be used in connection with the Company's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2000.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the heading "Management-Compensation of Executive Officers and Directors" in the Company's definitive Proxy statement to be used in connection with the Company's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2000.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The information required by this Item is incorporated herein by reference to the information under the heading "Management-Security ownership of Management and Others" in the Company's definitive Proxy statement to be used in connection with the Company's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2000.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy statement to be used in connection with the Company's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 29, 2000.

                                     PART IV

ITEM 14.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(a)     EXHIBITS

        EXHIBIT
        NUMBER        DESCRIPTION
        --------      -----------
        10.0   *      Reorganization Agreement [1]
        10.1   *      Professional Services Agreement [2]
        10.2   *      Registration of 1,430,000 shares of Registrant's common
                        stock [3]
        10.3   *      Registration of 250,000 shares of Registrant's common
                        stock [4]
        10.4   *      Registration of 100,000 shares of Registrant's common
                        stock [5]
        11.1          Computation of Per Share Earnings.
        23.1          Consent of independent certified public accountants.
        23.2          Consent of independent certified public accountant.
        27.1          Financial Data Schedule for the year ended December 31,
                        1999 (for SEC use only).

Previously filed as an exhibit in the Company filing identified in the endnote following the exhibit description and incorporated herein by reference.

1)      Form 8-K dated April 8, 1999.
2)      Form 8-K/A dated April 15, 1999.
3)      Form S-8 dated April 8,1999
4)      Form S-8 dated October 5, 1999
5)      Form S-8 dated January 26, 2000


(b)     REPORTS ON FORM 8-K.

        The company filed a Report on From 8-k on April 8, 1999 reporting the completion of the acquisition of the Company by Gopher, Inc. See Note 7 of Notes to the Financial Statements.

                        SEAVIEW UNDERWATER RESEARCH, INC.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on March 30, 2000.


               SEAVIEW UNDERWATER RESEARCH, INC.


               By: /s/ RICHARD L. MCBRIDE
                 ------------------------
               RICH MCBRIDE
               Chief Executive Officer

               By: /s/ JAMES COX
                  -----------------------
               J.R. COX
               Secretary and Treasurer

               By: /s/ MILES GOULD
                  -----------------------
               MILES GOULD
               Director

               By: /s/ FRED LESLIE
                  -----------------------
               FRED LESLIE
               Director

               By: /s/ CHARLES CATO
                  -----------------------
               CHARLES CATO
               Director

               By: /s/  BRAD GOULD
                  -----------------------
               By: /s/  Brad Gould

               BRAD GOULD
               Director