Form 10-Q
period 2000-03-31
SEAVIEW UNDERWATER RESEARCH INC
filed 2000-05-24
CIK 894536

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                    FORM 10-Q

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                  GOPHER, INC.
     ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

    Total number of shares of Common Stock, as of March 28, 2000: 12,417,200

                        SEAVIEW UNDERWATER RESEARCH, INC.


                                      INDEX

Part I.  FINANCIAL INFORMATION                                         Page No.


         Item 1.   Financial Statements                                 3 - 8

         Item 2.   Management's Discussion and Analysis of Financial    9 - 13
                   Condition and Results of Operations

Part II. OTHER INFORMATION                                              14

         Item 6.   Exhibits and Reports on Form 8-K                     14

Signatures                                                              15

Exhibits                                                                16 - 17

PART I.  FINANCIAL INFORMATION

Item 1. Financial statements

                        SEAVIEW UNDERWATER RESEARCH, INC.
                                 BALANCE SHEETS

                                                            MARCH 31,       DECEMBER 31,
                           ASSETS                             2000             1999
                                                           -----------      ------------
                                                           (unaudited)
Current Assets:
    Cash and cash equivalents ........................     $   417,979      $      --
    Accounts receivable-Trade ........................         232,705             --
    Accounts receivable-Employees ....................          27,322             --
    Accounts receivable-Officer ......................       1,146,534             --
    Prepaid expenses .................................         136,123            9,197
    Income tax benefit ...............................            --             25,795
    Inventory ........................................         283,612          120,604
                                                           -----------      -----------
       TOTAL CURRENT ASSETS ..........................       2,244,275          155,596
Property and equipment, net ..........................         313,597          140,330
Patent ...............................................          30,000             --
Deferred tax asset ...................................         180,613           28,023
                                                           -----------      -----------
       TOTAL ASSETS ..................................       2,768,485      $   323,949
                                                           ===========      ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Due to Bank ......................................            --             10,412
    Accrued liabilities ..............................            --             53,562
       TOTAL CURRENT LIABILITIES .....................            --             63,974
       Subordinated convertible debentures ...........       2,735,237             --
                                                           -----------      -----------
       TOTAL LIABILITIES .............................       2,735,237           63,974
Stockholders' equity:
Capital stock ........................................           9,654            9,380
Additional paid-in capital ...........................         338,037          335,571
Unearned Restricted Stock Compensation ...............         (65,972)         (74,306)
Retained earnings ....................................        (248,471)         (10,670)
                                                           -----------      -----------
       TOTAL STOCKHOLDERS' EQUITY ....................          33,248          259,975
                                                           -----------      -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....     $ 2,768,485      $   323,949
                                                           ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC.
                               STATEMENT OF INCOME
                                   (Unaudited)

                                                          QUARTER ENDED
                                                   ----------------------------
                                                     MARCH 31,       MARCH 31,
                                                       2000             1999
                                                   -----------      -----------

Net Revenue .....................................  $   421,068      $   300,869
Cost of goods sold ..............................       60,997           48,256
                                                   -----------      -----------
     GROSS PROFIT ...............................      360,071          252,613
Operating expenses:
     Salaries  & Wages ..........................      111,422           74,989
     ADVERTISING & PROMOTIONS ...................      458,707           75,274
     Depreciation ...............................       10,675            3,950
     Rent & Utilities ...........................       17,029           20,626
     Other Expenses .............................      127,334           20,081
                                                   -----------      -----------
         TOTAL OPERATING EXPENSES ...............      725,167          194,920
                                                   -----------      -----------
         OPERATING (LOSS) PROFIT ................     (365,096)          57,693
INTEREST INCOME .................................          501             --
                                                   -----------      -----------
INCOME  BEFORE TAXES ............................     (364,595)          57,693
INCOME TAX (BENEFIT) EXPENSE ....................     (126,794)            --

NET INCOME ......................................     (237,801)          57,693
PRO FORMA TAX EXPENSE (NOTE 2) ..................         --             20,072
                                                   -----------      -----------
PRO FORMA NET INCOME (NOTE 2) ...................  $  (237,801)     $    37,621
                                                   ===========      ===========

Basic net (loss) income per common share ........         (.03)             .01
Diluted net (loss) income per common
     share ......................................         (.03)             .01

Pro forma basic net income per common share .....         (.03)             .01
Pro forma diluted net income per common
     share ......................................         (.03)             .01
Basic weighted average number of common shares
    outstanding .................................    6,884,462        5,000,000
Diluted weighted average  number of common shares
    outstanding .................................    6,884,462        5,181,233


   The accompanying notes are an integral part of these financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         QUARTER ENDED
                                                                  ----------------------------
                                                                    MARCH 31,       MARCH 31,
                                                                      2000             1999
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income ............................................     $  (237,801)     $    57,693
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation ........................................          10,675            3,950
        Amortization of unearned compensation ...............           8,333            1,541
        Compensation expense of stock issuance to consultants           2,740             --
     Changes in operating assets and liabilities:
        Increase in accounts receivable -trade ..............        (232,705)            --
        Increase in accounts receivable-employees ...........         (27,322)            --
        Increase in accounts receivable-officer .............      (1,146,534)            --
        Increase in prepaid assets ..........................        (126,926)            --
        Increase in inventory ...............................        (163,008)         (33,999)
        Decrease in income tax benefit ......................          25,795             --
        Increase in patent ..................................         (30,000)            --
        Increase in deferred tax asset ......................        (152,589)            --
        Decrease in accrued Liabilities .....................         (53,562)            --
     Net cash provided by (used in) operating activities ....      (2,122,904)          29,185
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment ....................        (183,942)          (3,150)
                                                                  -----------      -----------
        Net cash used in investing activities ...............        (183,942)          (3,150)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from recapitalization .........................            --            250,000
     Proceeds from issuance of convertible debentures .......       2,735,237             --
     Distribution to shareholders ...........................            --           (250,000)
                                                                  -----------      -----------
        Net cash provided by financing activities ...........       2,735,237                0
                                                                  -----------      -----------
        Net (decrease) increase in cash and cash equivalents          428,391           26,035
         Cash and cash equivalents at beginning of period ...         (10,412)          14,515
                                                                  -----------      -----------
Cash and cash equivalents at end of period ..................     $   417,979      $    40,550
                                                                  ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC.
               Notes to Interim Consolidated Financial Statements
                           March 31, 2000 (Unaudited)

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION / BASIS OF CONSOLIDATION. The accompanying unaudited financial statements have been prepared in accordance with prescribed guidance of the Securities and Exchange Commission ("SEC"), and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principals. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that can be expected for a full fiscal year.

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

         REVENUE RECOGNITION. Revenue is recognized at the time of product shipment. Such revenue is recorded net of Estimated product return. At March 31, 2000, estimated amounts for returns are not considered material.

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

3.       NOTE RECEIVABLE

         During the first quarter of 2000, the Company accepted a $ 1,146,534 non-interest bearing note from an officer. The note was collateralized by 6.5 million shares of Company stock. The term of the loan was thirty days, and the note was repaid in full during April 2000.

4.       STOCK AWARD AGREEMENT

         Under a Professional Services Agreement effective March 25, 1999, 2,700,000 shares of restricted common stock were issued to a key employee. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity and subsequently amortized over the period of the agreement, three years. Amortization of $ 8,333 was recorded for the three month period ended March 31, 2000.

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

5.       STOCK ISSUANCE

         On January 26, 2000 the company filed a registration statement with the Securities and Exchange Commission for the issuance of 100,000 shares of its common stock for the purpose of compensating consultants for services rendered. Compensation expense of $1,000 was recorded for the month period ended March 31, 2000, based on the fair value of the services rendered.

         During the first quarter 2000, the Company issued 174,000 shares of restricted common stock to employees under an employee bonus arrangement. Bonus expense of $1,740 was recognized in connection with the issuance.

6.       RECAPITALIZATION

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

7.       CONVERTIBLE DEBENTURES

         In the first quarter of 2000, the Company issued 8% convertible debentures for proceeds of $2,735,237. The debentures are non-interest bearing for the first thirty days, after which, interest is payable quarterly. The debentures are for a term of twelve months. The debentures are convertible by the option of the holders into shares of the Company's restricted common stock on the basis of $.50 to $8.00 per share. . Proceeds from the issuance were used to fund operations of the Company.

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

                                   QUARTER ENDED MARCH 31,
                                    2000        1999
                                    ------      ------

Net Revenue ..................       100.0%      100.0%
Cost of goods sold ...........        14.5        16.0
     Gross Profit ............        85.5        84.0
Operating expenses:
     Salaries  & Wages .......        26.5        24.9
     Advertising  & Promotions       108.9        25.0
     Depreciation ............         2.5         1.3
     Rent & Utilities ........         4.0         6.9
     Other Expenses ..........        30.2         6.7
                                    ------      ------
     Total operating expenses        172.2        64.8
     Operating Profit ........       (86.7)
Interest Income ..............          .1         --
Income  before taxes .........       (86.6)       19.2
Income tax (benefit) expense .        30.1         --
                                    ------
Net Income ...................       (56.5)       19.2
Pro forma expense ............         --          6.7
                                    ------      ------
Pro forma Net Income .........       (56.5)       12.5
                                    ======      ======

         NET REVENUE. Net revenue increased 39.9% from $301 thousand for the quarter ended March 31, 1999 to $421 thousand for the quarter ended March 31, 2000. This increase was primarily caused by increased sales resulting from the Company's increased investment in advertising and the establishment of a Dealer Sales Base.

         COST OF GOODS SOLD. Cost of goods sold increased 26.4 % from $48 thousand for the quarter ended March 31,1999 to $61 thousand for the quarter ended March 31, 2000. This increase was primarily caused by utilization of resources due to increased sales. Cost of goods sold relates to the parts and fees paid to outside companies for manufacturing the product.

         SALARIES AND WAGES. Salaries and wages increased 48.6% from $75 thousand for the quarter ended March 31,1999 to $111 thousand for the quarter ended March 31, 2000. This increase was primarily caused by increased compensation resulting from increased staffing and lower utilization of resources with respect to sales. Salaries and wages comprises inside wages and outside labor.

         ADVERTISING AND PROMOTION. Advertising and promotion expenses increased 509.4% from $75 thousand for the quarter ended March 31,1999 to $459 thousand for the quarter ended March 31, 2000. This increase was primarily caused by increased advertising efforts on behalf of the company. Advertising and promotions comprises the expense to advertise at boat shows and to advertise in industry magazines. This number also includes postage, printing and travel, attributable to advertising and promotion.

         DEPRECIATION EXPENSE. Depreciation expense increased 1.7% from $4 thousand for the quarter ended March 31,1999 to $11 thousand for the quarter ended March 31, 2000. This increase in depreciation expense was caused by property and equipment acquisitions by the company during the period. Depreciation on equipment is calculated on the straight line method over the estimated useful lives of the assets ranging from five to seven years.

         RENT AND UTILITIES. Rent and utilities decreased 17.4% from $21 thousand for the quarter ended March 31,1999 to $17 thousand for the quarter ended March 31, 2000. This decrease was primarily caused by better utilization of costs for the period to support increased activity. Rent and utilities includes office rent, telephone and utilities.

         OTHER EXPENSES. Other expenses increased 534.1% from $21 thousand for the quarter ended March 31,1999 to $127 thousand for the quarter ended March 31, 2000. This increase was primarily caused by professional fees paid for consultants, accountants, legal fees and other costs associated with increasing sales.

Other expenses comprise of cost of insurance, property taxes, bank charges and other miscellaneous expenses.

          INCOME TAXES. Prior to April 1, 1999, the company had elected S Corporation status under Section 1362(a) of the Internal Revenue Code. Under the election, the stockholders included their share of the Company's applicable taxable income or loss on their federal income tax return. Accordingly, no provision for income taxes was made for periods prior to April 1, 1999. On April 1, 1999, the Company elected to terminate its Subchapter S status in favor of a taxable C Corporation as designated in the Internal Revenue Code. Income tax provisions have been recorded for periods presented subsequent to April 1, 1999. The effective pro forma tax rate was 35% for the quarters ended March 31, 2000 and 1999.

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

     During the first quarter 2000, the Company issued 174,000 shares of restricted common stock to employees under an employee bonus arrangement. Bonus expense of $1,740 was recognized in connection with the issuance.

     On January 26, 2000 the company filed a registration statement with the Securities and Exchange Commission for the issuance of 100,000 shares of its common stock for the purpose of compensating consultants for services rendered.

     In the first quarter of 2000, the Company issued 8% convertible debentures for proceeds of $2,735,237. The debentures are non-interest bearing for the first thirty days, after which, interest is payable quarterly. The debentures are for a term of twelve months. The debentures are convertible by the option of the holders into shares of the Company's restricted common stock on the basis of $.50 to $8.00 per share. . Proceeds from the issuance were used to fund operations of the Company.

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

PART II.   OTHER INFORMATION

The PROXY date released in the current 10K was incorrect. This was discovered after the amendment period had expired. Management was advised by counsel after consultation with the SEC to correct this information in this 10Q filing. The following represents that correction and additional information.

A stockholders meeting was held on January 22, 2000, the representation of total stockholder percentage in attendance at this meeting was 65% of the outstanding shares. The previous Board of Directors was unanimously re-elected for an additional one year term. A vote was taken to amend the corporate charter to make a name change from Seaview Underwater Research, Inc. to Seaview Video Technology, Inc. to reflect a new direction in the company's product line. This change was made during May, 2000.

An audit committee of the Board of Directors was formed.

Charles Cato, Director, Chairman
Fred Leslie, Director
Myles Gould, Director

Executive Compensation

Rich McBride, C.E.O. did not receive a salary, stock awards, or options. James Cox, Treasurer/Secretary received a salary $28,600.00

The next Proxy Filing will be November 15, 2000 for a stockholders meeting scheduled January 20, 2001 to be held at the company headquarters in St. Petersburg, Florida.

ITEM 6.   EXHIBITS AND REPORTS OF FORM 8-K.

SEE EXHIBIT INDEX



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

11.1     Computation of Earnings per Share

27       Financial Data Schedule for the quarter Ended March 31, 2000 (SEC only)

                        SEAVIEW UNDERWATER RESEARCH, INC.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on May 24, 2000.

                  SEAVIEW UNDERWATER RESEARCH, INC.




                  By: /s/ RICH MCBRIDE
                     ------------------------
                  RICH MCBRIDE
                  Chief Executive Officer

                  By: /s/ J.R. COX
                     ------------------------
                  J.R. COX
                  Secretary and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       EXHIBIT DESCRIPTION
-------      -------------------

11.1   Computation of Per share Earnings.

27     Financial Data Schedule for the quarter March 31, 2000 (for SEC use only)