Form 10-Q
period 2000-06-30
SEAVIEW UNDERWATER RESEARCH INC
filed 2000-08-14
CIK 894536

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from: ____________ to ____________

                             Commission file number:
                                   33-55254-26


                         SEAVIEW VIDEO TECHNOLOGY, INC.
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


                         SEAVIEW VIDEO TECHNOLOGY, INC.
                            200 MADONNA BLVD. SUITE A
                             TIERRA VERDE , FL 33715


                                 (727) 866-3660
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                       SEAVIEW UNDERWATER RESEARCH, INC.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Total number of shares of Common Stock, as of July 30, 2000: 14,826,956

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

                         SEAVIEW VIDEO TECHNOLOGY, INC.

                                 BALANCE SHEETS

                                                             JUNE 30,        DECEMBER 31,
                           ASSETS                              2000               1999
                                                            -----------       -----------
                                                            (unaudited)
Current Assets:
    Cash and cash equivalents ........................      $   673,944       $        --
     Accounts receivable-Trade .......................        1,240,224                --
     Accounts receivable-Employees ...................           27,322                --
     Accounts receivable-Officer .....................          469,359                --
    Prepaid expenses .................................           32,506             9,197
     Income tax benefit ..............................               --            25,795
    Inventory ........................................          184,748           120,604
                                                            -----------       -----------
       TOTAL CURRENT ASSETS ..........................        2,628,103           155,596
Property and equipment, net ..........................          422,605           140,330
Patent ...............................................           30,000                --
Deferred tax asset ...................................           72,907            28,023
                                                            -----------       -----------
       TOTAL ASSETS ..................................      $ 3,153,615       $   323,949
                                                            ===========       ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Due to Bank .....................................               --            10,412
    Accrued liabilities ..............................               --            53,562
                                                            -----------       -----------
       TOTAL LIABILITIES .............................               --            63,974
Stockholders' equity:
Capital stock ........................................           12,071             9,380
Additional paid-in capital ...........................        3,270,857           335,571
Unearned Restricted Stock Compensation ...............          (57,640)          (74,306)
Retained earnings ....................................          (71,673)          (10,670)
                                                            -----------       -----------
       TOTAL STOCKHOLDERS' EQUITY ....................        3,153,615           259,975
                                                            -----------       -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....      $ 3,153,615       $   323,949
                                                            ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     THREE MONTHS     THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                    ENDED JUNE 30,   ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                                         2000              1999             2000              1999
                                                    -------------    -------------     -------------     -------------
Net Revenue ....................................      $ 1,519,126      $   364,729       $ 1,940,194       $   665,598
Cost of goods sold .............................          284,248           94,148           345,245           142,404
                                                      -----------      -----------       -----------       -----------
         Gross Profit ..........................        1,234,878          270,581         1,594,949           523,194
Operating expenses:
     Salaries  & Wages .........................          189,098           39,171           300,520           100,461
     Advertising  & Promotions .................          553,246          130,730         1,011,953           200,729
     Depreciation ..............................            7,131            4,035            17,806             7,985
     Rent & Utilities ..........................           25,602           34,676            42,631            55,302
     Other Expenses ............................          175,935           72,399           303,269           111,454
                                                      -----------      -----------       -----------       -----------
         TOTAL OPERATING EXPENSES ..............          951,012          281,011         1,676,179           475,931
                                                      -----------      -----------       -----------       -----------
         Operating Profit (loss) ...............      $   283,866      $   (10,430)      $   (81,230)      $    47,263
INTEREST INCOME ................................              638                              1,139
                                                      -----------      -----------       -----------       -----------
Income  (loss)  before taxes ...................      $   284,504      $   (10,430)      $   (80,091)      $    47,263
INCOME TAX (BENEFIT) EXPENSE ...................          107,707           10,159           (19,088)           10,159
                                                                       -----------       -----------       -----------

NET INCOME .....................................      $   176,797      $   (20,589)      $   (61,003)      $    37,104
                                                      ===========      ===========       ===========       ===========


Basic net (loss) income per common share .......      $     0.022      $    (0.003)      $     (.007)      $     0.007
Diluted net (loss) income per common
     Share .....................................      $     0.017      $    (0.002)      $     (.007)      $     0.005
Basic weighted average common shares
     outstanding ...............................        8,003,581        6,304,286         8,552,746         5,063,204
Diluted weighted average common shares
     outstanding ...............................       10,698,866        8,931,363         8,552,746         7,669,913


   The accompanying notes are an integral part of these financial statements.

                        SEAVIEW UNDERWATER RESEARCH, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                             SIX MONTHS        SIX MONTHS
                                                                                ENDED             ENDED
                                                                            JUNE 30, 2000     JUNE 30, 1999
                                                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  (loss) income ...............................................      $   (61,003)      $    37,104
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation ................................................           17,806             7,985
          Amortization of unearned compensation .......................           16,666             9,028
          Compensation expense of stock issuance to consultants .......            2,740            14,300
          Deferred income taxes .......................................          (44,884)           (2,399)
     (Increase) decrease in:
        Inventory .....................................................          (64,144)          (43,702)
        Accounts receivable trade .....................................       (1,240,224)               --
        Employee accounts receivable ..................................          (27,322)               --
        Officer receivable ............................................         (469,359)               --
        Prepaid Assets ................................................          (23,309)               --
        Patent ........................................................          (30,000)               --
        Accrued Liabilities ...........................................          (53,562)               --
        Income taxes payable ..........................................           25,795            12,558
                                                                             -----------       -----------
        Net cash provided by (used in) operating activities ...........        1,950,800            34,874
                                                                             -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property and equipment ..............................         (300,081)          (56,886)
                                                                             -----------       -----------
        Net cash used in investing activities .........................         (300,081)          (56,886)
                                                                             -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from  conversion of stock warrants ......................          200,000                 0
     Proceeds from issuance of convertible subordinated debentures ....        2,735,237                 0
                                                                             -----------       -----------
        Net cash provided by financing activities .....................        2,935,237                 0
                                                                             -----------       -----------
        Net (decrease) increase in cash and cash equivalents ..........          684,356           (22,012)
Cash and cash equivalents at beginning of period ......................          (10,412)           14,516
                                                                             -----------       -----------
Cash and cash equivalents at end of period ............................      $   673,944       $    (7,496)
                                                                             ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
               Notes to Interim Consolidated Financial Statements
                            June 30, 2000 (Unaudited)

1.       OPERATIONS AND ORGANIZATION

         Seaview Video Technology, Inc., (the "Company") formerly Seaview Underwater Research, Inc. is a Florida Corporation incorporated April 2, 1998 with no operations prior to incorporation. The Company was acquired by Gopher Inc. March 22, 1999 becoming a Nevada Corporation with the name change to Seaview Underwater Research, Inc. The Company then modified its corporate name to Seaview Video Technology, Inc.

         The Company manufactures in-house and through outside contractors, underwater video cameras, lights, and accessories for the marine commercial and consumer retail market. The Company has also developed and manufactures in-house and through outside contractors, a video security system utilizing exclusive patented technology enabling video transmission through electrical wiring. The key product Secureview is a light bulb camera and decoder. The Company offices are located at 200 Madonna Blvd., Tierra Verde, Florida.

2.       SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION / BASIS OF CONSOLIDATION. The accompanying unaudited financial statements have been prepared in accordance with prescribed guidance of the Securities and Exchange Commission ("SEC"), and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principals. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six-month periods ended June 30, 2000, are not necessarily indicative of the results that can be expected for a full fiscal year.

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

         REVENUE RECOGNITION. Revenue is recognized at the time of product shipment. Such revenue is recorded net of estimated product return. At June 30, 2000, estimated amounts for returns are not considered material.

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

3.       STOCK AWARD AGREEMENT

         Under a Professional Services Agreement effective March 25, 1999, 2,700,000 shares of restricted common stock were issued to a key employee. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity and subsequently amortized over the period of the agreement, three years. Amortization of $8,333 and $16,666 was recorded for the three and six month periods ended June30, 2000, respectively.

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

4.       NOTE RECEIVABLE-OFFICER

         During the second quarter 2000, the Company accepted several non-interest bearing notes for a total of $619,359, of which $150,000 has been repaid, leaving a balance of $469,359 at June 30, 2000. The notes are collateralized by 6.5 million shares of company stock. The term of the loans is 120 days.

5.       CONVERTIBLE DEBENTURES

         In the first quarter of 2000, the Company issued 8% convertible debentures for proceeds of $2,735,237. The debentures are non-interest bearing for the first thirty days, after which, interest is payable quarterly. The debentures are for a term of twelve months. The debentures are convertible by the option of the holders into shares of the Company's restricted common stock on the basis of $.50 to $8.00 per share. Proceeds from the issuance were used to fund operations of the Company.

         During the second quarter of 2000, the company exchanged the $2,735,237 of convertible debentures for 2,217,449 shares of Company common stock.

6.       RECAPITALIZATION

         On March 24, 1999, Gopher, Inc. ("Gopher") acquired all of the outstanding common stock of Seaview Video Technology, Inc. in exchange for 5,000,000 shares of Gopher's restricted stock and $250,000 cash. Gopher was formed as a non-operating public shell company, and, therefore, for accounting purposes, the combination has been treated as a recapitalization of Seaview Video Technology, Inc. and the issuance of stock by the company for the net monetary assets of Gopher.

         The transaction is recorded as a capital transaction as described above, and, as such, pro forma information is not presented, since the transaction does not result in a business combination. The historical financial statements prior to March 24, 1999 are those of Seaview Video Technology, Inc., and reflect the restatement of the equity accounts based on the ratio of the exchange of 5,000,000 shares of Gopher for 100 shares of Seaview Video Technology, Inc.

7.       STOCK WARRANTS

         During the second quarter of 2000, a warrant option was exercised for 200,000 shares of Company common stock at $1.00 per share from a previous resolution dating from the reverse merger into Gopher, Inc. The proceeds were used to fund operations.

8.       COMMITMENTS AND CONTINGENCIES

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

9.       SUBSEQUENT EVENT

         On July 12, 2000, the Company acquired a twenty percent (20%) ownership interest in Golden Springs, LLC, a state of Florida limited liability company. In consideration for its 20% equity position in Golden Springs, LLC, the Company conveyed 150,000 shares of its common stock to Golden Springs, LLC subject to restrictions under Rule 144 of the Securities and Exchange Act of 1933, as amended. The resolution approved by the board of directors to issue shares dictated that the shares be replaced by the President and C.E.O. within 120 days. Golden Springs, LLC reports total assets of $4.06 million.

Item 2. Management's discussion and analysis of financial condition and results of operations

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                              RESULTS OF OPERATIONS

A.  OVERVIEW

         Seaview Video Technology, Inc., (the "Company") formerly Seaview Underwater Research, Inc. is a Florida Corporation incorporated April 2, 1998 with no operations prior to incorporation. The Company was acquired by Gopher Inc. March 22, 1999 becoming a Nevada Corporation with the name change to Seaview Underwater Research, Inc. The Company then modified its corporate name to Seaview Video Technology, Inc.

         The Company manufactures in-house and through outside contractors, underwater video cameras, lights, and accessories for the marine commercial and consumer retail market. The Company has also developed and manufactures in-house and through outside contractors, a video security system utilizing exclusive patented technology enabling video transmission through electrical wiring. The key product Secureview is a light bulb camera and decoder. The Company offices are located at 200 Madonna Blvd., Tierra Verde, Florida.

B.  RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenue, certain items in the Company's statements of operations for the quarters indicated. The performance of the Company during this quarter is not indicative of future financial results or conditions.

                                              THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                             ENDED  JUNE 30,  ENDED JUNE 30,   ENDED JUNE 30,   ENDED JUNE 30,
                                                  2000             1999             2000             1999
                                             ---------------  -------------    -------------    -------------
Net Revenue ..............................        100.0%           100.0%           100.0%           100.0%
Cost of goods sold .......................         18.7%            25.8%            17.8%            21.4%
                                                -------          -------          -------          -------
                  Gross Profit ...........         81.3%            74.2%            82.2%            78.6%
 Operating expenses:
     Salaries  & Wages ...................         12.4%            10.7%            15.5%            15.1%
     Advertising  & Promotions ...........         36.4%            35.8%            52.2%            30.2%
     Depreciation ........................           .5%             1.1%              .9%             1.2%
     Rent & Utilities ....................          1.7%             9.5%             2.2%             8.3%
     Other Expenses ......................         11.6%            19.9%            15.6%            16.7%
                                                -------          -------          -------          -------
         TOTAL OPERATING EXPENSES ........         62.6%            77.0%            86.4%            71.5%
                                                -------          -------          -------          -------
         OPERATING PROFIT (LOSS) .........         18.7%           (2.8)%           (4.2)%             7.1%
  Interest Income ........................          0.0%             0.0%             0.1%             0.0%
                                                -------          -------          -------          -------
   Income  before taxes ..................         18.7%           (2.8)%           (4.1)%             7.1%
         INCOME TAX (BENEFIT) EXPENSE ....          7.1%             2.8%           (1.0)%             1.5%
                                                -------          -------          -------          -------
NET INCOME ...............................         11.6%           (5.6)%           (3.1)%             5.6%
                                                =======          =======          =======          =======

         NET REVENUE. Net revenue increased 316.5% and 191.5% for the quarter and six months ended June 30, 2000, from $364.7 thousand to $1.5 million and from $665.6 thousand to $1.9 million, respectively. This increase was primarily caused by increased sales resulting from the Company's increased investment in advertising and the establishment of a Dealer Sales Base.

         COST OF GOODS SOLD. Cost of goods sold increased 201.9% and 142.4% for the quarter and six months ended June 30, 2000, from $94.1 thousand to $284.2 thousand and from $142.4 thousand to $345.2 thousand, respectively. This increase was primarily caused by utilization of resources due to increased sales. Cost of goods sold relates to the parts and fees paid to outside companies for manufacturing the product.

         SALARIES AND WAGES. Salaries and wages increased 382.7% and 199.1% for the quarter and six months ended June 30, 2000, from $39.2 thousand to $189.1thousand and from $100.5 thousand to $300.5 thousand, respectively. This increase was primarily caused by increased compensation resulting from increased staffing as a result of increased sales. Salaries and wages comprises inside wages and outside labor.

         ADVERTISING AND PROMOTION. Advertising and promotion expenses increased 323.2% and 404.1% for the quarter and six months ended June 30, 2000, from $130.7 thousand to $553.2 thousand and from $200.7 thousand to $1.0 million, respectively. This increase was primarily caused by increased national and regional television advertising efforts on behalf of the Company. Advertising and promotions comprises the expense to advertise at boat shows and to advertise in industry magazines. This number also includes postage, printing and travel, attributable to advertising and promotion.

         DEPRECIATION EXPENSE. Depreciation expense increased 76.7% and 123.0% for the quarter and six months ended June 30, 2000, from $4.0 thousand to $7.1 thousand and from $8.0 thousand to $17.8 thousand, respectively. This increase in depreciation expense was caused by property and equipment acquisitions by the Company during the period. Depreciation on equipment is calculated on the straight line method over the estimated useful lives of the assets ranging from five to seven years.

         RENT AND UTILITIES. Rent and utilities decreased 26.2% and 22.9% for the quarter and six months ended June 30, 2000, from $34.7 thousand to $25.6 thousand and from $55.3 thousand to $42.6 thousand, respectively. This decrease was primarily caused by consolidation of office space and other expense reduction measures. Rent and utilities includes office rent, telephone and utilities.

         OTHER EXPENSES. Other expenses increased 143.0% and 172.1% for the quarter and six months ended June 30, 2000, from $72.4 thousand to $175.9 thousand and from $111.5 thousand to $303.3 thousand, respectively. This increase was primarily caused by professional fees paid for consultants, accountants, legal fees and other costs associated with increasing sales. Other expenses comprise of cost of insurance, property taxes, bank charges and other miscellaneous expenses.

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

         Income taxes increased 960.2% and decreased 287.9% for the quarter and six months ended June 30, 2000, from $10.2 thousand to $107.7 thousand and from $10.2 thousand to $(19.1) thousand, respectively.

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

         In the first quarter of 2000, the Company issued 8% convertible debentures for proceeds of $2,735,237. The debentures are non-interest bearing for the first thirty days, after which, interest is payable quarterly. The debentures are for a term of twelve months. The debentures are convertible by the option of the holders into shares of the Company's restricted common stock on the basis of $.50 to $8.00 per share. Proceeds from the issuance were used to fund operations of the Company. During the second quarter of 2000, the Company exchanged 2,217,449 shares of the Company's common stock for the $2,735,237 notes.

         During the second quarter of 2000, a warrant option was exercised for 200,000 shares at $1.00 per share from a previous resolution dating from the reverse merger into Gopher, Inc. The proceeds were used to fund operations.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

               SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-Q, the quarterly report, and certain information provided periodically in writing or orally by the Company's Officers or its agents contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms "Seaview Underwater Research," "company," "we," "our" and "us" refer to Seaview Video Technology, Inc. The words "expect," "believe," "plan," "intend," "estimate" and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

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

PART II.        OTHER INFORMATION

ITEM 5.         OTHER INFORMATION

Executive Compensation

Rich McBride, C.E.O. was placed on a yearly salary of $52,000 as of 02/07/00.

James R. Cox, Treasurer/Secretary received a salary increase from $28,600 to $37,200 as of 03/21/00.

The Company has applied for listing on the American Stock Exchange

On April 17, 2000 the Company entered into a pooling lock up agreement with the following parties holding 921,000 shares of restricted stock held for over one year from the original reverse merger with Gopher, Inc.

Bon Temps Roule Inc.                                 230,000 shares
Gregory Fox                                          120,000 shares
Jason Fox                                            110,000 shares
Tuscano Investments                                  195,000 shares
John J. Doria                                        100,000 shares
Calvin Mitchel                                       100,000 shares
Catherine Kaier                                        5,000 shares
Joeseph Horshel                                        6,000 shares
Ronald Glickman                                        5,000 shares

The agreement restricts the sale of stock for the period April 2000 through April 2001 to 1/12th of the total holdings. The stock is held with the Company's transfer agent and an opinion letter is required each month for release of the shares.

ITEM 6.         EXHIBITS AND REPORTS OF FORM 8-K.

       EXHIBIT
(a)    NUMBER       DESCRIPTION
       ------       -----------

       11.1         Computation of Earnings per Share

       27           Financial Data Schedule for the quarter Ended June 30, 2000
                    (SEC only)


(b)      Reports on Form 8-K

         None.

                         SEAVIEW VIDEO TECHNOLOGY, INC.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on August 14, 2000.

                  SEAVIEW VIDEO TECHNOLOGY, INC.


                  By: /s/ RICH MCBRIDE
                     --------------------------
                  RICH MCBRIDE
                  Chief Executive Officer


                  By: /s/ J.R. COX
                     --------------------------
                  J.R. COX
                  Secretary and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       EXHIBIT DESCRIPTION
------       -------------------

11.1         Computation of Per share Earnings.

27 Financial Data Schedule for the quarter June 30, 2000 (for SEC use only)