Form 10-Q
period 2000-09-30
SEAVIEW UNDERWATER RESEARCH INC
filed 2000-11-14
CIK 894536

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                              -------------------

                                   FORM 10-Q

         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

         [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from: ____________ to ____________

                            Commission file number:
                                  33-55254-26

                        SEAVIEW VIDEO TECHNOLOGY, INC.
            (exact name of registrant as specified in its charter)

NEVADA                                                             87-0438640
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                             Identification No.)

                        SEAVIEW VIDEO TECHNOLOGY, INC.
                           200 MADONNA BLVD. SUITE A
                            TIERRA VERDE , FL 33715


                                (727) 866-3660
             (Registrant's telephone number, including area code)

                       SEAVIEW UNDERWATER RESEARCH, INC.
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15d of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X]   Yes       [_]   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

  Total number of shares of Common Stock, as of September 1, 2000: 15,452,285

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

                        SEAVIEW VIDEO TECHNOLOGY, INC.
                                BALANCE SHEETS

                                                                               September 30,         December 31,
                           Assets                                                 2000                   1999
                                                                               -------------         ------------
                                                                                (unaudited)
Current Assets:
    Cash and cash equivalents..............................................    $   513,833            $         -
    Accounts receivable-Trade..............................................      2,976,100                      -
    Accounts receivable-Employees..........................................         27,322                      -
    Accounts receivable-Officer............................................        542,085                      -
    Prepaid expenses.......................................................              -                  9,197
    Income tax benefit.....................................................              -                 25,795
    Inventory..............................................................        356,439                120,604
                                                                               -----------            -----------
       Total current assets................................................      4,415,779                155,596
Property and equipment, net................................................        419,321                140,330
Investments, Available for Sale............................................      1,027,500                      -
Patent.....................................................................         30,000                      -
Deferred tax asset.........................................................         44,921                 28,023
                                                                               -----------            -----------
       Total assets........................................................    $ 5,937,521            $   323,949
                                                                               ===========            ===========

                  Liabilities and Stockholders' Equity

Current Liabilities:
    Due to Bank............................................................              -                 10,412
    Current tax payable....................................................        177,695                      -
    Accounts Payable.......................................................      1,054,244                 53,562
                                                                               -----------             ----------
       Total Liabilities...................................................      1,231,939                 63,974
Stockholders' equity:
Capital stock..............................................................         12,521                  9,380
Additional paid-in capital.................................................      4,597,907                335,571
Unearned Restricted Stock Compensation.....................................        (49,306)               (74,306)
Retained earnings..........................................................        144,460                (10,670)
                                                                               -----------            -----------
       Total stockholders' equity..........................................      4,705,582                259,975
                                                                               -----------            -----------
       Total liabilities and stockholders' equity..........................    $ 5,937,521            $   323,949
                                                                               ===========            ===========

  The accompanying notes are an integral part of these financial statements.

                        SEAVIEW VIDEO TECHNOLOGY, INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                    Quarter Ended        Quarter Ended        Nine Months       Nine Months
                                                    September 30,        September 30,       Ended Sept. 30,   Ended Sept. 30,
                                                        2000                 1999                  2000              1999
                                                    --------------      -------------        ---------------   ---------------
Net Revenue ...............................           $  2,465,386       $    214,444           $  4,405,580      $    880,042
Cost of goods sold ........................                873,641             30,211              1,218,886           172,615
                                                      ------------       ------------           ------------      ------------
         Gross Profit .....................              1,591,745            184,233              3,186,694           707,427
Operating expenses:
     Salaries  & Wages ....................                231,216             42,378                531,736           142,839
     Advertising  & Promotions ............                681,946             60,355              1,693,899           261,084
     Depreciation .........................                 12,591              4,035                 30,397            12,020
     Rent & Utilities .....................                 28,095             20,008                 70,726            75,310
     Other Expenses .......................                217,792             48,785                521,061           160,239
                                                      ------------       ------------           ------------      ------------
         Total operating expenses .........              1,171,640            175,561              2,847,819           651,492
                                                      ------------       ------------           ------------      ------------
         Operating Profit (loss) ..........           $    420,105       $      8,672           $    338,875      $     55,935
Interest Income ...........................                  1,707                 --                  2,846                --
                                                      ------------       ------------           ------------      ------------
Income  (loss)  before taxes ..............           $    421,812       $      8,672           $    341,721      $     55,935
Income tax (benefit) expense ..............                205,680             (1,173)               186,593             8,986
                                                      ------------       ------------           ------------      ------------

Net Income ................................           $    216,132       $      9,845           $    155,128      $     46,949
                                                      ============       ============           ============      ============

Basic net (loss) income per common share ..           $      0.022       $      0.002           $       .017      $      0.007
Diluted net (loss) income per common
     Share ................................           $      0.017       $      0.001           $       .013      $      0.005
Pro forma basic net income per common share
Pro forma diluted net income per common
     share .................................
Basic weighted average common shares
     outstanding ..........................              9,821,449          6,340,000              9,187,858         6,340,000
Diluted weighted average common shares
     outstanding ..........................             12,971,164          9,016,282             12,337,081         9,052,822

  The accompanying notes are an integral part of these financial statements.

                       SEAVIEW UNDERWATER RESEARCH, INC
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                           Nine months       Nine months
                                                                              Ended             Ended
                                                                         Sept. 30, 2000     Sept. 30, 1999
                                                                         --------------     --------------
Cash flows from operating activities:
     Net (loss) income...............................................      $   155,128        $    46,949
     Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation.................................................           30,397             12,020
        Amortization of unearned compensation........................           25,000             17,360
        Compensation expense of stock issuance to consultants........            2,740             14,300
        Deferred income taxes........................................          (16,898)            (4,044)
     (Increase) decrease in:
        Inventory....................................................         (235,835)           (48,107)
        Accounts receivable trade....................................       (2,976,100)                --
        Employee accounts receivable.................................          (27,322)                --
        Officer receivable...........................................         (542,085)                --
        Prepaid Assets...............................................            9,197                 --
        Patent.......................................................          (30,000)                --
        Accrued Liabilities..........................................        1,000,682                 --
        Income taxes payable.........................................          203,490             13,030
                                                                           -----------        -----------
        Net cash provided by (used in) operating activities..........       (2,401,606)            51,508
                                                                           -----------        -----------
Cash flows from investing activities:
     Additions to property and equipment.............................         (309,386)           (60,170)
                                                                           -----------        -----------
        Net cash used in investing activities........................         (309,386)           (60,170)
                                                                           -----------        -----------
Cash flows from financing activities:
     Proceeds from  conversion of stock warrants.....................          500,000                  0
     Proceeds from issuance of convertible subordinated debentures...        2,735,237                  0
                                                                           -----------        -----------
        Net cash provided by financing activities....................        3,235,237                  0
                                                                           -----------        -----------
        Net (decrease) increase in cash and cash equivalents.........          524,245             (8,662)
Cash and cash equivalents at beginning of period.....................          (10,412)            14,516
                                                                           -----------        -----------
Cash and cash equivalents at end of period...........................      $   513,833        $     5,854
                                                                           ===========        ===========


  The accompanying notes are an integral part of these financial statements.

                        SEAVIEW VIDEO TECHNOLOGY, INC.
              Notes to Interim Consolidated Financial Statements
                        September 30, 2000 (Unaudited)


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

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation / basis of consolidation. The accompanying unaudited financial statements have been prepared in accordance with prescribed guidance of the Securities and Exchange Commission ("SEC"), and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principals. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that can be expected for a full fiscal year.

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

     Revenue recognition. Revenue is recognized at the time of product shipment. Such revenue is recorded net of estimated product return. At September 30, 2000, estimated amounts for returns are not considered material.

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

3.   STOCK AWARD AGREEMENT

     Under a Professional Services Agreement effective March 25, 1999, 2,700,000 shares of restricted common stock were issued to a key employee. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity and subsequently amortized over the period of the agreement, three years. Amortization of $8,333 and $25,000 was recorded for the three and nine month periods ended September 30, 2000, respectively.

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

4.   NOTE RECEIVABLE-OFFICER

     During the second quarter 2000, the Company accepted several non-interest bearing notes from an officer, leaving a balance of $542,085 at September 30, 2000. The notes are collateralized by 6.5 million shares of company stock. The term of the loans is 120 days.

5.   INVESTMENTS, AVAILABLE FOR SALE

     On July 12, 2000, the Company acquired a twenty percent (20%) ownership interest in Golden Springs, LLC, a state of Florida limited liability company. In consideration for its 20% equity position in Golden Springs, LLC, the Company conveyed 150,000 shares of its common stock to Golden Springs, LLC subject to restrictions under Rule 144 of the Securities and Exchange Act of 1933, as amended. The resolution approved by the board of directors to issue shares dictated that the shares be replaced by the President and C.E.O. within 120 days. Golden Springs, LLC reports total assets of $4.06 million. The fair market value of the investment approximated the investment's amortized cost at September 30, 2000. Thus, no unrealized holding gains or losses were recognized for the period.

6.   CONVERTIBLE DEBENTURES

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

8.   STOCK WARRANTS

     During the second and third quarters of 2000, warrant options were exercised for 200,000 and 300,000 shares, respectively, of Company common stock at $1.00 per share from a previous resolution dating from the reverse merger into Gopher, Inc. The proceeds were used to fund operations.

9.   COMMITMENTS AND CONTINGENCIES

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

                                                 Quarter             Quarter          Nine Months         Nine Months
                                             Ended Sept. 30,     Ended Sept. 30,         Ended               Ended
                                                  2000                1999           Sept. 30, 2000      Sept. 30,1999
                                             ---------------     ---------------     --------------      -------------
Net Revenue............................           100.0%              100.0%              100.0%              100.0%
Cost of goods sold.....................            35.4%               14.1%               27.7%               19.6%
                                                 ------              ------              ------              ------
          Gross Profit.................            64.6%               85.9%               72.3%               80.4%

  Operating expenses:
      Salaries & Wages.................             9.4%               19.8%               12.1%               16.2%
      Advertising & Promotions.........            27.7%               28.1%               38.4%               29.7%
      Depreciation.....................              .5%                1.9%                 .7%                1.4%
      Rent & Utilities.................             1.1%                9.3%                1.6%                8.6%
      Other Expenses...................             8.8%               22.7%               11.8%               18.2%
                                                 ------              ------              ------              ------
         Total Operating expenses......            47.5%               81.8%               64.6%               74.1%
                                                 ------              ------              ------              ------
         Operating Profit (loss).......            17.1%                4.1%                7.7%                6.3%
    Interest Income....................             0.0%                0.0%                0.1%                0.0%
                                                 ------              ------              ------              ------
    Income  before taxes...............            17.1%                4.1%                7.8%                6.3%
         Income tax (benefit) expense..             8.3%                (.5)%               4.2%                1.0%
                                                 ------              ------              ------              ------
Net Income.............................             8.8%                4.6%                3.6%                5.3%
                                                 ======              ======              ======              ======

          Net Revenue. Net revenue increased 1049.7% and 400.6% for the quarter and nine months ended September 30, 2000, from $214.4 thousand to $2.5 million and from $880.0 thousand to $4.4 million, respectively. This increase was primarily caused by increased sales resulting from the Company's increased investment in advertising and the establishment of a Dealer Sales Base.

     Cost of Goods Sold. Cost of goods sold increased 2791.8% and 606.1% for the quarter and nine months ended September 30, 2000, from $30.2 thousand to $873.6 thousand and from $172.6 thousand to $1.2 million, respectively. This increase was primarily caused by utilization of resources due to increased sales. Cost of goods sold relates to the parts and fees paid to outside companies for manufacturing the product.

     Salaries and Wages. Salaries and wages increased 445.6% and 272.3% for the quarter and nine months ended September 30, 2000, from $42.4 thousand to $231.2 thousand and from $142.8 thousand to $531.7 thousand, respectively. This increase was primarily caused by increased compensation resulting from increased staffing as a result of increased sales. Salaries and wages comprises inside wages and outside labor.

     Advertising and Promotion. Advertising and promotion expenses increased 1029.9% and 548.8% for the quarter and nine months ended September 30, 2000, from $60.4 thousand to $681.9 thousand and from $261.1 thousand to $1.7 million, respectively. This increase was primarily caused by increased national and regional advertising efforts including national television advertising and celebrity spokesperson campaigns. Advertising and promotions comprise the expense to advertise at boat shows and to advertise in industry magazines. This number also includes postage, printing and travel, attributable to advertising and promotion.

     Depreciation Expense. Depreciation expense increased 212.0% and 152.9% for the quarter and nine months ended September 30, 2000, from $4.0 thousand to $12.6 thousand and from $12.0 thousand to $30.4 thousand, respectively. This increase in depreciation expense was caused by property and equipment acquisitions by the Company during the period. Depreciation on equipment is calculated on the straight line method over the estimated useful lives of the assets ranging from five to seven years.

     Rent and Utilities. Rent and utilities increased 40.4% and decreased 6.1% for the quarter and nine months ended September 30, 2000, from $20.0 thousand to $28.1 thousand and from $75.3 thousand to $70.7 thousand, respectively. The increase in the third quarter 2000 over the third quarter 1999 is primarily the result of additional space acquired and lease renegotiations. The decrease was primarily caused by expense reduction measures including new telephone service contracts. Rent and utilities includes office rent, telephone and utilities.

     Other Expenses. Other expenses increased 346.4% and 225.2% for the quarter and nine months ended September 30, 2000, from $48.8 thousand to $217.8 thousand and from $160.2 thousand to $521.1 thousand, respectively. This increase was primarily caused by professional fees paid for consultants, accountants, legal fees and other costs associated with increasing sales. Other expenses comprise of cost of insurance, property taxes, bank charges and other miscellaneous expenses.

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

     Income taxes increased 17634.5% and 1976.5 % for the quarter and nine months ended September 30, 2000, from $(1.2) thousand to $205.7 thousand and from $9.0 thousand to $186.6 thousand, respectively.

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

     During the second and third quarters of 2000, warrant options were exercised for 200,000 and 300,000 shares of common stock, respectively, at $1.00 per share from a previous resolution dating from the reverse merger into Gopher, Inc. The proceeds were used to fund operations.

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

PART II.   OTHER INFORMATION

Item 5.    Other Information

Item 6.    Exhibits and Reports of Form 8-K.


       EXHIBIT
(a)    NUMBER     DESCRIPTION
       ------     -----------

       11.1       Computation of Earnings per Share

       27 Financial Data Schedule for the quarter Ended September 30, 2000 (SEC only)


(b)    Reports on Form 8-K

       None.

                        SEAVIEW VIDEO TECHNOLOGY, INC.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on November 14, 2000.

          SEAVIEW VIDEO TECHNOLOGY, INC.


          By: /s/ Rich McBride
             ----------------------------------
          RICH MCBRIDE
          Chief Executive Officer

          By: /s/ J.R. Cox
             ----------------------------------
          J.R. COX
          Secretary and Treasurer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER       EXHIBIT DESCRIPTION

11.1     Computation of Per share Earnings.

27 Financial Data Schedule for the quarter September 30, 2000 (for SEC use only)