Form 10-K
period 2000-12-31
SEAVIEW UNDERWATER RESEARCH INC
filed 2001-04-16
CIK 894536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS
               13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 X_ Annual Report pursuant to Sections 13 or 15 (d) of the Securities Exchange
            Act of 1934 for the fiscal year ended December 31,2000.

__ Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange
              Act of 1934 for the period from _______ to _______.

                       Commission File Number 33-55254-26

                         SEAVIEW VIDEO TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                NEVADA                                 87-0438640
        (State or other jurisdiction of              (IRS Employer
         incorporation or organization)            Identification Number)

           111 Second Avenue NE, Suite 1403, St. Petersburg, Fl 33701
               (Address of principal executive offices) (Zip Code)

                                 (727) 866-3660
              (Registrant's telephone number, including area code)

                    Securities registered pursuant to Section
                               12 (b) of the Act:
                                      None

                    Securities registered pursuant to Section
                               12 (g) of the Act:

                         Common Stock, $.001 par value.
                                (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Definitive Proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the
Registrant on April 12, 2001, was approximately $14,677,126 based upon the closing price of such shares on such date on the Over the Counter Bulletin
Board.

As of April 12, 2001, the number of shares outstanding of the Registrant's
Common Stock, $.001 par value, was 18,119,909.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be used in connection with the Registrant's 2001 Annual Meeting of Shareholders, which will be filed on or before April 30, 2001, are incorporated by reference in Part III, Items
10-13 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

PART I                                                                        Page

     Item 4.               SUBMISSION OF MATTERS TO A VOTE OF
                           SECURITY HOLDERS................................... 8
PART II

     Item 5.               MARKET FOR THE REGISTRANT'S COMMON STOCK
                           AND RELATED MATTERS................................ 9

     Item 6.               SELECTED FINANCIAL DATA........................... 11

     Item 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..... 12

     Item 7a.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                           MARKET RISK....................................... 19

     Item 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....... 20

     Item 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE............ 20
PART III

     Item 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT 21

     Item 11.              EXECUTIVE COMPENSATION............................ 21

     Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT........................................ 21

    Item 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.... 21

PART IV

     Item 14.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                           ON FORM 8-K....................................... 22

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. Actual Results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties. See "Managements Discussion and Analysis of Financial
Conditions and Results of Operations," below. Statements made herein are of the date of the filing of this Form 10K with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. We expressly disclaim any obligation to update information presented herein, except as may otherwise be required by law.

                                     PART I
Item 1.  Business
General.
SeaView Video Technology, Inc., (the "Company" or "we" or "our") was originally incorporated in the State of Utah on April 16, 1986. In order to change our domicile, we were reorganized under the laws of Nevada on December 30, 1993. On
March 24, 1999, we entered into a reorganization agreement with SeaView
Underwater Research, Inc. ("SeaView Florida"), a privately held Corporation that was incorporated in the State of Florida on April 2, 1998 ("the reorganization"). At the time of the reorganization we were a non-operating
Company whose common stock was not publicly traded. We were however, subject to the reporting requirements of the Securities Exchange Act of 1934. In connection with the reorganization, we issued 5,000,000 shares of our common stock to
SeaView Florida's shareholders in exchange for 100% of SeaView Florida's outstanding  shares of common stock and $250,000 cash. For accounting purposes the reorganization was treated as a recapitalization.

As a result of the reorganization:
        o  We were the surviving entity;
        o  SeaView Florida ceased to exist;
        o  SeaView Florida's shareholders gained control of our Company;
        o  0ur Board of  Directors  resigned  and were  replaced by a Board of
           Directors selected by SeaView Florida's shareholders; and
        o  We changed our name to SeaView Underwater Research Inc. to reflect our continuance of SeaView Florida's business plan.

On February 2, 2000, we changed our name to SeaView Video Technology, Inc.

Significant Events
During a review of our annual operations for the year ended December 31, 2000 by our recently hired Chief Financial Officer, we learned that we had materially misstated revenues in our unaudited financial information reported in our Form
10-Q filings for the periods ending June 30 and September 30, 2000. As a result, we have restated our financial statements for those periods. This restatement is included in Items 6, 7, and 8 of this report. Additionally, we filed amended
Form 10-Q's for the periods ended June 30 and September 30, 2000 reflecting the restatements of our financial information.

Our Products
We manufacture underwater video cameras, lights, and accessories through several third party assembly companies for the marine, commercial, and consumer-retail markets. We have also developed a video security system utilizing an exclusive patented technology, which enables video transmission through existing electrical wiring. SecureView, manufactured through independent contractors, is a light bulb camera and decoder combination which can be deployed, without additional wiring, as a security monitoring system. Our product sales and distribution efforts concentrate on the following: (1) direct to the public and government (2) through a network of approximately 700 independent dealers and
(3) through an expanding retailers network. We have registered trademarks for many of our products.

Marine Products
We manufacture and produce through third party manufacturers, underwater video cameras, which utilize specially modified CCD miniature video boards with infra-red emitters. The video boards are produced through independent contractors according to our proprietary specifications for the unique requirements of underwater applications. These modules are then placed within patented-design housings, which allow for various consumer and commercial configurations. Complete ready-to-go systems also include a proprietary viewing hood, a TV monitor, proprietary brackets, a kit of connectors, adapters, and power supply components, and a carrying case.

We also manufacture in-house and through independent contractors an underwater lighting product under the trademark SeaLite. Our SeaLite product is equipped with a powerful halogen lamp to attract baitfish, which in turn attracts predator fish. Our SeaLite product is also offered as a lighting accessory for our camera packages. A proprietary cable clamp is available as an option for this application.

Underwater camera systems are offered in Super-Mini, Mini, and full (Off-Shore series) sizes. Infrared-enhanced black and white is standard equipment in our underwater camera systems while color is offered as an option.  Each respective series has a "TwinCam" package with both an IR/BW and a color camera probe.

TrakView is an electronic device which overlays data from an external GPS receiver onto any video signal, allowing a camera user to see and record the exact position directly on the video picture.

Security Products
The trademarked name, SecureView, is the key brand identifier for a range of our security products incorporating the Induction Radio-Frequency System (IRFS), a technology which enables video transmission over AC and DC electrical conductors.

Security Products---Retail

Our core product, the SecureView, is produced in-house and through third party manufacturers as either an indoor or outdoor system. Our indoor and outdoor
Secure View products utilize our "camera in a light bulb" design. Our Secure
View product utilizes modified miniature CCD video camera boards with infrared emitters. The camera supplies composite video to the IRFS circuity within the proprietary lamp housing. A receiver component "decodes" the IRFS signal sent over the power line, and provides a  composite-video feed to any standard television or recorder. The system comprises several individually-patented components. The retail system consists  of a light bulb camera, decoder box, and
RCA connecting cable.

In addition, we offer an IR Floodlight to enhance the performance of the
SecureView camera when used in total darkness.

The Induction Radio-Frequency System circuitry is available in a DC variant and is labeled under our "SecureView DC." Current board sets operate at voltages ranging from 12 to 28 volts and are suitable for a variety of OEM applications in cars, trucks, boats, and recreational vehicles.

Security Products---Commercial

We manufacture and produce through third party manufacturers a commercial version of the SecureView system that may be used by schools, nursing homes, warehouses, banks, hotels, storage units and others.

An enhanced multi-camera system utilizes custom software and hardware in conjunction with a personal computer.

PowerCam utilizes a CCD miniature video camera, IR Floodlights, and Induction
Radio Frequency System technology within an emergency-lighting housing.

Security Products---Government

Our enhanced SecureView system is available to the military, law enforcement and other appropriate government agencies through our teaming agreements with several independent companies. These SecureView systems are designed to specifications furnished by the purchasing government agency. Our enhanced
SecureView system may be equipped with custom designed software that has worldwide monitoring capabilities.

We manufacture and produce through third party manufacturers a Vehicle
Inspection Camera that utilizes modified CCD video boards with infra-red emitters. The camera is mounted on a lightweight alloy deployment system with a viewing  monitor mounted on a specially designed easy-clip bracket. We have patents  pending for both the deployment system and the clip bracket.

A complete range of all SeaView products and system configurations, including underwater cameras, have been developed for this category and listed for purchase via General Services Administration order codes.

Dental Products

During 2000, we began our development of DentaView, a proposed product that we plan to offer for use in dental applications through the use of our
SeaView/SecureView cameras. The DentaView is currently being presented to dentists for review and evaluation. The DentaView is an extra-oral camera that seeks to provide improvements over the intra-oral extra oral systems currently being sold in the marketplace.

Industrial Products

SecureView DC board sets are appropriate for OEM inclusion in trucks, tractor-trailers, containerized freight, rail, ship, and aviation applications.
Aftermarket packages for fleet retrofit are also being developed. No additional wiring is required when utilizing the SecureView DC board sets.

Misplacement of pallets is a major safety factor for industrial concern and creates high-cost damage. Our Lift-Cam product allows forklift operators to see the exact placement of pallets or other cargo, even under low light conditions.

Our Well Cam camera is intended for eventual use by oil and gas well operators to develop an economical method of viewing oil and gas pipelines and drill casings. The unique properties of our Well Cam camera are well suited to no-
light environments. Well Cam is currently undergoing testing and meeting requirements for oil and gas applications.

Outside Production

We use multiple outside contractors to produce components, parts, and assemble products. Quality assurance, kitting, packing, and shipping are handled at our distribution center. In addition, we produce custom orders and provide warranty repair services.

Competition

Marine Division: We are a leader in the saltwater market and we have limited competition in the saltwater arena. We have made inroads in the freshwater markets through our dealer base. We will attempt to increase our market share in the saltwater and freshwater markets by adding mass marketers, sporting goods and marine retailers to our distribution channels. We are the largest manufacturer of infrared underwater video cameras in the world.

Security Products: Because we are the only manufacturer of our patented technology, the SecureView security camera in a light bulb, we have no competition regarding this particular product. Our SecureView has competitive advantages over other application alternatives in the marketplace such as wireless security camera systems that may have transmission and picture quality limitations and permanently installed CCTV systems burdened by high installation costs and  limited flexibility of usage.

Proprietary Rights

We hold the exclusive rights to the following patents, trademarks, and copyrights:

         FL TM             SeaView                            12-17-98 T98000001436
         PATD              Underwater Camera                  06-22-99 D411,217
         COPY              SeaView Brochure                   01-11-99 TX4-885-973
         PATU              Submersible Video Camera           06-10-99 09/329,580
         PATD              Underwater Camera                  12-28-99 D418,152
         FED TM            SecureView                         75/931,216 02-28-00
         PATD              Video Monitor Hood                 04-11-00 D422,579
         FED TM            SeaLite                            06-30-99 75/742,606
         PATD              Camera Housing                     07-25-00 D428,618
         PATU              Video Camera Utilizing             05-15-00 09/570,978
                           Power Line Modulation
         FED TM            SeaView                            01-16-01 2,421,489
         PATD              Video Camera Housing               12-26-00 D435,576
         PATD              Infrared Illumination Device       12-19-00 D435,306
                           Housing
         PATD              Video Camera Housing               12-26-00 D435,577
         PATU              Vehicle Inspection Camera          01-22-01 09/766,897

Other patents and patents pending are secured through licensing agreements.

Marketing
We market our marine products through boat shows and television and tournament sponsorships, as well as through direct selling efforts to the marketing segments set forth below.

Boat Shows: We actively participate in boat shows throughout the United States in order to educate the consumer and receive feedback regarding our products at these events. This interaction is essential to development and improvement of our products. We also include boat shows in our efforts toward the recruitment of new dealers, who are then able to handle additional shows in their respective trade areas.

Television And Tournament Sponsorships: During the year 2000, we expanded advertising of our Marine and Security products through national advertising on
The Weather Channel. The Weather Channel production staff has utilized SeaView
Cameras in the production of their prime-time weekly feature, "Atmospheres." In
November of 2000, we were the key sponsors of the APBA Offshore Classic in St.
Petersburg, Florida. The event received television coverage on the TNN and ESPN networks. In December of 2000, we acted as the anchor sponsor with Continental
Airlines for the World Billfish Tournament in Cavo San Lucas, Mexico. A
thirty-minute television show is scheduled to air in the spring of 2001 on various National Cable Networks, ESPN and Fox Sports.

We have also continued our sponsorship of fishing seminars with sport fishing magazines.

Market Segmentation

Mass Market (Discount)
        The discount mass market is the fastest-growing and largest segment of the U.S.  market consisting of four (4) major discount retailers: Wal-Mart/Sam's
Club,  K-Mart, Costco, and B. J. Wholesale. Our product distribution in the discount  mass market should be limited to our Super-Mini camera probe, the new
Super-Mini  Camera System, and SeaLite products that fit the price tiers of these retailers

Marine
        The marine segment consists of local and small regional marine chain stores and major retail establishments such as West Marine, Boat US and Boater's
World. These marine retailers have the personnel to provide a strong foundation for product training and one-on-one selling. Our distribution to this market will include all Sea View marine products, with a major focus on complete systems. We will attempt to manage the distribution of these products within this market segment to prevent over-saturation.

Sporting Goods
         This segment includes many local stores and small regional chains and major players such as The Sports Authority, Bass Pro Shops, Cabela's, Academy,
and Oshman's. These retailers also have the personnel to provide a strong foundation for product training and one-on-one selling, although to a lesser extent than marine retailers. Our distribution to this market will include all
Sea View marine products, with a focus and merchandise assortment determined by market strength of fishing and/or marine retailers. We will also attempt to manage the distribution of these products to ensure that we do not over-saturate this market segment.

Department Stores
         Department stores are positioned between discounters' low prices on the bottom end, and superior customer service provided by specialty stores on the upper end. As a result, department stores often differentiate themselves through items. As such, SecureView cameras should be positioned and marketed at major department store chains, such as J.C. Penney and May Corp, as a state-of-the-art electronic gift item. In addition, we should position the SecureView product line in several other regional department store groups. If penetration of this market increases, we plan to ensure that no more than two (2) stores within a mall carry the same Secure View product.

Catalogs / E-commerce
         While this market place has seen a dramatic rise followed by an even more dramatic fall, there is still a customer base that prefers to shop within this media. Our distribution within this market segment should be limited to those catalogs / E-commerce sites which agree that:
        1.)  We have complete control over all images.
        2.)  We create and manage all content pertaining to our products and company.
        3.)  Our web site must be hot linked to the retailer's site.

Within this market segment three catalogers / E-commerce companies should fulfill our distribution needs:
        o  J.C. Penney which is also consistent with our department store distribution plan and the largest on-line retail site;
        o  Sky Mall which meets our price tier and positioning needs; and
        o  The Sharper Image which meets our specialty distribution needs.

Our products distributed in this market segment should include all SKU's within the product line. We will not consider additional partners in the market segment unless one or more of these companies fails to place our product or fails to obtain sufficient sales of our products.

Specialty Stores
he home improvement market group and specialty electronics retailer market group are two channels in our distribution plan. Home Depot, Lowe's and True Value are the major players in the home improvement market. Placement of our products should be limited to two of these three companies. Radio Shack and Best Buy are the two major companies in the specialty electronic retailer market group.
Placement of our products in this market should be considered a future project.

Commercial
Commercial Security is a segment of a  multi-billion-dollar industry, spanning from high-end consumers to enterprise-wide contracts for hardware and services, schools, municipalities, and institutions. Approaching the market through manufacturer's representatives, direct initiatives with large wholesale-to-trade resellers, and specialty sources such as SuperCircuits and
MCM electronics, are all key strategies for rapid development of this market.

Government
Our teaming agreements with several third-party government contractors have placed our products in front of buyers and decision makers within the
Federal Government. Product cataloging to meet the guidelines of the General
Services Administration (GSA) enables agencies at all government levels to procure our products from within existing contract vehicles. Online GSA-enabled sites such as the 8-A Mall further streamline the purchasing process, allowing authorized purchasers to use pre-approved FAST cards to obtain products.

Management believes that it has significant potential to develop the sale of our product to government agencies even though this market segment has been the slowest for us to develop. It has taken more than a year to establish this basic level of market penetration. Ongoing efforts by our representatives and teaming partners continue to generate commitments subject to budgetary and fiscal-year revisions, many of which are forward-looking up to two years in advance of actual procurements.

Human Relations

We lease our twelve employees from an unrelated employee-leasing company. We also have commissioned-sale arrangements with ten Manufacturer's  Sales
Representatives, each operating as an independent contractor servicing all channels of distribution.

Item 2.  Properties

We currently lease approximately 2700 square feet of corporate office space from
Transcontinental Plaza, Inc. Our lease term is for a period of three years. We lease approximately 1600 square feet of space for our assembly operations on a month-to-month term from one of our contract assemblers. We lease offsite storage on a temporary, as-needed basis.

We believe that our existing facilities are adequate for our current needs and that additional space will be available to us at current market rates. We do not anticipate any difficulty in renewing or obtaining suitable lease space for our operations.

Item 3.  Legal Proceedings

There are no material pending legal proceedings other than routine litigation arising in the ordinary course of business. We do not believe that the results of such routine litigation, even if the outcome were unfavorable to us would have a material effect on our financial position.

Item 4. Submission Of Matters To A Vote Of Security Holders

                                      None.

                                     PART II

Item 5. Market For The Registrant's Common Stock And Related Matters

Our common stock is quoted on the OTC Bulletin Board (OTCBB) under the symbol
SEVU. Our common stock has been quoted on the OTCBB since April of 1999. Our common stock is not listed or traded on Nasdaq or a national securities exchange. The high and low per share price of the our Common Stock is as follows:

2000                                       Low             High

           First Quarter                   $1.22           $21.25
           Second Quarter                  $8.13           $14.75
           Third Quarter                   $7.75           $13.25
           Fourth Quarter                  $1.88           $11.56

1999                                        Low             High

           Second Quarter                  $.74            $3.50
           Third Quarter                   $.56             $.95
           Fourth Quarter                  $.38             $.87

The bid prices reported for these periods reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions. The closing bid price per share as of April 12, 2001 was $.81.

We have approximately 18,119,909 shares of our common stock outstanding.

Holders.
As of April 12, 2001 we had approximately 1,317 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future.
In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Sales Of Unregistered Securities

Since our reorganization, we issued the following securities without registration:

We issued 2,700,000 shares of our common stock in March of 1999 to Richard
McBride in consideration for services to be rendered to us.

We issued 182,500 shares of our common stock in January of 2000 to various employees in consideration of services rendered to us.

During the year 2000, we issued 649,000 shares of our common stock to warrant holders who recieved thier warrents at the time of our reorgination. The warrants were exercisable into common stock at a price of $1.00 per share.

During the year 2000, we issued 8% convertible debentures for proceeds totaling approximately $3,288,000. The debentures are for a term of twelve months and are non-interest bearing for an initial period, after which, interest was payable quarterly. No interest was paid on the debentures. The debentures were convertible by the option of the holders into shares of our common stock at a price of between $.50 and $8.00 per share. During the year 2000, we issued
5,373,584 shares of our common stock in exchange for $3,188,000 of our convertible debentures. The remaining outstanding debentures are convertible into our common stock at a price of $2.00 per share.

We issued 297,600 shares of common stock to nine persons in consideration of consulting services rendered to us.

We issued 150,000 shares of common stock to Golden Springs, LLC in consideration of a 20% interest in Golden Springs, LLC.

  We made the above-mentioned  issuances and sales in reliance upon Section 4(2)
  and Rule 506 of  Regulation  D of the 1933 Act. We believed  that Section 4(2)
  and Rule 506 of  Regulation D were  available  because sales were made without general  solicitation  or  advertisement.  We believe that each  purchaser was accredited or  sophisticated  enough to evaluate the merits of the investment.
  All shares of common stock were issued with a restrictive legend.

Item 6.  SELECTED FINANCIAL DATA

         We commenced operations in April 1998. The following information should be read in conjunction with  "Management's  Discussion and Analysis of Financial
Condition and Results of Operations" and the Consolidated  Financial  Statements
and other financial information included elsewhere in this Form 10-K.

                      Summary Financial and Operating Data

                                                                Years Ended December 31,
                                                           2000                  1999                   1998
                                                           ----                  ----                   ----

Net Revenue                                               1,130,563               1,029,774            635,486
Net Income                                               (2,204,461)                 47,023            122,774
Pro forma net income                                             -                   26,951             87,898

Earnings per share:
     Basic Net Income                                          (.18)                    .01                .02
     Diluted Net Income                                        (.18)                    .01                .02
     Basic Pro forma Net Income                                  -                      .00                .02
     Diluted Pro forma net income                                -                      .00                .02

Common shares used in the
     Calculation of earnings per share
     Basic                                               12,051,616               7,105,644          6,000,000
     Diluted                                             12,051,616               9,728,197          6,000,000

                                                                       At December 31,
                                                           2000                  1999                   1998
                                                           ----                  ----                   ----
Balance Sheet Data:
Working Capital                                             528,286                  91,622            74,228
Total Assets                                              3,841,944                 323,949           170,458
Stockholder's Equity                                      3,362,061                 259,975           170,458

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

RESTATEMENT OF PRIOR UNAUDITED FINANCIAL INFORMATION

The financial statements and results of operations for the 2nd and 3rd quarter ended June 30, 2000 and September 30, 2000, respectively, have been restated as set forth below, in accordance with Generally Accepted Accounting Principles.

Our original Form 10-Q for the quarter ended September 30, 2000, which was filed on November 14, 2000, incorrectly included as revenues and accounts receivable approximately $2,252,794 of purchase orders that we received for our new
SecureView security camera products, but were not shipped to the customer by
September 30, 2000.  After restatement, our 3rd quarter net revenues were approximately $212,592.  Our restatements also include a reduction in liabilities, totaling approximately $849,235, that were previously recorded relating to the purchase orders that were erroneously included as revenues.  As set forth in the chart below, these restatements have resulted in a reduction of our net income by approximately $871,639 for the quarter ended September 30,
2000.  We discovered these errors for the first time during an internal review of fiscal year 2000 operations that was undertaken by our newly hired CFO.  As of the date of this filing, our new management has successfully implemented internal accounting control procedures that are designed to ensure that similar errors do not occur in future periods.

Our original Form 10-Q for the quarter ended June 30, 2001, which was filed on
August 14, 2000, incorrectly included as revenues and accounts receivable approximately $1,184,006 of purchase orders that were received by the Company for its new SecureView security camera products, but were not shipped to the customer by June 30, 2000.  After restatement, our 2nd quarter net revenues were approximately $335,120.  As set forth in the chart below, our restatements have resulted in a reduction of our net income by approximately $966,957 for the quarter ended June 30, 2000.  We discovered these errors for the first time, during an internal review of fiscal year 2000 operations that was undertaken by our newly hired CFO.  As of the date of this filing, our new management has successfully implemented internal accounting control procedures that are designed to ensure that similar misstatements do not occur in future periods.

                Original                                            Original
                 Filing        Restated                             Filing          Restated
             Quarter Ended   Quarter Ended                           Nine Months   Nine Months
                                                                    Ended Sept
                Sept. 30     Sept. 30         $            %            30         Ended Sept 30      $           %
                  2000         2000         Change      Change         2000            2000         Change      Change

Net Revenue  $ 2,465,386   $  212,592    $ (2,252,794)   -91%      $ 4,405,580     $ 968,780     $ (3,436,800)    -78%

Net Income   $   216,132   $ (655,507)   $   (871,639)  -403%      $   155,128     $ (1,683,468) $ (1,838,596)  -1185%

Total Assets $ 5,937,521    3,808,425    $ (2,129,096)   -36%      $ 5,937,521     $  3,808,425  $ (2,129,096)    -36%

Total Liab.  $ 1,231,939   $  382,704    $   (849,235)   -69%      $ 1,231,939     $    382,704  $   (849,235)    -69%

                Original                                              Original
                 Filing        Restated                                Filing       Restated
             Quarter Ended   Quarter Ended                           Six Months    Six Months
                June 30         June 30         $          %        Ended June 30 Ended June 30      $           %
                  2000           2000         Change    Change          2000          2000        Change       Change

Net Revenue  $ 1,519,126    $  335,120     $ (1,184,006)  -78%     $  1,940,194    $ 756,188    $(1,184,006)    -61%

Net Income   $   176,797    $ (790,160)    $   (966,957) -547%     $    (61,003)   $(1,027,961) $  (966,958)  -1585%

Total Assets $ 3,153,615    $2,472,467     $   (681,148)  -22%     $  3,153,615    $ 2,472,467  $  (681,148)    -22%

A. Overview Of Operations

Expansion

         During the year 2000, our primary focus and investment was in our development of the retail, commercial and government channels of distribution for our SecureView product, the "Security Camera in a Light Bulb." We hired a spokesperson in the areas of national advertising to bring recognition to our brand names and product lines.

        Teaming agreements were established with several companies from relationships that had been established and developed in the government sector.
These agreements facilitated the presentation of product and write-in bid specifications for government procurement.  General Services Administration listings were submitted and issued through a teaming partner.  We continue to use time lines to secure final procurement and delivery in the government sector; however, we anticipate that some of the results of our current activity will take 2 to 3 years to accrue.

         We directly contacted over 1,200 independent security, hardware and small electronics firms to establish an inventory and sell our SecureView product. We maintained market share in the underwater camera market by directly servicing over 700 independent dealers.  During the year 2000, We continued our participation at Boat Shows to further develop brand awareness and receive product feedback directly from consumers. Brand development continued in 2000 through our sponsorships of two major events: the APBA International Offshore
Powerboat Races in November 2000 and the Cabo San Lucas Billfish Tournament in
December 2000.  In return for promotional consideration, we also sponsored other fishing tournaments to promote our products. The "Team SeaView"
factory-sponsored fishing team also promoted the SeaView brand by participating in tournaments throughout the Southeast and Eastern seaboard.

        In the 4th quarter of 2000, we implemented the process to develop and assemble an outside sales force consisting of independent contractors acting as manufacturer's sales representatives.  These sales representatives started retail-sector merchandising and a market segmentation plan to place SeaView products in the following: (1) mass market retailers (Wal-Mart, K-Mart and
Costco); (2) Sporting Goods retailers (The Sports Authority, Academy Sports,
Oshman's); (3) Marine retailers (West Marine, Boat US, Boater's World); (4)
Department stores (JCPenney, May Company); (5) Dot.com retailers (JCPenney,
Sharper Image, SkyMall); and (6) Specialty Stores (Lowe's, Home Depot, Best Buy,
Radio Shack). These sales representatives also support the selling of commercial packages for internal use by these and other retailers.

Competition

Competition played a lesser role in affecting gross sales in 2000 versus 1999.
Production efficiencies have been implemented in the Marine Division to effect broader retail distribution, produce above-average margins for the retailer, and attempt to position SeaView as the market leader in price, value and quality. As previously noted, the SecureView security camera in a light bulb has no head-to-head competition, as it stands alone in the marketplace as a new and innovative product. Critical-parts lead times of up to twenty-six weeks, coupled with design revisions and production problems, delayed the release of the
SecureView product in significant quantities.

Operating Expenses

Our operating expenses increased in all categories to support the planned development of the new SecureView product line. Significant salary, travel and advertising expenses were expended to develop government sector sales. Capital expenditures included significant investments in Research and Development, including the design and fabrication of injection-mold tooling for our proprietary housings and component parts. We continued to develop and institute efficiencies in the production and assembly of all product lines as part of our efforts to provide future return.  Our policy of requiring that all sales be conducted on a cash basis, primarily from credit cards, enables us to generate a steady cash flow and maintain operating funds. We have continued to operate on minimal debt, which has permitted us to allocate operating funds for market development and finalize research and development of our new products.

Gross Sales

The year 2000 was a transition period for the Marine Division. While direct-to-customer sales accounted for nearly all gross sales in 1999, the year
2000 marked a definite shift to the more traditional forms of distribution.
Initial efforts with the independent dealer network incorporated discounted wholesale pricing and volume-price package promotions. In addition, new models at lower price points were introduced, to capture a larger segment of the entry-level and fresh-water markets. Although unit volume increased and production efficiencies improved, the shift to a wholesale-distribution model affected gross dollar volume, limiting the overall increase to 10%. In addition, our in-house sales force efforts were directed solely to SecureView in the 3rd and 4th quarter.

Anticipated sales figures for SecureView products fell short of our expectations for the year 2000. Although our aggressive selling efforts achieved approximately $9 Million in SecureView product orders from independent retailers and individual consumers, shipments were unable to keep pace with sales.
Industry-wide component shortages and excessively long lead times, coupled with first-run production issues, slowed output to a small fraction of anticipated quantities.

Because of the size of the consumer market for our SecureView product line, management continued to focus on the extensive development of this product line.
Our focus upon the SecureView product line limited Marine Division growth.  As a result, we have readdressed our focus for the year 2001.

Summary

During 2000, we underwent significant transition by evolving from a start-up entity into a more process-oriented organization. Our implementation of a new infrastructure and experienced management team will enhance the execution of our business plan and our efforts to accelerate our growth and development. Our business plan includes efforts to:
        o  continue the development of our internal and external sales forces;
        o  produce our product in a timely manner;
        o  efficiently ship our products; and
        o  efficiently service both the retailer and consumer.

If we are successful in these efforts, we will become less reliant on direct consumer sales of our established product lines by generating the majority of our revenues from established retailers. We will continue to use a direct-to-consumer strategy for our new products because of the invaluable and immediate feedback garnered from the consumer.

The Company's Founder has resigned from the duties of the day-to-day business operation, to devote his energies to research and development of new products.
New product innovation and improvements to our existing product line will improve the Company's longevity. In addition, our financial infrastructure is now being implemented by an experienced Chief Financial Officer to address and resolve any inefficiency, as follows:
        o  improve our accounting controls;
        o  ensure accurate financial reporting;
        o  secure reasonable debt acquisition; and
        o  improve cash flow.

We now have the capacity and parts to build in the thousands of units per month
of any of our product line.   We anticipate that increased interest in the
underwater video market for the year 2001 and our plans to distribute our underwater video products to major retailers will increase our market share.
With the successful launch of the SecureView product line to major retailers and commercial end-users, we are poised for a significant increase in sales for the year 2001. In addition, we will continue to nurture government sector sales within certain applicable timelines.

B. Results Of Operations

           The following table sets forth, for the periods indicated, certain operating data as a percentage of net revenue:

                                                                  Years Ended December 31,
                                                           2000                  1999                   1998
                                                           ----                  ----                   ----

Net Revenue                                                  100.0%                100.0%                 100.0%
Cost of goods sold                                            32.9                  19.3                   23.5
                                                              ----                  ----                   ----
      Gross Profit                                            67.1                  80.7                   76.5
Operating Expenses:
      Salaries & Wages                                        73.6                  20.0                   16.6
      Advertising & Promotions                               181.9                  31.1                   19.6
      Provision for doubtful accounts                          2.2                   0.0                    0.0
      Depreciation                                             4.8                   1.6                    0.0
      Professional fees                                       39.4                   3.3
      Rent & Utilities                                         9.8                  10.1                    8.3
      Other Expenses                                          60.9                  15.3                   12.7
                                                              ----                  ----                   ----
      Total operating expenses                               372.6                  81.4                   57.2
       Undistributed loss of
       Affiliate                                             (12.2)                  0.0                    0.0
Interest Income                                                 .3                   0.0                    0.0
                                                                --                   ---                    ---
Income Before Taxes                                         (317.4)                  (.7)                  19.3
Income tax (benefit) expense                                 122.5                  (5.2)                   0.0
                                                             -----                  -----                   ---
Net Loss                                                    (194.9)%                 4.5%                  19.3%
                                                            =======                  ====                  =====
Pro forma expense                                              -                     1.9%                   5.5%
                                                                                     ---                    ---
Pro forma net income                                           -                     2.6%                  13.8%
                                                                                     ===                   ====

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

         Net Revenue.  Net revenue increased 10% from $1.0 million for the year ended December 31, 1999 to $1.1 million for the year ended December 31, 2000.
This increase was primarily due to increased sales resulting from the Company's enhanced advertising and marketing efforts through boat shows, national magazines, and television. Revamped pricing structures resulted in an increase in unit sales volume with nominal sales dollar growth.

         Cost of Goods Sold. Cost of goods sold increased 87.4% from $199 thousand for the year ended December 31,1999 to $373 thousand for the year ended
December 31, 2000. This increase was primarily due to increased costs of resources, including the acquisition and stocking of parts and components inventory necessary for production of the new camera in a light bulb product line. The amassing of inventory contributed to approximately 80% of the cost of good sold increase. However, gross profit remained at an acceptable 67.1%. Cost of goods sold relates to the parts and fees paid to outside companies for manufacturing the product and procurement of certain parts and components used in the manufacturing process.

         Salaries and Wages.  Salaries and wages increased 303.9% from $206 thousand for the year ended December 31,1999 to $832 thousand for the year ended
December 31, 2000. This increase was primarily due to increased compensation resulting from increased staffing and stock compensation programs. Salaries and wages comprise inside wages and outside labor.

         Advertising and Promotion. Advertising and promotion expenses increased
556.2% from $320 thousand for the year ended December 31,1999 to $2.1 million for the year ended December 31, 2000. This increase was primarily caused by increased national and regional advertising efforts, including national television and celebrity spokesperson campaigns conducted on our behalf to develop the market for the camera in a light bulb while maintaining our presence in the marine market. Advertising and promotions comprises the expense to advertise at boat shows and to advertise in industry magazines. This number also includes postage, printing and travel, attributable to advertising and promotion.

         Depreciation Expense. Depreciation expense increased 100% from $16 thousand for the year ended December 31,1999 to $54 thousand for the year ended
December 31, 2000. This increase in depreciation expense was caused by the
Company's equipment acquisitions during these periods. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from five to ten years.

         Provision for doubtful accounts. The provision for doubtful accounts increased 100% to $24 thousand for the year ended December 31,2000. The increase relates to an allowance for uncollectible accounts placed on aged receivables for the year ended December 31, 2000.

         Rent and Utilities.  Rent and utilities increased 6.7% from $104 thousand for the year ended December 31,1999 to $111 thousand for the year ended
December 31, 2000. This increase was primarily caused by additional space acquired by us during 2000. Rent and utilities includes office rent, telephone, and utilities.

         Professional fees.  Professional fees increased 1210.3% from $34 thousand for the year ended December 31,1999 to $445.5 thousand for the year ended December 31, 2000. This increase was primarily caused by fees paid and stock issued to consultants and professionals, and fees paid to attorneys and accountants. Professional fees consist of fees paid to various consultants, attorneys, and accountants.

         Other Expenses.  Other expenses increased 338.8% from $157 thousand for the year ended December 31,1999 to $689 thousand for the year ended December 31,
2000. This increase was primarily caused by research and development costs and product licensing fees incurred during 2000. Other expenses comprise cost of research and development, product licensing, insurance, property taxes, bank charges and other miscellaneous expenses.

 Income Taxes. Prior to April 1, 1999, we had elected S Corporation status under
Section 1362(a) of the Internal Revenue Code. Under the election, the stockholders included their share of the Company's applicable taxable income or loss on their federal income tax return. Accordingly, no provision for income taxes was made for periods prior to April 1, 1999. On April 1, 1999, we had elected to terminate our Subchapter S status in favor of a taxable C Corporation as designated in the Internal Revenue Code. Income tax provisions have been recorded for periods presented subsequent to April 1, 1999.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

         Net Revenue.  Net revenue increased 57.4% from $635 thousand for the year ended December 31, 1998 to $1.0 million for the year ended December 31,
1999. This increase was primarily caused by increased sales resulting from the
Company's enhanced advertising and marketing efforts.

         Cost of Goods Sold.  Cost of goods sold increased 33.5 % from $149 thousand for the year ended December 31,1998 to $199 thousand for the year ended
December 31, 1999. This increase was primarily due to increased sales caused by the Company's better utilization of resources, Cost of goods sold relates to the parts and fees paid to outside companies for manufacturing the product.

         Salaries and Wages.  Salaries and wages increased 96.1% from $105 thousand for the year ended December 31,1998 to $206 thousand for the year ended
December 31, 1999. This increase was primarily caused by increased compensation resulting from increased staffing and lower utilization of resources regarding sales. Salaries and wages are comprised of inside wages and outside labor.

         Advertising and Promotion. Advertising and promotion expenses increased
156.5% from $125 thousand for the year ended December 31,1998 to $320 thousand for the year ended December 31, 1999. This increase was primarily caused by increased advertising efforts on behalf of the company. Advertising and promotions are comprised of the expense to advertise at boat shows and to advertise in industry magazines. This number also includes postage, printing and travel, attributable to advertising and promotion.

         Depreciation Expense.  Depreciation expense increased to $16 thousand for the year ended December 31,1999. This increase in depreciation expense was caused by property and equipment acquisitions by us during these periods.
Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from five to ten years.

         Rent and Utilities.  Rent and utilities increased 96.2% from $53 thousand for the year ended December 31,1998 to $104 thousand for the year ended
December 31, 1999. This increase was primarily caused by a higher utility cost for the period to support increased activity. Rent and utilities includes office rent, telephone and utilities.

         Professional fees. Professional fees increased 100% to $34 thousand for the year ended December 31,1999 compared to the year ended December 31, 1998.
Fees paid to attorneys and accountants primarily caused this increase.
Professional fees consist of fees paid to various consultants, attorneys, and accountants.

         Other Expenses.  Other expenses increased 93.8% from $81 thousand for the year ended December 31,1998 to $157 thousand for the year ended December 31,
1999. This increase was primarily caused by costs associated with increasing sales. Other expenses comprise of cost of insurance, property taxes, bank charges, and other miscellaneous expenses.

          Income Taxes. Prior to April 1, 1999, we had elected S Corporation status under Section 1362(a) of the Internal Revenue Code. Under the election, the stockholders included their share of the Company's applicable taxable income or loss on their federal income tax return. Accordingly, no provision for income taxes was made for periods prior to April 1, 1999. On April 1, 1999, we elected to terminate our Subchapter S status in favor of a taxable C Corporation as designated in the Internal Revenue Code. Income tax provisions have been recorded for periods presented subsequent to April 1, 1999. The effective pro forma tax rate increased from 28.4% for the period ended December 31, 1998 to
34.8% for the first quarter of 1999. The increase was primarily caused by higher income resulting in higher company tax brackets.

Quarterly Financial Information (Unaudited)

The following table sets forth unaudited quarterly operating results for each of the Company's last eight quarters (including the restated figures for the quarters ended June 30, 2000 and September 30, 2000). This information has been prepared on a basis consistent with the Company's audited financial statements and includes all adjustments (consisting only of normal recurring adjustments)
that management considers necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations

                                            Quarter              Quarter            Quarter                Quarter
                                            Ended  March 31,     Ended June 30,     Ended  Sept. 30,       Ended Dec. 31,
                                            2000                 2000               2000                   2000

Net Revenue...................                 421,068            335,120           212,592                 161,783
Gross Profit..................                 360,071            133,924           141,942                 121,651
Net Loss                                      (237,801)          (790,160)         (655,507)               (520,993)

Shares:

Basic weighted average number of
    shares outstanding..................     6,884,462          11,141,790       13,398,948             14,328,885
Diluted weighted average number
    of shares outstanding..............      6,884,462          11,141,790       13,398,948             14,328,885

BASIC EARNINGS PER SHARE:
Net loss..............................     $      (.03)       $       (.07)    $       (.05)          $       (.04)

DILUTED EARNINGS PER SHARE:
Net Loss..............................     $      (.03)       $       (.07)    $       (.05)          $       (.04)

                                            Quarter              Quarter             Quarter                Quarter
                                            Ended  March 31,     Ended June 30,      Ended  Sept. 30,       Ended Dec. 31,
                                            1999                 1999                1999                   1999

Net Revenue........................            300,869             364,729           214,444               149,732
Gross Profit.......................            252,613             270,581           184,233               123,461
Net Income (loss)                               57,693             (20,589)            9,845                    75
Pro forma Net Income                            37,621                  -                 -                     -
Shares:
Basic weighted average number of
    shares outstanding...............        6,000,000           7,304,286         7,430,000             7,666,413
Diluted weighted average number
    of shares outstanding...........         6,181,233           9,931,363        10,016,282            10,250,915

BASIC EARNINGS PER SHARE:
Net income (loss)..................       $        .01        $      (.003)    $        .001          $       .000
Pro Forma Net income...............       $        .01        $         -      $          -                     -

DILUTED EARNINGS PER SHARE:
Net income (loss).................        $        .01        $      (.002)    $        .001          $       .000
Pro Forma Net income..............        $        .01        $         -      $          -                     -

C. Liquidity And Capital Resources

        On March 24, 1999, we entered into a reorganization agreement with
SeaView Underwater Research, Inc. ("SeaView Florida"), a privately held
Corporation that was incorporated in the State of Florida on April 2, 1998
("the reorganization"). At the time of the reorganization we were a non-operating Company whose common stock was not publicly traded. We were however, subject to the reporting requirements of the Securities Exchange Act of
1934. In connection with the reorganization, we issued 5,000,000 shares of our common stock to SeaView Florida's shareholders in exchange for 100% of SeaView
Florida's outstanding shares of common stock and $250,000 cash. For accounting purposes, the reorganization has been treated as a recapitalization.

     As a result of the reorganization,
        o  We were the surviving legal entity;
        o  SeaView Florida ceased to exist;
        o  SeaView Florida's Shareholders gained control of our Company;
        o  0ur Board of Directors resigned and were replaced by a Board of
           Directors selected by SeaView Florida's shareholders; and
        o  We changed our name to SeaView Underwater Research, Inc. to reflect our continuance of SeaView Florida's business plan.

         Since our inception we have financed our operations primarily  through internal cash flow. Since the date of the reorganization, financing has primarily been obtained through debt and equity securities sales. Net cash used in and provided by operations for the years ended December 31, 2000, 1999 and
1998 was $(2,964,859), $35,243, and $63,061, respectively. Net cash used in operating activities for the year ended December 31, 2000, primarily consisted of loss from operations, adjusted for non-cash items, increases in deferred taxes, inventory, receivables from employees, prepaid expenses, and decreases in accrued liabilities and income taxes payable, offset by increases in accounts payable.

         Cash used in investing activities for the years ended December 31,
2000, 1999 and 1998 was $418,120, $60,170 and $96,230, respectively, consisting of acquisitions of property and equipment.

         On March 25, 1999, 2,700,000 shares of restricted common stock were issued to a key employee, Richard McBride. Unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders'
equity at the time of issuance.

         During the year ended December 31, 2000, we issued 182,500 shares of restricted common stock to employees under an employee bonus arrangement.
Compensation expense of $137,460 was recognized in connection with the issuance.

         During the year ended December 31, 2000, we issued 397,600 shares of common stock as payment for advertising, consulting and professional services.
Expenses of $271,255 were recognized based on the fair value of the services provided.

        During the year ended December 31, 2000, we issued  8%  convertible debentures for proceeds of $ 3,288,000.  The debentures were for a term of twelve months and were non-interest bearing for an initial period, after which, interest was payable quarterly.  No interest was paid on the debentures.  The debentures were convertible by the option of the holders into shares of the
Company's restricted common stock on the basis of $.50 to $8.00 per share.
Proceeds from the issuance were used to fund the Company's operations.  During the year ended December 31, 2000, we exchanged $3,188,000 of the debentures for
5,373,584 shares of the Company's common stock.

         During the year ended December 31, 2000, warrants were exercised for
649,000 shares of common stock at $1.00 per share from a previous resolution dating from our reorganization. The proceeds were used to fund operations.

 Based upon the Company's anticipated capital needs for operations of our business and general corporate purposes, management believes that the combination of the funds expected to be available under the Company's current cash reserves, future cash flows from operations, and anticipated capital infusions should be sufficient to meet the Company's funding requirements to conduct our operations and for further implementation of our growth strategy and current plans through at least 2001.

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

Item 8. Financial Statements And Supplementary Data

Certain information required by this item is included in Item 7 of Part II of this report under the heading "Quarterly Financial Information" and is incorporated into this item by reference. All other information required by this item is included in Item 14 of Part IV of this report and is incorporated into this item by reference.

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
Securities and Exchange Commission on or before April 30, 2001.

Item 11.        Executive Compensation

The information required by this Item is incorporated herein by reference to the information under the heading "Management-Compensation of Executive Officers and
Directors" in the Company's definitive Proxy statement to be used in connection with the Company's Annual Meeting of Shareholders, which will be filed with the
Securities and Exchange Commission on or before April 30, 2001.

Item 12.     Security Ownership Of Certain Beneficial Owners And Management

The information required by this Item is incorporated herein by reference to the information under the heading "Management-Security ownership of Management and
Others" in the Company's definitive Proxy statement to be used in connection with the Company's Annual Meeting of Shareholders, which will be filed with the
Securities and Exchange Commission on or before April 30, 2001.

Item 13.         Certain Relationships And Related Transactions

The information required by this Item is incorporated herein by reference to the information under the heading "Certain Relationships and Related Transactions"
in the Company's definitive Proxy statement to be used in connection with the
Company's Annual Meeting of Shareholders, which will be filed with the
Securities and Exchange Commission on or before April 30, 2001.

Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)      The following documents are filed as part of this report:

               Index to Financial Statements

          1.     FINANCIAL STATEMENTS
                                                                                                        Page
                                                                                                     Number (s)
                                                                                                  ----------------

                  Independent Auditor's Reports                                                          F-1
                  Balance Sheets at December 31, 2000 and 1999                                           F-3
                  Statements of Income for the years ended
                       December 31, 2000, 1999 and 1998                                                  F-4
                  Statements of Stockholders' Equity for the years ended
                       December 31, 2000, 1999 and 1998                                                  F-5
                  Statements of Cash Flows for the years ended
                       December 31, 2000, 1999 and 1998                                                  F-6
                  Notes to Financial Statements                                                          F-7

         2.    Financial Statement Schedules

         All other schedules are omitted because they are not applicable or not required, or because the required information is included in the
         Consolidated Financial Statements or notes thereto.

         3.     Exhibits

Exhibit
Number   Description
3.1      Articles of Incorporation
3.2      Amendment to Articles of incorporation dated
3.3      Amendment to Articles of Incorporation dated
3.4      Amendment to Articles of Incorporation dated
3.5      Bylaws
4.1      Form of Debenture
4.2      Form of Warrant
10.0     * Reorganization Agreement [1]
10.1     * Professional Services Agreement [2]
10.2     * Registration of 1,430,000 shares of Registrant's common stock [3]
10.3     * Registration of 250,000 shares of Registrant's common stock [4]
10.4     * Registration of 100,000 shares of Registrant's common stock [5]
10.5     * Consulting and Licensing Agreement [6]
11.1     Computation of Per Share Earnings.
23.1     Consent of Independent Certified Public Accountants.
27.1     Financial Data Schedule for the year ended December 31, 2000
         (for SEC use only).

       *  Previously filed as an exhibit in our filing identified in the endnote following the exhibit description and incorporated herein by reference.
1)       Form 8-K dated April 8, 1999.
2)       Form 8-K/A dated April 15, 1999.
3)       Form S-8 dated April 8,1999
4)       Form S-8 dated October 5, 1999
5)       Form S-8 dated January 26, 2000
6)       Form 8-K dated February 14,2001

(b)            Reports on Form 8-k.

We filed the following current reports on Form 8-K:

On April 8, 1999, to report the completion of the acquisition of SeaView
Underwater Research, Inc. See Note 7 of Notes to the Financial Statements.

On July 24, 2000, to report the acquisition of a 20% interest in Golden Springs,
LLC, through the issuance of 150,000 shares of our common stock subject to restrictions under Rule 144 of the Securities Act of 1933, as amended.

On February 20, 2001, to report information the Consulting and Licensing
Agreement between Richard L. McBride and us. See Note 12 to the Financial
Statements.

On February 21, 2001, to report the resignation of Richard L. McBride as our
Chief Executive Officer as well as a Director on our Board of Directors, and the appointment of George S. Bernardich III as President, Chief Executive Officer,
and a Director on out Board of Directors.

On March 19, 2001, to report material inaccuracies existing in our unaudited financial statements relating to revenue recognition for the quarters ending
June 20, 2000 and September 30, 2000.

(c)           Exhibits

         See (a) (3) above.

                         SEAVIEW VIDEO TECHNOLOGY, INC.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St.
Petersburg, State of Florida on April 13, 2001.

                  SEAVIEW VIDEO TECHNOLOGY, INC.

                  By: /s/ George S. Bernardich III

                  GEORGE S. BERNARDICH III
                  Chief Executive Officer

                  By: /s/ James Cox

                  J.R. COX
                  Secretary and Treasurer

                  By: /s/ Miles Gould

                  MILES GOULD
                  Director

                  By: /s/ Brad Gould
                  By: /s/ Brad Gould

                  BRAD GOULD
                  Director

Independent Auditors' Report

The Board of Directors
SeaView Video Technology, Inc.:

We have audited the accompanying balance sheets of SeaView Video Technology,
Inc. as of December 31, 2000 and 1999, and the related statements of Operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and
1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of SeaView Video Technology, Inc. as of
December 31, 2000 and 1999 and the results of operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

April 9, 2001
Carol McAtee, CPA
St. Petersburg, Fl

                          Independent Auditors' Report

The Board of Directors
SeaView Video Technology, Inc.:

I have audited the accompanying consolidated balance sheet of SeaView Video
Technology, Inc. as of December 31, 1998 and the related statement of income, stockholders' equity, and cash flows for the year ended December 31, 1998 These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

Barbara Wright  C.P.A.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                                 BALANCE SHEETS

                                                                       December 31,                 December 31,
                                    Assets                                 2000                        1999

Current Assets:
    Cash and cash equivalents                                            $         41,264       $
                                                                                                                -
    Accounts Receivable, net of allowance for
    doubtful accounts of $24,389  in 2000
                                                                                   60,793                       -
    Accounts Receivable, Officer                                                  512,757                       -
    Accounts Receivable, employees                                                 40,000                       -
    Inventory                                                                     293,355                 120,604
    Prepaid expenses                                                               60,000                   9,197
    Income tax benefit                                                                  -                  25,795
                                                                                ---------                 -------
        Total current assets                                                    1,008,169                 155,596

Property and equipment, net                                                       504,535                 140,330
Investments                                                                       889,918                      -
Deferred tax asset                                                              1,439,322                  28,023
                                                                                ---------                  ------
        Total assets                                                       $    3,841,944         $       323,949
                                                                                =========                 =======

                  Liabilities and Stockholders' Equity

Current Liabilities:
    Due to Bank                                                                         -                  10,412
    Accounts Payable                                                              343,606                       -
    Convertible Debentures                                                        100,000                       -
    Accrued liabilities                                                            36,277                  53,562
                                                                                   ------                  ------
        Total current liabilities                                                 479,883                  63,974
Stockholders equity:
Common stock, $.001 par value, authorized
100,000,000shares; issued and outstanding 17,132,684 shares
in 2000 and 10,380,000 shares in 1999
                                                                                   17,133                  10,380
Additional paid-in capital                                                      5,601,033                 334,571
Unearned Restricted Stock Compensation                                            (40,974)                (74,306)
Accumulated deficit                                                            (2,215,131)                (10,670)
                                                                               -----------                --------
        Total stockholders equity                                               3,362,061                 259,975
                                                                                ---------                 -------
        Total liabilities and stockholders equity                          $    3,841,944         $       323,949
                                                                                =========                 =======

   The accompanying notes are an integral part of these financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS

                                                                          Years Ended December 31,
                                                               -----------------------------------------------

                                                          2000                  1999                    1998
                                                     ----------------    -----------------         ---------------

Net Revenue                                           $1,130,563           $    1,029,774         $       635,486
Cost of goods sold                                       372,975                  198,886                 149,355
                                                     ----------------    -----------------         ---------------
     Gross Profit                                        757,588                  830,888                 486,131
Operating expenses:
     Salaries & Wages                                    832,443                  206,458                 105,383
     Advertising & Promotions                          2,056,403                  319,995                 124,749
     Provision for doubtful accounts                      24,389                        -                       -
     Depreciation                                         53,916                   16,070                       -
     Rent & Utilities                                    111,460                  103,984                  52,587
     Professional fees                                   445,527                   33,917                       -
     Other Expenses                                      689,039                  157,259                  80,638
                                                     ----------------    -----------------         ---------------
         Total operating expenses                      4,213,177                  837,683                 363,357
                                                     ----------------    -----------------         ---------------
Net (loss) income from operations                     (3,455,589)                  (6,795)                122,774
Interest Income                                            3,206                        0                       0
Equity in loss of affiliate                             (137,582)                       0                       0
                                                     ----------------    -----------------         ---------------
Income (loss) before taxes                            (3,589,965)                  (6,795)                122,774
Income tax (benefit) expense                          (1,385,504)                 (53,818)                      -
                                                     ----------------    -----------------         ---------------
Net (Loss) Income                                     (2,204,461)                  47,023                 122,774
Pro Forma Tax Expense (Note 2)                                 -                   20,072                  34,876
                                                     ----------------    -----------------         ---------------
Pro Forma Net Income (Note 2)                       $          -         $         26,951       $          87,898
                                                    =================    =================         ===============

Basic net (loss) income per common share                   (.18)                      .01                     .02
Diluted net (loss) income per common share
                                                           (.18)                      .00                     .02
Pro forma basic net income per common share                  -
                                                                                      .00                     .01
Pro forma diluted net income per common share                -
                                                                                      .00                     .01

Basic weighted number of common shares outstanding
                                                     12,051,616                 7,105,644               6,000,000
Diluted weighted number of common shares
outstanding                                          12,051,616                 9,728,197               6,000,000

    The accompanying notes are an integral part of these financial statements

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          Unearned
                                                      Common        Additional                           Restricted
                                      Common          Stock           Paid-In         Retained             Stock
                                      Stock        ($.001 par)        Capital         Earnings          Compensation        Total

Balance on December 31, 1997             0        $       0       $     0          $      0             $    0               $   0

Issuance of Stock for cash             100              500         47,184                                                  47,684

Net Income                                                                           122,774                               122,774
                                 -----------     -----------    ------------     -------------         -----------       -----------

Balance on December 31, 1998           100              500         47,184           122,774                 0             170,458

Additional cash paid in
capital-from reverse merger                                        250,000                                                 250,000

Cash distribution to                                              (250,000)                                               (250,000)
shareholders

Recapitalization for effect of    5,999,900           5,500         (5,500)                                                      0
reverse merger

Net Income for year ended
  December 31, 1999                                                                   47,023                                 47,023

Net Income for S Corporation
  prior to April 1, 1999                                            57,693           (57,693)                                     0

Undistributed Earnings upon
  termination of S Corporation                                     122,774          (122,774)                                     0

Issuance of restricted stock
  Under professional services
  Agreements                      2,700,000           2,700        97,300                                (100,000)                0

Issuance of shares under
  Consultant compensation plan    1,680,000           1,680        15,120                                                    16,800

Amortization of unearned
  Restricted stock compensation                                                                            25,694            25,694

                                 -----------     -----------    ------------     -------------         -----------       -----------
Balance on December 31, 1999     10,380,000          10,380       334,571            (10,670)             (74,306)          259,975

Net Loss for year ended
  December 31, 2000                                                               (2,204,461)                            (2,204,461)

Conversion of subordinated
  debentures                      5,373,584           5,374     3,182,626                                                 3,188,000

Exercise of stock warrants          649,000             649       648,351                                                   649,000

Issuance of stock to employees      182,500             182       137,278                                                   137,460

Issuance of shares for services     397,600             398      270,857                                                    271,255

Issuance of stock for
acquisition of Golden Springs       150,000             150    1,027,350                                                  1,027,500
Investment

Amortization of unearned
  Restricted stock compensation
                                                                                                            33,332           33,332

                                 -----------     -----------    ------------     -------------         -----------       -----------
Balance on December 31, 2000      17,132,684        $ 17,133   $5,601,033        $(2,215,131)           $  (40,974)      $3,362,061
                                  ==========        ========   ==========        ============             =========  ===============

   The accompanying notes are an integral part of these financial statements.

                          SEAVIEW VIDEO TECHNOLOGY, INC
                            STATEMENTS OF CASH FLOWS

                                                                                  Years Ended
                                                             December 31,         December 31,            December 31,
                                                                2000                 1999                    1998
                                                            -------------         ------------           -------------
Cash flows from Operating activities:
    Net (Loss) Income                                      $  (2,204,461)         $      47,023         $       122,774
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
        Depreciation                                             53,916                 16,070                       0
        Amortization of unearned compensation                    33,332                 25,694                       0
        Equity in loss of affiliate                             137,582                      0                       0
        Compensation expense of stock issuance to
        employees                                               137,459                      0                       0
        Compensation expense of stock issuance to
        consultants                                             271,255                 16,800                       0
        Deferred income taxes                                (1,411,299)               (28,023)                      0
    (Increase) decrease in:
        AR Trade                                                (60,793)                     0                       0
        Inventory                                              (172,751)               (60,891)                (59,713)
        Employee AR                                             (40,000)                     0                       0
        Prepaid Assets                                          (50,803)                (9,197)                      0
    (Decrease) increase in:
        Due to Bank                                             (10,412)                10,412                       0
        AP Trade                                                343,606                      0                       0
        Accrued Liabilities                                     (17,285)                53,562                       0
        Income taxes payable                                     25,795                (25,795)                      0
                                                           -------------           ------------           -------------
    Net cash (used in) provided by operating activities      (2,964,859)                45,655                  63,061
Cash flows from Investing activities:
    Additions to property and equipment                        (418,120)               (60,170)                (96,230)
                                                           -------------           ------------           -------------
    Net cash used in investing activities                      (418,120)               (60,170)                (96,230)
Cash flows from Financing activities:
    Loan to Officer                                            (512,757)                     0                       0
    Proceeds from exercise of stock warrants                    649,000                      0                       0
    Proceeds from subordinated debentures                     3,288,000                      0                  47,684
                                                           -------------           ------------           -------------
    Net cash provided by financing activities                 3,424,243                      0                  47,684

    Net (decrease) increase in cash and cash equivalents         41,264                (14,515)                 47,684

    Cash and cash equivalents at beginning of period                  0                 14,515                       0
                                                           -------------          ------------           -------------

    Cash and cash equivalents at end of period            $      41,264          $           0                 $14,515
                                                           =============          ============           =============
     Supplemental Disclosures of Cash Flow
     Information:
     Conversion of convertible debentures
     to common stock                                      $   3,188,000                      0                       0
                                                           =============          ============           =============

     Acquisition of investment through stock
     issuance                                             $   1,027,500                      0                       0
                                                           =============          ============           =============

     Cash paid for taxes                                  $           0                      0                       0
                                                           =============         =============           =============

     Cash paid for interest                               $           0                      0                       0
                                                           =============          ============           =============

   The accompanying notes are an integral part of these financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          Notes to Financial Statements

1.       OPERATIONS AND ORGANIZATION

SeaView Video Technology, Inc. (the Company) was originally incorporated in the
State of Utah on April 16, 1986 as Gopher, Inc. On March 24, 1999, the Company
entered into a reorganization agreement with SeaView Underwater Research, Inc.
(SeaView Florida), a privately held Corporation that was incorporated in the
State of  Florida on April 2, 1998. At the time of the reorganization the
Company was a  nonoperating Company. In connection with the reorganization, the
Company issued 5,000,000 shares of common stock and $250,000 cash to the SeaView
Florida's shareholders in exchange for 100% of SeaView Florida's outstanding shares of common stock. For accounting purposes the reorganization was treated as a recapitalization.

As a result of the organization:

        o  The Company was the surving entity;
        o  Seaview Florida ceased to exist;
        o  Seaview Florida's Shareholders gained control of the Company;
        o  The Board of Directors resinged and were replaced by a Board of
           Directors selected by Seaview Underwater Research Inc to reflect the continuance of SeaView Florida's business plan
        o  The Company later changed our name to SeaView Video Technology, Inc.

The Company manufactures in-house and through outside contractors, underwater video cameras, lights, and accessories for the marine commercial and consumer retail market. The Company has also developed and manufactures in-house and through outside contractors, a video security system utilizing exclusive patented technology enabling video transmission through electrical wiring. The key product Secureview is a light bulb camera and decoder. The Company offices are located at 111 Second Avenue NE, Suite 1403, St Petersburg, Fl 33701.

2.       SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation. The accompanying financial statements have been prepared on the accrual basis of accounting.

        Reclassifications.To conform to 2000 presentation, certain 1999 and
1998 operating expenses have been reclassified.

        Consolidation. Investments in 20%-50% owned affiliates are accounted for on the equity method, and, accordingly, operations includes the Company's share of its loss.

        Cash and cash equivalents. The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for financial statement purposes.

        Inventories. Inventories consist of raw materials and finished goods held for resale and are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method.

        Property and equipment. Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment is calculated on the straight line method over the estimated useful lives of the assets ranging from five to ten years. Maintenance and repairs are charged to expense as incurred.

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

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          Notes to Financial Statements

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

        Earnings per Share. Net income (loss) per share is computed using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the related period. Common equivalent shares consist of unearned shares, warrants, and subordinated convertible debentures, using the treasury stock method.

        Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

3.       INVENTORIES

         Inventories consist of the following:

                                                                  2000                  1999

                  Raw Materials                                   $258,552               $105,484
                  Finished Goods                                    34,803                 15,120
                                                                  ----------            ----------
                                                                  $293,355               $120,604
                                                                  ==========            ==========

4.       NOTE RECEIVABLE-OFFICER
During the year ended December 31, 2000, the Company accepted several non-interest bearing notes from an officer, with a balance of $512,757 at
December 31, 2000. The notes are collateralized by 6.5 million shares of company stock. The loan was repaid prior to the issuance of the financial statements.

5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                  2000                  1999

         Automobiles                                              $ 92,607             $14,904
         Boat                                                       63,114                  -
         Furniture and Fixtures                                    147,841              71,556
         Equipment                                                 271,959              69,940
                                                                   -------              ------
                                                                   575,521             156,400
         Less accumulated depreciation                             (70,986)            (16,070)
                                                                   --------             --------
                                                                  $504,535             $40,330
                                                                   ========             ======

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          Notes to Financial Statements

6.       INVESTMENTS

The investment security of $889,918 at December 31, 2000, represents a 21.23%
ownership of capital in Golden Springs LLC, a state of Florida limited liability company. In consideration for its equity position in Golden Springs, LLC, the
Company conveyed 150,000 shares of its common stock to Golden Springs, LLC subject to restrictions under Rule 144 of the Securities and Exchange Act of
1933, as amended. The resolution approved by the board of directors to issue shares dictated that the shares be replaced by the President and C.E.O. These shares were contributed in 2001. The investment is accounted for under the equity method. The results of operations and financial position of the Company's equity basis investment is summarized below:

         Condensed Income Statement Information

                                                                      2000

         Net Sales                                                 $ 489,080
         Gross Margin                                                476,545
         Net Loss                                                   (648,051)

         Condensed Balance Sheet Information

                                                                        2000

         Current Assets                                            $  658,204
         Non-current Assets                                         4,096,319
         Current Liabilities                                        2,675,194
         Non-current Liabilities                                    2,200,794
         Owners Deficit                                              (121,465)

7.       INCOME TAXES

For the year ended December 31, 2000 and 1999, the provision for income taxes consisted of the following:

                                                              2000                 1999
                                                              ----                 ----
         Current expense (benefit):
            Federal                                             0               $ (3,224)

            State                                               0                (22,571)

         Deferred expense (benefit):
            Federal                                    (1,207,876)               (24,521)
            State                                        (177,628)                (3,502)
                                                         -----------            ----------

         Total current and deferred actual             (1,385,504)               (53,818)
                                                        ============            ============
        Pro forma income tax expense                            0                 20,072
                                                        ------------            ----------

         Total income tax expense pro forma                     0               $(33,746)
                                                        ============            ==========

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          Notes to Financial Statements

A reconciliation of statutory federal income tax rate with the Company's effective income tax rate as of December 31, 2000 and 1999 is as follows:

                                                                            2000                1999

         U.S. federal taxes  statutory rate                                34.00%              35.00%
               Increase/(decrease):
               State taxes                                                   4.6                5.00
                                                                          -------              -------

                Income tax provision
         Effective tax rate of current actual tax benefit                   38.6%              40.00%
                                                                          ========             =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax Assets are as follows:
                                                                            2000                1999

           Deferred tax asset:
           Stock based compensation                                      $23,020              $10,278
           Net operating loss                                          1,416,302                   -
           Accrued Expenses                                                   -                21,424
                                                                       ----------             ----------

                  Total deferred tax asset                             1,439,322               31,702

          Deferred tax liability:
          Prepaid expenses                                                    -                (3,679)
                                                                      ----------              ----------
                  Total deferred tax asset                          $  1,439,322             $ 28,023
                                                                     ============             ========

The Company has net operating loss carryforwards of approximately $3,631,000 expiring in years 2019 through 2020. The Company establishes valuation allowances in accordance with FASB Statement No. 109, "Accounting for Income
Taxes". The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. The Company expects to generate income to utilize the carryforwards based on future income projections associated with expanding product lines and product sales growth.

8.  STOCKHOLDERS' EQUITY

Under a Professional Services Agreement effective March 25, 1999, 2,700,000 shares of restricted common stock were issued to a key employee. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity and subsequently amortized over the period of the agreement, three years.
Amortization of $33,332 and $25,694 was recorded for the years ended December
31, 2000 and 1999.

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

During the year ended December 31, 2000, the Company issued 8% convertible debentures for proceeds of $ 3,288,000. The debentures were for a term of twelve months and were non-interest bearing for an initial period, after which, interest was payable quarterly. No interest was paid on the debentures. The debentures were convertible by the option of the holders into shares of the
Company's restricted common stock on the basis of $.50 to $8.00 per share.
Proceeds from the issuance were used to fund operations of the Company. During the year ended December 31, 2000, the Company exchanged $3,188,000 of the notes for 5,373,584 shares of the Company's common stock. Debentures of $100,000 remain outstanding at December 31, 2000. The outstanding debentures are convertible into restricted common stock of the Company on the basis of $2.00 per share.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          Notes to Financial Statements

During the year ended December 31, 2000, warrants were exercised for 649,000 shares of common stock at $1.00 per share from a previous resolution dating from the reverse merger into Gopher, Inc. The proceeds were used to fund operations.
No warrants remain outstanding as of December 31, 2000.

During the year ended December 31, 2000, the Company issued 182,500 shares of restricted common stock to employees under an employee bonus arrangement.
Compensation expense of $137,460 was recognized in connection with the issuance.

During the year ended December 31, 2000, the Company issued 397,600 shares of common stock with a fair value of $271,255 as payment for services based on the fair value of the services provided.

9.  RECAPITALIZATION

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

10.  CONCENTRATIONS

The Company's product assembly is dependent upon the operations of a primary labor supplier. At December 31, 2000, approximately $30,000 of the Company's inventory was held off-site at this location. If the Company should lose this one established supplier of assembly servicing there could be a disruption in the operations of the Company. The Company is in the process of securing alternative sources of these services.

11.   COMMITMENTS AND CONTINGENCIES

The Company has entered into purchase commitments from suppliers for various product components. The remaining commitments outstanding as of December 31,
2000 are approximately $580,000.

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the
Company's financial position, results of operations or liquidity.

During the year ended December 31, 2000, Company entered into an operating lease of 2,711 square feet for use as its corporate offices. The lease is for a term of three years at a base monthly rental of $3,728, subject to a 3% annual escalation. Minimum future rental commitments including sales tax as of December
31, 2000 are as follows:

                                                     2001          $ 48,709
                                                     2002            50,159
                                                     2003            21,151
                                                                     ------
                                                     Total         $120,019
                                                                    ========

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          Notes to Financial Statements

12.  SUBSEQUENT EVENTS

On February 14,2001, the Company entered into a Consulting and Licensing
Agreement with Richard L. McBride for the granting of licensing rights to various patents, patent applications, and provisional patent applications and for consulting services to be provided. In exchange for these services and licensing rights, the Company issued to Richard L. McBride 1,000,000 shares of the Company's restricted common stock. The term of the agreement is through
March 31, 2003 and the initial term of the licensing rights is for fourteen contiguous years.

                                                                    SCHEDULE II

                         SeaView Video Technology, Inc.

                  Schedule of Valuation and Qualifying Accounts

                                                                            Additions
                                                        Balance at          Charged to                         Balance at End
                                                        Beginning of        Costs and                          of Period
                                                        Period              Expenses          Write-Offs

Year ended December 31, 2000
Allowance for uncollectible accounts receivable
                                                        $          0         $    24,389      $          0      $    24,389
                                                        ============         ===========      ============      ===========

Reserve for excess/obsolete inventory                   $          0         $    15,000      $          0      $    15,000
                                                        ============         ===========      ============      ===========

                                       S-1