Form 10-K/A
period 2000-12-31
SEAVIEW UNDERWATER RESEARCH INC
filed 2001-04-30
CIK 894536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  Amendment #1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be used in connection with the Registrant's 2001 Annual Meeting of Shareholders, are incorporated in
Part III, Items 10-13 of this Form 10-K.

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

                                     PART I
Item 1.  Business
General.
SeaView Video Technology, Inc., (the "Company" or "we" or "our") was originally incorporated as Gopher, Inc. in the State of Utah on April 16, 1986. In order to hange our domicile, we were reorganized under the laws of Nevada on December 30,
1993. On March 24, 1999, we entered into a reorganization agreement with SeaView
Underwater Research, Inc. ("SeaView Florida"), a privately held Corporation that was incorporated in the State of Florida on April 2, 1998 ("the reorganization"). At the time of the reorganization we were a non-operating
Company whose common stock was not publicly traded. We were however, subject to the reporting requirements of the Securities Exchange Act of 1934. In connection with the reorganization, we issued 5,000,000 shares of our common stock to
SeaView Florida's shareholders in exchange for 100% of SeaView Florida's outstanding shares of common stock and $250,000 cash. For accounting purposes the reorganization was treated as a recapitalization.

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

Security Products---Retail

Our core product, the SecureView, is produced in-house and through third party manufacturers as either an indoor or outdoor system. Our indoor and outdoor
Secure View products utilize our "camera in a light bulb" design. Our Secure
View product utilizes modified miniature CCD video camera boards with infrared emitters. The camera supplies composite video to the IRFS circuitry within the proprietary lamp housing. A receiver component "decodes" the IRFS signal sent over the power line, and provides a  composite-video feed to any standard television or recorder. The system comprises several individually-patented components. The retail system consists of a light bulb camera, decoder box, and
RCA connecting cable.

In addition, we offer an IR Floodlight to enhance the performance of the
SecureView camera when used in total darkness.

The Induction Radio-Frequency System circuitry is available in a DC variant and is labeled "SecureView DC." Current board sets operate at voltages ranging from 12 to 28 volts and are suitable for a variety of OEM applications in cars, trucks, boats, and recreational vehicles.

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

Dental Products

During 2000, we began our development of DentaView, a proposed product that we plan to offer for use in dental applications. The DentaView is currently being presented to dentists for review and evaluation. The DentaView is an extra-oral camera that seeks to provide improvements over the intra-oral systems currently being sold in the marketplace.

Industrial Products

SecureView DC board sets are appropriate for OEM inclusion in trucks, tractor-trailers, containerized freight, rail, ship, and aviation applications.
Aftermarket packages for fleet retrofit are also being developed. No additional wiring is required when utilizing the SecureView DC board sets.

Misplacement of pallets is a major safety factor for industrial concerns and one which creates high-cost damage. Our Lift-Cam product allows forklift operators to see the exact placement of pallets or other cargo, even under low light conditions.

Our Well Cam camera is intended for eventual use by oil and gas well operators to develop an economical method of viewing oil and gas pipelines and drill casings. The unique properties of our Well Cam camera are well suited to no-
light environments. Well Cam is currently undergoing testing and meeting requirements for oil and gas applications.

Outside Production

We use multiple outside contractors to produce components and sub-assembiles, and to assemble finished products. Quality assurance, kitting, packing, and shipping are handled at our distribution center. In addition, we produce custom orders and provide warranty repair services.

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

Security Products: Because we are the only manufacturer of our patented technology, the SecureView security camera in a light bulb, we have no competition regarding this particular product. Our SecureView has competitive advantages over other application alternatives in the marketplace such as wireless security camera systems, which that may have transmission and picture quality limitations; or permanently installed ("hard-wired") CCTV systems, which are burdened by high installation costs and limited flexibility of usage.

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

Television And Tournament Sponsorships: During the year 2000, we expanded advertising of our Marine and Security products through national advertising on
The Weather Channel. The Weather Channel production staff has utilized SeaView
Cameras in the production of their prime-time weekly feature, "Atmospheres." In
November of 2000, we were the key sponsor of the APBA Offshore Classic in St.
Petersburg, Florida. The event received television coverage on the TNN and ESPN networks. In December of 2000, we acted as the anchor sponsor with Continental
Airlines for the World Billfish Tournament in Cabo San Lucas, Mexico. A
thirty-minute television show is scheduled to air in the spring of 2001 on various National Cable Networks, ESPN and Fox Sports.

We have also continued our sponsorship of fishing seminars with sport fishing magazines.

Market Segmentation

Mass Market (Discount)
        The discount mass market is the fastest-growing and largest segment of the U.S. market consisting of four (4) major discount retailers: Wal-Mart/Sam's
Club, K-Mart, Costco, and B. J. Wholesale. Our product distribution in the discount mass market should be limited to our Super-Mini camera probe, the new
Super-Mini Camera System, and SeaLite products, which fit the price tiers of these retailers

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

Specialty Stores
The home improvement market group and specialty electronics retailer market group are two channels in our distribution plan. Home Depot, Lowe's and True
Value are the major players in the home improvement market. Placement of our products should be limited to two of these three companies. Radio Shack and Best
Buy are the two major companies in the specialty electronic retailer market group. Placement of our products in this market should be considered a future project.

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

Item 3.  Legal Proceedings

The United States Securities and Exchange Commission has authorized its staff to conduct a non-public, fact-finding inquiry encaptioned, "In the Matter of
SeaView Video Technology, Inc." The non-public formal order authorizes the staff to privately investigate a number of issues, including disclosures regarding financial condition and results by SeaView, periodic reports filed by SeaView, the books and records maintained by SeaView, and statements made by SeaView to its accountants.  Regardless of the outcome, we expect to incur costs in responding to the inquiry.

There are no other material pending legal proceedings, other than routine litigation arising in the ordinary course of business. We do not believe that the results of such routine litigation, even if the outcome were unfavorable to us, would have a material effect on our financial position.

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

During the year 2000, we issued 649,000 shares of our common stock to warrant holders who received their warrants at the time of our reorganization. The warrants were exercisable into common stock at a price of $1.00 per share.

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

  We made the above-mentioned issuances and sales in reliance upon Section 4(2)
  and Rule 506 of  Regulation D of the 1933 Act. We believed that Section 4(2)
  and Rule 506 of  Regulation D were available because sales were made without general solicitation or advertisement.  We believed that each purchaser was accredited or sophisticated enough to evaluate the merits of the investment.
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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

RESTATEMENT OF PRIOR UNAUDITED FINANCIAL INFORMATION

The financial statements and results of operations for the 2nd and 3rd quarters ended June 30, 2000 and September 30, 2000, respectively, have been restated as set forth below, in accordance with Generally Accepted Accounting Principles.

Our original Form 10-Q for the quarter ended September 30, 2000, which was filed on November 14, 2000, incorrectly included as revenues and accounts receivable approximately $2,252,794 of purchase orders that we received for our new
SecureView security camera products, but were not shipped to the customer by
September 30, 2000.  After restatement, our 3rd quarter net revenues were approximately $212,592.  Our restatements also include a reduction in liabilities, totaling approximately $849,235, which were previously recorded relating to the purchase orders that were erroneously included as revenues.  As set forth in the chart below, these restatements have resulted in a reduction of our net income by approximately $871,639 for the quarter ended September 30,
2000.  We discovered these errors for the first time during an internal review of fiscal year 2000 operations that was undertaken by our newly hired CFO.  As of the date of this filing, our new management has successfully implemented internal accounting control procedures that are designed to ensure that similar errors do not occur in future periods.

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
Oshman's); (3) Marine retailers (West Marine, Boat US, Boater's World); (4)
Department stores (JCPenney, May Company); (5) E-commerce retailers (JCPenney,
Sharper Image, SkyMall); and (6) Specialty Stores (Lowe's, Home Depot, Best Buy,
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
Initial efforts with the independent dealer network incorporated discounted wholesale pricing and volume-price package promotions. In addition, new models at lower price points were introduced, to capture a larger segment of the entry-level and fresh-water markets. Although unit volume increased and production efficiencies improved, the shift to a wholesale-distribution model affected gross dollar volume, limiting the overall increase to 10%. In addition, our in-house sales force efforts were directed solely to SecureView in the 3rd and 4th quarters.

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

We now have the capacity and parts to build any of our product line in the thousands of units per month.  We anticipate that increased interest in the underwater video market for the year 2001 and our plans to distribute our underwater video products to major retailers will increase our market share.
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
December 31, 2000. This increase was primarily due to increased costs of resources, including the acquisition and stocking of parts and components, inventory which was necessary for production of the new camera in a light bulb product line. The amassing of inventory contributed approximately 80% of the increase in cost of goods sold. However, gross profit remained at an acceptable
67.1%. Cost of goods sold relates to the parts purchased from, and fees paid to, outside companies for manufacturing the product and procurement of certain parts and components used in the manufacturing process.

         Salaries and Wages.  Salaries and wages increased 303.9% from $206 thousand for the year ended December 31,1999 to $832 thousand for the year ended
December 31, 2000. This increase was primarily due to increased compensation resulting from increased staffing and stock compensation programs. Salaries and wages comprise inside wages and outside labor.

         Advertising and Promotion. Advertising and promotion expenses increased
556.2% from $320 thousand for the year ended December 31,1999 to $2.1 million for the year ended December 31, 2000. This increase was primarily caused by increased national and regional advertising efforts, including national television and celebrity spokesperson campaigns conducted on our behalf to develop the market for the camera in a light bulb while maintaining our presence in the marine market. Advertising and promotion comprises the expense to participate in boat shows and to advertise in industry magazines, television, and other media. This number also includes postage, printing and travel, attributable to advertising and promotion.

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

         Other Expenses.  Other expenses increased 93.8% from $81 thousand for the year ended December 31,1998 to $157 thousand for the year ended December 31,
1999. This increase was primarily caused by costs associated with increasing sales. Other expenses comprise cost of insurance, property taxes, bank charges, and other miscellaneous expenses.

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

Quarterly Financial Information (Unaudited)

The following table sets forth unaudited quarterly operating results for each of the Company's last eight quarters (including the restated figures for the quarters ended June 30, 2000 and September 30, 2000). This information has been prepared on a basis consistent with the Company's audited financial statements and includes all adjustments (consisting only of normal recurring adjustments)
that management considers necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations.

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

(iii)    Our future performance and operating results

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
Disclosure

None.

                                    PART III

Item 10.        Directors And Executive Officers Of The Registrant

10.1 Identification of Directors

Richard L. McBride, Founder, Chairman, President, CEO age 52

Mr. McBride founded SeaView Underwater Research, Inc. as a Florida Corporation
in 1988, and was President/CEO of that entity. He continued to serve as
Chairman/President/CEO following its acquisition by Gopher, Inc. The merged entity became SeaView Video Technology, as described in Part II, Item 5 of this filing.

Mr. McBride worked in the advertising-marketing field for more than 25 years prior to his invention of the SeaView products. He was an early pioneer in the direct-response television industry and has successfully developed markets for hundreds of products. His client list during those years included Holiday Inn,
Sears Roebuck & Co., Ace/Trustworthy Hardware, and others of national prominence. Many of the small-company products he launched in "1-800" television campaigns are still profitable retail-store items, more than a decade after their introduction.

Myles J. Gould, age 58

Mr. Gould has been involved in the development of real estate projects for more than 30 years. His firm, Gould & Company, is based in Atlanta, Georgia. Mr.
Gould has developed over 2000 acres for diverse applications including shopping centers, office complexes, and multiple- and single-occupancy residential developments. He achieved some prominence as a noted speaker on the subject of apartment-to-condominium conversions. Mr. Gould formerly served as a Director for Modular Systems, Inc., a factory-assembled housing company.

James R. Cox, Director, Secretary-Treasurer, Vice President-New Products age 51

Mr. Cox joined the Company in May, 1998, shortly after its inception. He was named an officer and director in 1999 following the Gopher/SeaView reorganization.

Mr. Cox followed his early interest in communications technology into a 30-year career in broadcasting and commercial production. He has worked in station operations management for a number of companies, as well as in contract services for broadcasters, audio and video production, and as an electronics technician.

Bradford M. Gould, age 31

Dr. Gould received a Bachelor's Degree in Marine Science and Biology from the
University of Miami in 1992. He earned his Master's Degree from the University of Hawaii from 1992 through 1995, identifying pollutants and their sources in
Manmala Bay, Honolulu. After attending the Medical College of Georgia from 1995 to 1999, he entered the residency program at St. Vincent's Hospital,
Jacksonville, Florida. Dr. Gould is currently in the Residency Family Practice
Program at Greenville Memorial Hospital in South Carolina.

10.2 Identification of Executive Officers as of December 31, 2000
(As referenced by Part 1 of Form 10-K)

President/Chairman/CEO: Richard L. McBride
(see 10.1, above)

Chief Operating Officer George S. Bernardich III, age 44

Mr. Bernardich joined the Company following 28 years with the J.C. Penney Co.,
Inc. During that time, his service included increasing levels of responsibility in store, district, and corporate level management. His most recent positions were Catalog Media Manager / Buyer and Director of Merchandise Synergies for the
Eckerd Drug Division.

Secretary-Treasurer/VP New Products/Director James R. Cox
(see 10.1, above)

10.3 Identification of Certain Significant Employees:

Not applicable.

10.4 Family Relationships:

Miles Gould is the father of Brad Gould; both are Directors for the Registrant.

Item 11. EXECUTIVE COMPENSATION
Named Executive Officers:
        Richard L. McBride, CEO
        George S. Bernardich III, COO (from November, 2000)
        Daniel F. Mehosky, Vice President, Operations (April - September, 2000)
        James R. Cox, Vice President, New Products

11.1 Summary Compensation Table

                                      ANNUAL COMPENSATION                                       LONG TERM COMPENSATION
----------------------- ------------------------------------------------- ----------------------------------------------------------
                                                                                       Awards                  Payouts
----------------------- ------------------------------------------------- ---------------------------------- ------------ ----------

                                                                                              Securities
                                                         ($) Other          Restricted                                       ($)

                                                                                              Underlying
       Name and                                            Annual             Stock            Options         LTIP       All Other

                                 Salary     Bonus
  Principal Position     Year       ($)       ($)       Compensation        Awards ($)      / SARs ($)       Payouts    Compensation
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------

 Richard L. McBride,     2000     40,620       0              0                33,332              0              0           0
    CEO/President
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------

                        1999
                          (1)        0         0              0                25,694              0              0           0
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------

     James R. Cox

                         2000     35,244       0              0                14,788              0              0           0
     Treasurer/VP
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------

                         1999     28,600       0              0                  0                 0              0           0
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------

 George S. Bernardich    2000

         COO              (2)      6,250       0              0                  0                 0              0          0
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------

                         1999       na         na             na                 na               na             na          na
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------

  Daniel F. Mehosky      2000

    VP Operations         (3)     30,666       0              0                                    0              0          0
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------

                         1999       na         na             na                 na               na             na          na
----------------------- -------- ---------- --------- ------------------- ----------------- ---------------- ------------ ----------

NOTES:
The Registrant did not become a reporting company until March of 1999.
Calculations exclude standard group-insurance benefits applied equally to all salaried employees, as defined by $209.402(a).

(1) The named executive received no compensation in the form of salary for this accounting period.
(2) The named executive joined the company in November of 2000.
(3) The named executive worked for the company approximately 22 weeks, ending in
    September of 2000.

11.2 Options/SAR Grants in Fiscal Year ending December 31, 2000
Not applicable.

11.3 Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Values
Not applicable.

11.4 Long-Term Incentive Plan (LTIP) Awards in the Fiscal Year ending December
31, 2000
Not applicable.

11.5 Defined Benefit or Actuarial Plan Disclosure:
The Registrant has no such plans presently in effect.

11.6 Employment Contracts and Termination of Employment and Change-in-Control
Arrangements
None.

11.7 Report on Repricing of Options/SARs
Not applicable.

11.8 Additional Information with Respect to Insider Participation.

Compensation Decisions During the fiscal year ending December 31,2000, the Board of Directors served as the Compensation Committee with regard to executive compensation, in the absence of a formal committee.

Other than base salaries, there were no additional compensation plans or policies in place for any executive officer as of December 31, 2000. No cash bonuses were granted during fiscal year 2000. Restricted stock compensation to officers, as outlined in "11.1 Summary Compensation Table", related to fiscal year 1999 awards that were not granted until the 2000 fiscal year.

11.9 Performance Graph and Total Return Calculation

STOCK PRICE PERFORMANCE

     The following graph depicts the value of $100 invested in SeaView Video
Technology, Inc. common stock beginning March 31, 1999, through March 31, 2001
(Fiscal year end was December 31, 2000.)

Comparisons are made to:

     1. The NASDAQ Index (NDX), an index of NASDAQ stocks.

     2. SeaView Video Technology, Inc.

---------------------------------------------------------------------------------------
Company/Index Name APR99  JUL99 NOV99 JAN00  APR00   JUL00  NOV00  JAN01  APR01
---------------------------------------------------------------------------------------
NASDAQ
Index              $100   $106   $123  $167   $176   $168   $153    $121    $83

SEVU               100     53     44   293    655    872     659    195     103

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(pursuant to $229.403)

12.1 Security Ownership of Certain Beneficial Owners
None.

12.2 Security Ownership of Management as of December 31, 2000

                                                    Amount and
                             Name of                nature of
      Title of              Beneficial              beneficial         Percent
       class                  Owner                 ownership          of class

    (Restricted)           Richard McBride        3,830,000 shares       22.35%
                                                   founder's stock

    (Restricted)           Richard McBride        2,700,000 shares       15.76%
                                                 consulting agreement

    (Restricted)       George S. Bernardich III           *                *

    (Restricted)           Myles J. Gould                 *                *

    (Restricted)          Bradford M. Gould               *                *

    (Restricted)           James R. Cox                   *                *

    (Restricted)         Daniel F. Mehosky                *                *

* Ownership in this class does not exceed 1% of the total shares outstanding.
Both Common and Restricted Common Stock carry the voting privilege of one vote per share.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(pursuant to $229.404)

13.1 Transactions with Management and Others

During the year ending December 31, 2000, we contracted with R. L. McBride and
Associates, Inc., a Florida Corporation, for professional services in advertising and public relations. Richard L. McBride, our CEO, was the sole owner of R. L. McBride and Associates, Inc. The total amount we paid R. L.
McBride and Associates, Inc. through December 31, 2000 was $80,000. Mr. McBride received no direct or indirect compensation from R. L. McBride and Associates,
Inc. while serving as an executive for us.

13.2 Indebtedness of Management

       NOTE RECEIVABLE-OFFICER

During the year ended December 31, 2000, the Company accepted several non-
interest bearing notes from Richard L. McBride, with a balance of $512,757 at
December 31, 2000. The notes were collateralized by 6.5 million shares of Mr.
McBride's Restricted stock. The loan was repaid prior to the issuance of the financial statements.

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

On February 21, 2001, to report the resignation of Richard L. McBride as our
Chief Executive Officer as well as a Director on our Board of Directors, and the appointment of George S. Bernardich III as President, Chief Executive Officer,
and a Director on our Board of Directors.

On March 19, 2001, to report material inaccuracies existing in our unaudited financial statements relating to revenue recognition for the quarters ending
June 30, 2000 and September 30, 2000.

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

                  SEAVIEW VIDEO TECHNOLOGY, INC.

                  By: /s/ George S. Bernardich III

                  GEORGE S. BERNARDICH III
                  Chief Executive Officer

                  By: /s/ James R. Cox

                  JAMES R. COX
                  Secretary and Treasurer

                  By: /s/ Myles J. Gould

                  MYLES J. GOULD
                  Director

                  By: /s/ Bradford M. Gould

                  BRADFORD M. GOULD
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
(SeaView Florida), a privately held Corporation that was incorporated in the
State of Florida on April 2, 1998. At the time of the reorganization the
Company was a nonoperating Company. In connection with the reorganization, the
Company issued 5,000,000 shares of common stock to the SeaView Florida's shareholders in exchange for 100% of SeaView Florida's outstanding shares of common stock and $250,000 cash. For accounting purposes the reorganization was treated as a recapitalization.

As a result of the organization:

        o  The Company was the surviving entity;
        o  SeaView Florida ceased to exist;
        o  SeaView Florida's Shareholders gained control of the Company;
        o  The Board of Directors resigned and were replaced by a Board of
           Directors selected by SeaView Underwater Research Inc to reflect the continuance of SeaView Florida's business plan
        o  The Company later changed our name to SeaView Video Technology, Inc.

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
                                                                  ==========            ==========

4.       NOTE RECEIVABLE-OFFICER
During the year ended December 31, 2000, the Company accepted several non-interest bearing notes from an officer, with a balance of $512,757 at
December 31, 2000. The notes were collateralized by 6.5 million shares of company stock. The loan was repaid prior to the issuance of the financial statements.

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

11. RELATED PARTY TRANSACTIONS
During the year ending December 31, 2000, the Company contracted with R. L.
McBride and Associates, Inc., a Florida Corporation, for professional services in advertising and public relations. Richard L. McBride, the Company's CEO, was the sole owner of R. L. McBride and Associates, Inc. The total amount paid to
R. L. McBride and Associates, Inc. through December 31, 2000 was $80,000.

12.   COMMITMENTS AND CONTINGENCIES

The Company has entered into purchase commitments from suppliers for various product components. The remaining commitments outstanding as of December 31,
2000 are approximately $580,000.

The United States Securities and Exchange Commission has authorized its staff to conduct a non-public, fact-finding inquiry encaptioned, "In the Matter of
SeaView Video Technology, Inc." The non-public formal order authorizes the staff to privately investigate a number of issues, including disclosures regarding financial condition and results by SeaView, periodic reports filed by SeaView, the books and records maintained by SeaView, and  statements made by SeaView to its accountants. Regardless of the outcome, the Company expects to incur costs in responding to the inquiry. The financial  liability of the Company related to the inquiry, cannot be estimated with certainty.

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

13.  SUBSEQUENT EVENTS

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
                                                        ============         ===========      ============      ===========

                                       S-1

EX-11

                          SEAVIEW VIDEO TECHNOLOGY, INC
                        COMPUTATION OF PER SHARE EARNINGS

                                                       Year Ended            Year Ended            Year Ended
                                                       December 31,       December 31,           December 31,
                                                         2000                  1999                   1998
                                                         ----                 -----                   -------

Net Income                                          $ (2,204,461)           $   47,023           $   122,774
                                                    =============           =============        =============
Pro Forma Net Income                                $          0            $   26,951           $    87,898
                                                    =============           =============        =============

Shares:
Basic weighted average number of shares
outstanding                                            12,051,616            7,105,644             6,000,000
Additional shares adjusted under nonvested stock
for diluted earnings per share
                                                                0            2,622,553                     0
                                                    -------------          --------------       --------------
Diluted weighted average number of shares
outstanding                                            12,051,616            9,728,197             6,000,000
                                                    =============          =============        =============

Basic Earnings per Share
Net Income                                                   (.18)               .01                     .02

Pro forma Net Income                                           -                 .00                     .02

Diluted Earnings per Share
Net Income                                                   (.18)               .01                     .02

Pro forma Net Income                                           -                 .00                     .02

EX-23.1

                         SEAVIEW VIDEO TECHNOLOGY, INC.

                          INDEPENDENT AUDITORS' CONSENT

The Board of Directors
SeaView Video Technology, Inc.

We consent to the use of our report dated April 9, 2001, with respect to the balance sheets of SeaView Video Technology, Inc. as of December 31, 2000 and
1999 and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, which report appears in your
Annual report on Form 10-K for the year ended December 31, 2000.

/s/ Carol McAtee
St. Petersburg, Fl
April 9, 2001

The Board of Directors
SeaView Video Technology, Inc.

I consent to the use of my report dated December 31, 1998, with respect to the balance sheet of SeaView Video Technology, Inc. as of December 31, 1998 and the
related statement of income, stockholders' equity and cash flows for the year ended December 31, 1998, which report appears in your Annual report on Form 10-K for the year ended December 31, 2000.

/s/ Barbara Wright C.P.A.
Memphis, TN
March 26,2000