Form 10-Q
period 2000-12-31
SEAVIEW UNDERWATER RESEARCH INC
filed 2001-04-30
CIK 894536

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-Q

               X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
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
                        111 Second Avenue NE, Suite 1403
                            St. Petersburg, FL 33701

                                 (727) 866-3660
              (Registrant's telephone number, including area code)

                        SEAVIEW UNDERWATER RESEARCH, INC.
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15d of the Securities and Exchange Act of 1934
during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X  Yes     No

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements (restated)

                                          SEAVIEW VIDEO TECHNOLOGY, INC.
                                 BALANCE SHEETS

                                                                         June 30,             December 31,
                           Assets                                          2000                  1999
                                                                       (unaudited)

Current Assets:
    Cash and cash equivalents....................................     $  371,419                 $      -
     Accounts receivable-Trade...................................        213,500                        -
     Accounts receivable-Employees...............................          9,382                        -
     Accounts receivable-Officer.................................        418,567                        -
    Prepaid expenses.............................................         77,506                     9,197
     Income tax benefit..........................................             -                     25,795
    Inventory....................................................        268,613                   120,604
                                                                   -----------------           ---------------
       Total current assets......................................      1,358,987                   155,596
Property and equipment, net......................................        436,766                   140,330
Deferred tax asset ..............................................        676,714                    28,023
                                                                   -----------------           ----------------
       Total assets..............................................   $  2,472,467                $  323,949
                                                                   =================           ================

                  Liabilities and Stockholders' Equity

Current Liabilities:
     Due to Bank................................................             -                      10,412
     Accounts Payable                                                     72,344                        -
     Convertible Debentures                                              100,000
    Accrued liabilities.........................................          10,000                    53,562
                                                                   -----------------            ----------------
       Total Liabilities........................................         182,344                    63,974
Stockholders' equity:
Capital stock...................................................          15,346                     9,380
Additional paid-in capital......................................       3,371,048                   335,571
Unearned Restricted Stock Compensation..........................         (57,640)                  (74,306)
Retained earnings...............................................      (1,038,631)                  (10,670)
                                                                   -----------------            ----------------
       Total stockholders' equity...............................       2,290,123                   259,975
                                                                   -----------------            ----------------
       Total liabilities and stockholders' equity..............      $ 2,472,467                $  323,949
                                                                   =================            ================

   The accompanying notes are an integral part of these financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                            Three months       Three months      Six Months        Six Months
                                            Ended June 30,     Ended June 30,    Ended June 30,   Ended June 30,
                                                 2000               1999            2000              1999
                                           ----------------   -----------------  ---------------  ----------------

Net Revenue..........................       $    335,120       $   364,729        $  756,188       $     665,598
Cost of goods sold...................            201,196            94,148           262,193             142,404
                                           ----------------   -----------------  ---------------  ----------------
           Gross Profit                          133,924           270,581           493,995             523,194
Operating expenses:
     Salaries  & Wages...............            277,260            39,171           388,682             100,461
     Advertising  & Promotions.......            614,000           130,730         1,072,707             200,729
     Depreciation....................              7,131             4,035            17,806               7,985
     Rent & Utilities................             30,602            34,676            47,631              55,302
     Other Expenses..................            491,830            72,399           619,164             111,454
                                            ----------------   -----------------  ---------------  ----------------
          Total operating expenses             1,420,823           281,011         2,145,990             475,931
                                            ----------------   -----------------  ---------------  ----------------
         Operating Profit (loss).....      $  (1,286,899)       $  (10,430)      $(1,651,995)       $     47,263
 Interest Income                                     638                               1,139                  -
                                            ----------------   -----------------  ---------------  ----------------
Income  (loss)  before taxes.........      $  (1,286,261)       $  (10,430)      $(1,650,856)       $     47,263
  Income tax (benefit) expense                  (496,101)           10,159          (622,895)             10,159
                                            ----------------   -----------------  ---------------  ----------------

Net Income...........................      $    (790,160)       $  (20,589)      $(1,027,961)       $     37,104
                                            ================   =================  ===============  ================

Basic net (loss) income per common share   $      (0.071)       $   (0.003)      $     (.101)       $      0.007
Diluted net (loss) income per common
     Share                                 $      (0.071)       $   (0.002)      $     (.101)       $      0.005
Pro forma basic net income per common share
Pro forma diluted net income per common
     share
Basic weighted average common shares
     outstanding                              11,141,790         6,304,286        10,209,278           5,063,204
Diluted weighted average common shares
     outstanding                              11,141,790         8,931,363        10,209,278           7,669,913

   The accompanying notes are an integral part of these financial statements.

                                        4

                        SEAVIEW UNDERWATER RESEARCH, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six months          Six months
                                                                                   Ended               Ended
                                                                               June 30, 2000          June 30, 1999
                                                                               -------------          -------------

Cash flows from operating activities:
     Net  (loss) income...............................................         $  (1,027,961)         $   37,104
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation................................................                17,806               7,985
           Amortization of unearned compensation......................                16,666               9,028
            Compensation expense of stock issuance to employees                       72,459                  -
           Compensation expense of stock issuance to consultants......               269,890              14,300
            Deferred income taxes.....................................              (648,690)             (2,399)
     (Increase) decrease in:
        Inventory.....................................................              (148,009)            (43,702)
        Accounts receivable trade.....................................              (213,500)                 -
        Employee accounts receivable..................................                (9,382)                 -
        Prepaid Assets................................................               (68,309)                 -
      Increase (decrease) in:
        Accounts Payable..............................................                72,344                  -
        Accrued Liabilities...........................................               (43,562)                 -
          Income taxes payable........................................                25,795              12,558
                                                                                  -------------       -------------
        Net cash provided by (used in) operating activities...........            (1,684,453)             34,874
                                                                                  --------------      -------------
Cash flows from investing activities:
     Additions to property and equipment..............................              (314,244)            (56,886)
                                                                                  --------------      -------------
        Net cash used in investing activities.........................              (314,244)            (56,886)
                                                                                  --------------      -------------
Cash flows from financing activities:
     Officer Loans.................................................                 (418,567)                 -
     Proceeds from issuance of convertible subordinated debentures                 2,799,095                   0
                                                                                  --------------      -------------
        Net cash provided by financing activities.....................             2,380,528                   0
                                                                                  --------------      -------------
        Net (decrease) increase in cash and cash equivalents..........               381,831             (22,012)
Cash and cash equivalents at beginning of period......................               (10,412)             14,516
                                                                                  --------------      -------------
Cash and cash equivalents at end of period............................           $   371,419          $   (7,496)
                                                                                  ==============      =============

   The accompanying notes are an integral part of these financial statements.

                                        5

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
        o  Our Board of Directors resigned and were replaced by a Board of
           Directors selected by SeaView Florida's shareholders; and
        o  We changed our name to Seaview Underwater Research Inc. to reflect our continuance of SeaView Florida's business plan.

On February 2, 2000 we changed our name to SeaView Video Technology, Inc.

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
Amortization of $8,333 and $16,666 was recorded for the three and six month periods ended June 30, 2000, respectively.

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

4.       NOTE RECEIVABLE-OFFICER

During the second quarter 2000, the Company accepted several non-interest bearing notes from an officer for a total of $418,567 at June 30, 2000. The notes are  collateralized by 6.5 million shares of company stock. The term of the loans are 120 days.

5.       CONVERTIBLE DEBENTURES

In the first and second quarter of 2000, the Company issued 8% convertible debentures for proceeds of $2,799,095. The debentures were non-interest bearing for the first thirty days, after which, interest was payable quarterly. The debentures were for a term of twelve months. The debentures were convertible by the option of the holders into shares of the Company's restricted common stock on the basis of $.50 - 8.00 per share. Proceeds from the issuance were used to fund operations of the Company.

During the second quarter of 2000, the company exchanged $2,699,095 of the convertible debentures for 4,398,599 shares of Company common stock.

6.       RECAPITALIZATION

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
        o  Our Board of Directors resigned and were replaced by a Board of
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

On February 2, 2000, the Company changed its name to SeaViewVideo Technology,
Inc.

7.       COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the
Company's financial position, results of operations or liquidity.

8.             SUBSEQUENT EVENT

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

A.  Overview

        SeaView Video Technology, Inc., (the "Company" or "we" or "our") was
originally incorporated in the State of Utah on April 16, 1986. In order to change our domicile, we were reorganized under the laws of Nevada on December
30, 1993. On March 24, 1999, we entered into a reorganization agreement with
SeaView Underwater Research, Inc. ("SeaView Florida"), a privately held
Corporation that was incorporated in the State of Florida on April 2, 1998 ("the reorganization"). We later changed our name to SeaView Video Technology, Inc.

        The Company manufactures underwater video cameras, lights, and accessories for the marine commercial and consumer retail market. The Company has also developed and manufactures a video security system utilizing exclusive patented technology, which enables video transmission through existing electrical wiring. The key product, SecureView, is a light bulb camera and decoder system. The Company sells and distributes its product lines through the following channels: (1) direct to the public and government (2) through a network of approximately 700 independent dealers and (3) through an expanding retailers network. Production is contracted through several outside assembly companies. The Company has registered trademarks for many of its products.

B.       Results of Operations

        The financial statements and results of operations for the 2nd quarter ended June 30, 2000 have been restated in accordance with Generally Accepted
Accounting Principles. Our original Form 10-Q for the quarter ended June 30,
2001, which was filed on August 14, 2000, incorrectly included as revenues and accounts receivable approximately $1,184,006 of purchase orders that were received by the Company for its new SecureView security camera products, but were not shipped to the customer by June 30, 2000. After restatement, our 2nd quarter net revenues were approximately $335,120. As set forth in the chart below, our restatements have resulted in a reduction of our net income by approximately $966,957 for the quarter ended June 30, 2000. We discovered these errors for the first time, during an internal review of fiscal year 2000 operations that was undertaken by our newly hired CFO. As of the date of this filing, our new management has successfully implemented internal accounting control procedures that are designed to ensure that similar misstatements do not occur.

                Original                                                Original
                 Filing        Restated                                  Filing         Restated
             Quarter Ended   Quarter Ended                             Six Months      Six Months
                June 30         June 30         $            %        Ended June 30   Ended June 30      $            %
                  2000           2000         Change      Change          2000            2000        Change       Change

Net Revenue   $ 1,519,126   $  335,120    $ (1,184,006)   -78%         $ 1,940,194   $   756,188    $ (1,184,006)   -61%

Net Income    $   176,797   $ (790,160)   $   (966,957)  -547%         $   (61,003)  $(1,027,961)   $   (966,958) -1585%

Total Assets  $ 3,153,615   $2,472,467    $   (681,148)   -22%         $ 3,153,615   $ 2,472,467    $   (681,148)   -22%

        The following table sets forth, as a percentage of net revenue, certain items in the Company's statements of operations for the quarters indicated. The performance of the Company during this quarter is not indicative of future financial results or conditions.

                                            Three months        Three months      Six Months        Six Months
                                            Ended  June 30,     Ended June 30,       Ended            Ended
                                                 2000                1999        June 30, 2000    June 30,1999
                                          -----------------     ---------------  --------------  --------------

Net Revenue...........................         100.0%             100.0%           100.0%             100.0%
Cost of goods sold....................          60.0%              25.8%            34.7%              21.4%
                                          -----------------     ---------------  --------------  --------------
                  Gross Profit........          40.0%              74.2%            65.3%              78.6%
 Operating expenses:
     Salaries  & Wages................          82.7%              10.7%            51.4%              15.1%
     Advertising  & Promotions........         183.3%              35.8%           141.8%              30.2%
     Depreciation.....................           2.1%               1.1%             2.4%               1.2%
     Rent & Utilities.................           9.1%               9.5%             6.3%               8.3%
     Other Expenses...................         146.8%              19.9%            81.9%              16.7%
                                          -----------------     ---------------  --------------  --------------
         Total Operating expenses.....          424.0%             77.0%           283.8%              71.5%
                                          -----------------     ---------------  --------------  --------------

         Operating Profit (loss)......        (384.0)%            (2.8)%         (218.5)%              7.1%
  Interest Income.....................            0.2%              0.0%             0.2%              0.0%
                                          -----------------     ---------------  --------------  --------------
   Income  before taxes...............        (383.8)%            (2.8)%         (218.3)%              7.1%

         Income tax (benefit) expense....     (148.0)%              2.8%          (82.4)%              1.5%
                                          -----------------     ---------------  --------------  --------------
Net Income                                    (235.8)%            (5.6)%         (135.9)%              5.6%
                                          =================     ===============  ==============  ==============

        Net Revenue. Net revenue decreased 8.1% and increased 13.6% for the quarter and six months ended June 30, 2000, from $364.7 thousand to $335.1 thousand and from $665.6 thousand to $756.2, respectively. The six-month increase was primarily caused by increased sales resulting from the Company's increased investment in advertising and the establishment of a Dealer Sales
Base.

        Cost of Goods Sold. Cost of goods sold increased 113.8% and 84.1% for the quarter and six months ended June 30, 2000, from $94.1 thousand to $201.2 thousand and from $142.4 thousand to $262.2 thousand, respectively. This increase was primarily caused by an increase in the cost of outsourced resources. Cost of goods sold relates to the parts and fees paid to outside companies for manufacturing the product.

        Salaries and Wages. Salaries and wages increased 607.4% and 286.8% for the quarter and six months ended June 30, 2000, from $39.2 thousand to $277.3 thousand and from $100.5 thousand to $388.7 thousand, respectively. This increase was primarily caused by increased compensation resulting from increased staffing and compensation associated with bonus and stock award programs.
Salaries and wages comprise inside wages and outside labor.

        Advertising and Promotion. Advertising and promotion expenses increased
369.8% and 448.1% for the quarter and six months ended June 30, 2000, from
$130.7 thousand to $614.0 thousand and from $200.7 thousand to $1.1 million, respectively. This increase was primarily caused by increased national and regional television advertising efforts on behalf of the Company. Advertising and promotions comprises the expense to advertise at boat shows and to advertise in industry magazines. This number also includes postage, printing and travel, attributable to advertising and promotion.

        Depreciation Expense. Depreciation expense increased 77.5% and 122.5%
for the quarter and six months ended June 30, 2000, from $4.0 thousand to $7.1 thousand and from $8.0 thousand to $17.8 thousand, respectively. This increase in depreciation expense was caused by property and equipment acquisitions by the
Company during the period. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from five to seven years.

        Rent and Utilities. Rent and utilities decreased 11.8% and 13.9% for the quarter and six months ended June 30, 2000, from $34.7 thousand to $30.6 thousand and from $55.3 thousand to $47.6 thousand, respectively. This decrease was primarily caused by consolidation of office space and other expense reduction measures. Rent and utilities includes office rent, telephone and utilities.

        Other Expenses. Other expenses increased 579.3% and 455.3% for the quarter and six months ended June 30, 2000, from $72.4 thousand to $491.8 thousand and from $111.5 thousand to $619.2 thousand, respectively. This increase was primarily caused by research and development costs and fees paid for and stock issued to consultants and other professionals. Other expenses are comprised of the cost of research and development, insurance, property taxes, bank charges, product licensing fees and other miscellaneous expenses.

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
        o  Our Board of Directors resigned and were replaced by a Board of
           Directors selected by SeaView Florida's shareholders; and
        o  We changed our name to Seaview Underwater Research Inc. to reflect our continuance of SeaView Florida's business plan.

        Since our inception we have financed our operations primarily through internal cash flow. Since the date of the reorganization, financing has primarily been obtained through debt and equity securities sales. Such securities sales also occurred during the quarter ended June 30, 2000, as set forth in Part II, Item 2, below.

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

(i)      the successful expansion of the Company in new and existing markets

(ii)     our liquidity and capital resources

(iii)    our future performance and operating results; and

        Investors and prospective investors are cautioned that any such forward-
looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

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

We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q or annual report to reflect events or circumstances after the date of this Form 10-Q and annual report or to reflect the occurrence of unanticipated-events.

PART II.        OTHER INFORMATION

Item 1.  Legal Proceedings.

        There are no material pending legal proceedings other than routine litigation arising in the ordinary course of business. We do not believe that the results of such routine litigation, even if the outcome were unfavorable to us would have a material effect on our financial position.

Item 2.  Changes in Securities and Use of Proceeds.

        During the six months ended June 30, 2000, the Company issued 172,500 shares of restricted common stock to employees under an employee bonus arrangement. Bonus expense of $74,199 was recognized in connection with the issuance.

        During the six months ended June 30, 2000, the Company issued 395,500 shares of Company stock as compensation for consulting, professional, and advertising services rendered. Expenses of $269,890 were recognized in conjunction with the stock issuances.

        In the first and second quarter of 2000, the Company issued 8%
convertible debentures for proceeds of $2,799,095. The debentures were non-
interest bearing for the first thirty days, after which, interest was payable quarterly. The debentures were for a term of twelve months. The debentures were convertible by the option of the holders into shares of the Company's restricted common stock on the basis of $.50 per share. Proceeds from the issuance were used to fund operations of the Company. During the second quarter of 2000, the company exchanged $2,699,095 of the convertible debentures for 4,398,599 shares of Company common stock.

        We made the above mentioned issuances and sales in reliance upon Section
4(2) and Rule 506 of Regulation D of the 1933 Act. We believed that Section 4(2)
and Rule 506 of Regulation D were available because sales were made without general solicitation or advertisement. We believe that each purchaser was accredited or sophisticated enough to evaluate the merits of the investment. All shares of common stock were issued with a restrictive legend.

Item 5.           Other Information

Executive Compensation

Rich McBride, C.E.O. was placed on a yearly salary of $52,000 as of February 7,
2000.

James R. Cox, Treasurer/Secretary received a salary increase from $28,600 to
$37,200 as of March 21, 2000.

Lock-up Agreement

       On April 17, 2000 the Company entered into a pooling lock up agreement with the following parties holding 921,000 shares of restricted stock held for over one year from the original reverse merger with Gopher, Inc.

Bon Temps Roule Inc.                                 230,000 shares
Gregory Fox                                          120,000 shares
Jason Fox                                            110,000 shares
Tuscano Investments                                  195,000 shares
John J. Doria                                        100,000 shares
Calvin Mitchel                                       100,000 shares
Catherine Kaier                                        5,000 shares
Joeseph Horshel                                        6,000 shares
Ronald Glickman                                        5,000 shares

       The agreement restricts the sale of stock during the period from April
2000 through April 2001 to 1/12th of the total holdings of each individual.  The stock is held with the Company's transfer agent and an opinion letter is required each month for release of the shares.

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
Petersburg, State of Florida on April 9, 2001.

                  SEAVIEW VIDEO TECHNOLOGY, INC.

                  By: _________________________
                  George S. Bernardich III
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