Form 10-Q/A
period 2000-09-30
SEAVIEW UNDERWATER RESEARCH INC
filed 2001-05-01
CIK 894536

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements (restated)

                                          SEAVIEW VIDEO TECHNOLOGY, INC.
                                 BALANCE SHEETS

                                                                      September 30,       December 31,
                           Assets                                         2000              1999
                                                                       (unaudited)

Current Assets:
    Cash and cash equivalents.........................                $   201,572            $         -
     Accounts receivable-Trade........................                     44,174                      -
     Accounts receivable-Employees....................                     39,382                      -
     Accounts receivable-Officer......................                    491,293                      -
    Prepaid expenses..................................                     45,000                   9,197
     Income tax benefit...............................                         -                   25,795
    Inventory.........................................                    341,439                 120,604
                                                                       ---------------         --------------
       Total current assets...........................                  1,162,860                 155,596
Property and equipment, net...........................                    516,936                 140,330
Investments, Available for Sale                                         1,027,500                      -
Deferred tax asset ...................................                  1,101,129                  28,023
                                                                       ---------------         --------------
       Total assets...................................                $ 3,808,425           $     323,949
                                                                      =============            ==============

                  Liabilities and Stockholders' Equity

Current Liabilities:
     Due to Bank......................................                         -                   10,412
     Accounts Payable.................................                    272,704                      -
     Current tax payable..............................                         -                       -
     Convertible Debentures                                               100,000
    Accrued Liabilities...............................                     10,000                  53,562
                                                                      ---------------         --------------
       Total Liabilities..............................                    382,704                  63,974
Stockholders' equity:
Capital stock.........................................                     16,684                   9,380
Additional paid-in capital............................                  5,152,482                 335,571
Unearned Restricted Stock Compensation................                    (49,307)                (74,306)
Retained earnings.....................................                 (1,694,138)                (10,670)
                                                                      ---------------         --------------
       Total stockholders' equity.....................                  3,425,721                 259,975
                                                                      ---------------         --------------
       Total liabilities and stockholders' equity.....               $  3,808,425            $    323,949
                                                                      ===============         ==============

   The accompanying notes are an integral part of these financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                            Quarter Ended    Quarter Ended      Nine Months        Nine Months
                                            September 30,     September 30,    Ended Sept. 30,        Ended
                                            Sept. 30,
                                               2000               1999            2000                    1999
                                         ----------------     --------------   -------------       ------------

Net Revenue..................            $     212,592        $    214,444      $ 968,780           $  880,042
Cost of goods sold...........                   70,650              30,211        332,843              172,615
                                         ----------------     --------------   -------------       ------------
         Gross Profit........                  141,942             184,233        635,937             707,427
Operating expenses:
     Salaries  & Wages.......                  296,216              42,378        684,898             142,839
     Advertising  & Promotions....             683,311              60,355      1,756,018             261,084
     Depreciation.................              12,591               4,035         30,397              12,020
     Rent & Utilities.............              28,095              20,008         75,726              75,310
     Other Expenses...............             203,363              48,785        822,527             160,239
                                          ----------------     --------------   -------------       ------------
         Total operating expenses...         1,223,576             175,561      3,369,566             651,492
                                          ----------------     --------------   -------------       ------------
         Operating Profit (loss)...      $  (1,081,634)       $      8,672    $(2,733,629)          $  55,935

Interest Income....................              1,707                  -           2,846                  -
                                          ----------------     --------------   -------------       ------------
Income  (loss)  before taxes.......      $  (1,079,927)       $      8,672    $(2,730,783)          $  55,935

Income tax (benefit) expense ......           (424,420)             (1,173)    (1,047,315)              8,986
                                          ----------------     --------------   -------------       ------------

Net Income.........................      $    (655,507)       $      9,845    $(1,683,468)          $  46,949
                                         ===============       =============  =============         =============

Basic net (loss) income per common share $      (0.05)        $      0.002    $     (0.15)          $   0.007
Diluted net (loss) income per common
     Share..........................     $      (0.05)        $      0.001    $     (0.15)          $   0.005
Pro forma basic net income per common share
Pro forma diluted net income per common
     share..........................
Basic weighted average common shares
     outstanding....................       13,398,948             6,340,000     11,284,185           6,340,000
Diluted weighted average common shares
     outstanding....................       13,398,948             9,016,282     11,284,185           9,052,822

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

                        SEAVIEW UNDERWATER RESEARCH, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine months        Nine months
                                                                                 Ended              Ended
                                                                            Sept. 30, 2000         Sept. 30, 1999
                                                                             --------------       --------------

Cash flows from operating activities:
     Net  (loss) income...................................                  $   (1,683,468)         $   46,949
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation....................................                          30,397              12,020
           Amortization of unearned compensation..........                          25,000              17,360
           Compensation expense of stock issuance for services....                 271,255              14,300
           Compensation expense of stock issuance to employees..                   137,459                  -
            Deferred income taxes.................................              (1,073,106)             (4,044)
     (Increase) decrease in:
        Inventory.................................................                (220,835)            (48,107)
        Accounts receivable trade.................................                 (44,174)                 -
        Employee accounts receivable..............................                 (39,382)                 -
        Prepaid Assets............................................                 (35,803)                 -
      Increase (decrease) in:
        Accounts Payable..........................................                 272,704                  -
        Accrued Liabilities.......................................                 (43,562)                 -
          Income taxes payable....................................                  25,795               13,030
                                                                                ------------           -----------

        Net cash provided by (used in) operating activities........              (2,377,720)             51,508
                                                                                --------------       --------------

Cash flows from investing activities:
     Additions to property and equipment...........................                (407,003)            (60,170)
                                                                                -------------        --------------
        Net cash used in investing activities......................                (407,003)            (60,170)
                                                                                -------------        --------------
Cash flows from financing activities:
      Proceeds from  conversion of stock warrants.....................              200,000                   0

     Proceeds from issuance of convertible subordinated debentures                3,288,000                   0
         Officer Loans.............................................                (491,293)                  -
                                                                                -------------        --------------
        Net cash provided by financing activities.....................            2,996,707                   0
                                                                                -------------        -------------
        Net (decrease) increase in cash and cash equivalents..........              211,984              (8,662)
Cash and cash equivalents at beginning of period......................              (10,412)             14,516
                                                                                -------------       --------------
Cash and cash equivalents at end of period...........................          $    201,572         $     5,854
                                                                                =============       =============

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
Amortization of $8,333 and $25,000 was recorded for the three and nine-month periods ended September 30, 2000, respectively.

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

4.       NOTE RECEIVABLE-OFFICER

        During the second quarter 2000, the Company accepted several non-interest bearing notes from an officer, leaving a balance of $491,293 at
September 30, 2000. The notes are collateralized by 6.5 million shares of company stock. The term of the loans is 120 days.

5.              INVESTMENTS

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

6.       CONVERTIBLE DEBENTURES

        During the nine months ended September 30, 2000, the Company issued 8%
convertible debentures for proceeds of $3,288,000. The debentures were non-
interest bearing for the first thirty days, after which, interest was payable quarterly. The debentures were for a term of twelve months. The debentures were convertible by the option of the holders into shares of the Company's restricted common stock on the basis of $.50 to $8.00 per share. Proceeds from the issuance were used to fund operations of the Company. During the nine months ended
September 30, 2000, the Company exchanged $3,188,000 of the debentures for
5,373,584 shares of the Company's common stock.

7.              RECAPITALIZATION

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

8.            STOCK WARRANTS

        During the nine months ended September 30, 2000, warrants were exercised for 200,000 shares of common stock, at $1.00 per share from a previous resolution dating from the reverse merger into Gopher, Inc. The proceeds were used to fund operations.

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

        The Company manufactures underwater video cameras, lights, and accessories for the marine commercial and consumer retail market. The Company has also developed and manufactures a video security system utilizing exclusive patented technology, which enables video transmission through existing electrical wiring. The key product, SecureView, is a light bulb camera and decoder system. The Company sells and distributes its product lines through the following channels: (1) direct to the public and government (2)through a network of approximately 700 independent dealers and (3) through an expanding retailers network. Production is contracted through several outside assembly companies.
The Company has registered trademarks for many of its products.

B.  Results of Operations

        The financial statements and results of operations for the 2nd and 3rd quarters ended June 30, 2000 and September 30, 2000 have been restated in accordance with Generally Accepted Accounting Principles. Our original Form 10-Q for the quarter ended September 30, 2000, which was filed on November 14, 2000, incorrectly included as revenues and accounts receivable approximately
$2,252,794 of purchase orders that we received for our new SecureView security camera products, but were not shipped to the customer by September 30, 2000.
After restatement, our 3rd quarter net revenues were approximately $213,592. Our restatements also include a reduction in liabilities, totaling approximately
$849,235, that were previously recorded relating to the purchase orders that were erroneously included as revenues. As set forth in the chart below, these restatements have resulted in a reduction of our net income by approximately
$871,639 for the quarter ended September 30, 2000. We discovered these errors for the first time during an internal review of fiscal year 2000 operations that was undertaken by our newly hired CFO. As of the date of this filing, our new management has successfully implemented internal accounting control procedures that are designed to ensure that similar errors do not occur.

                             Original                               Original
                 Filing      Restated                               Filing       Restated
             Quarter Ended  Quarter Ended                          Nine Months  Nine Months
                                                                   Ended Sept
                Sept. 30     Sept. 30         $            %            30       Ended Sept 30      $              %
                  2000         2000         Change      Change         2000          2000         Change        Change

Net Revenue  $ 2,465,386    $  212,592  $ (2,252,794)   -91%     $ 4,405,580    $ 968,780      $ (3,436,800)     -78%

Net Income   $   216,132    $ (655,507) $   (871,639)  -403%     $   155,128  $(1,683,468)     $ (1,838,596)   -1185%

Total Assets $ 5,937,521    $3,808,425  $ (2,129,096)   -36%     $ 5,937,521  $ 3,808,425      $ (2,129,096)     -36%

Total Liab.  $ 1,231,939    $  382,704  $   (849,235)   -69%     $ 1,231,939  $   382,704      $   (849,235)     -69%

         The following table sets forth, as a percentage of net revenue, certain items in the Company's statements of operations for the quarters indicated.  The performance of the Company during this quarter is not indicative of future financial results or conditions.

                                               Quarter            Quarter         Nine Months       Nine Months
                                            Ended Sept. 30,    Ended Sept. 30,     Ended                Ended
                                                2000               1999         Sept. 30, 2000     Sept. 30,1999
                                           ----------------    ---------------  ---------------    ---------------

Net Revenue......................                100.0%             100.0%         100.0%              100.0%
Cost of goods sold...............                 33.2%              14.1%          34.4%               19.6%
                                           ----------------    ---------------  ---------------    ---------------
                  Gross Profit...                 66.8%              85.9%          65.6%             80.4%
              Operating expenses:
     Salaries  & Wages............               139.3%              19.8%          70.7%              16.2%
     Advertising  & Promotions....               321.5%              28.1%         181.3%              29.7%
     Depreciation.................                 5.9%               1.9%           3.1%               1.4%
     Rent & Utilities.............                13.2%               9.3%           7.8%               8.6%
     Other Expenses...............                95.7%              22.7%          84.9%              18.2%
                                           ----------------    ---------------  ---------------    ---------------
         Total Operating expenses..              575.6%              81.8%         347.8%              74.1%
                                           ----------------    ---------------  ---------------    ---------------

         Operating Profit (loss)...            (508.8)%               4.1%       (282.2)%               6.3%
  Interest Income..................                0.8%               0.0%           0.3%               0.0%
                                           ----------------    ---------------  ---------------    ---------------

   Income  before taxes............            (508.0)%               4.1%       (281.9)%               6.3%

         Income tax (benefit) expense ....       199.6%              (.5)%         108.1%               1.0%
                                           ----------------    ---------------  ---------------    ---------------

Net Income                                     (308.4)%               4.6%      (173.8)%               5.3%
                                           ===============     ===============  ===============    ===============

        Net Revenue. Net revenue decreased .8% and increased 10.1% for the quarter and nine months ended September 30, 2000, from $214.4 thousand to $212.6 thousand and from $880.0 thousand to $968.8, respectively. The increase was primarily caused by increased sales resulting from the Company's increased investment in advertising and the establishment of a Dealer Sales Base.

        Cost of Goods Sold. Cost of goods sold increased 133.8% and 92.8% for the quarter and nine months ended September 30, 2000, from $30.2 thousand to
$70.6 thousand and from $172.6 thousand to $332.8, respectively. This increase was primarily caused by increased cost of utilization of outsourced resources.
Cost of goods sold relates to the parts and fees paid to outside companies for manufacturing the product.

        Salaries and Wages. Salaries and wages increased 598.6% and 379.6% for the quarter and nine months ended September 30, 2000, from $42.4 thousand to
$296.2 thousand and from $142.8 thousand to $684.9 thousand, respectively. This increase was primarily caused by increased compensation resulting from increased staffing and employee stock compensation plans. Salaries and wages comprise inside wages and outside labor.

        Advertising and Promotion. Advertising and promotion expenses increased
1031.3% and 589.4% for the quarter and nine months ended September 30, 2000, from $60.4 thousand to $683.3 thousand and from $261.1 thousand to $1.8 million, respectively. This increase was primarily caused by increased national and regional advertising efforts including national television advertising and celebrity spokesperson campaigns. Advertising and promotions comprises the expense to advertise at boat shows and to advertise in industry magazines. This number also includes postage, printing and travel, attributable to advertising and promotion.

        Depreciation Expense. Depreciation expense increased 215.0% and 153.3%
for the quarter and nine months ended September 30, 2000, from $4.0 thousand to
$12.6 thousand and from $12.0 thousand to $30.4 thousand, respectively. This increase in depreciation expense was caused by property and equipment acquisitions by the Company during the period. Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from five to seven years.

        Rent and Utilities. Rent and utilities increased 40.5% and 5.5% for the quarter and nine months ended September 30, 2000, from $20.0 thousand to $28.1 thousand and from $75.3 thousand to $75.7 thousand, respectively. The increase is primarily the result of additional space acquired and lease renegotiations.
Rent and utilities includes office rent, telephone and utilities.

        Other Expenses. Other expenses increased 316.8% and 413.4% for the quarter and nine months ended September 30, 2000, from $48.8 thousand to $203.4 thousand and from $160.2 thousand to $822.5 thousand, respectively. This increase was primarily caused by research and development costs. The increase is also attributable to fees paid and stock issued for services provided by consultants, and fees paid to accountants, attorneys, and other professionals.
Other expenses comprise of cost of research and development, insurance, property taxes, bank charges and other miscellaneous expenses.

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

        Since our inception we have financed our operations primarily through internal cash flow. Since the date of the reorganization, financing has primarily been obtained through debt and equity securities sales. Such securities sales also occurred during the quarter ended September 30, 2000, as set forth in Part II, Item 2, below.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable.

               Special Notice Regarding Forward Looking Statements

        This Form 10-Q, the quarterly report, and certain information provided periodically in writing or orally by the Company's Officers or its agents contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the
Securities Exchange Act of 1934. The terms "Seaview Underwater Research,"
"company," "we," "our" and "us" refer to Seaview Video Technology, Inc. The words "expect," "believe," "plan," "intend," "estimate" and similar expressions and variations thereof if used are intended to specifically identify forward-
looking statements. Those statements appear in a number of places in this Form
10-Q and in other places, particularly, "Management's Discussion and Analysis of
Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

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

PART II.        OTHER INFORMATION

Item 1.           Legal Proceedings

         There are no material pending legal proceedings other than routine litigation arising in the ordinary course of business. We do not believe that the results of such routine litigation, even if the outcome were unfavorable to us would have a material effect on our financial position.

Item 2.  Changes in Securities and Use of Proceeds.

        During the nine months ended September 30, 2000, the Company issued
182,500 shares of restricted common stock to employees under an employee bonus arrangement. Compensation expense of $137,460 was recognized in connection with the issuance.

        During the nine months ended September 30, 2000, the Company issued
397,600 shares of common stock as payment for advertising, consulting and professional services. Expenses of $271,255 were recognized based on the fair value of the services provided.

        During the nine months ended September 30, 2000, the Company issued 8%
convertible debentures for proceeds of $3,288,000. The debentures were non-
interest bearing for the first thirty days, after which, interest was payable quarterly. The debentures were for a term of twelve months. The debentures were convertible by the option of the holders into shares of the Company's restricted common stock on the basis of $.50 to $8.00 per share. Proceeds from the issuance were used to fund operations of the Company. During the nine months ended
September 30, 2000, the Company exchanged $3,188,000 of the debentures for
5,373,584 shares of the Company's common stock.

        During the nine months ended September 30, 2000, we issued 200,000 shares of our common stock to warrant holders who received their warrants at the time of our reorganization. The warrants were exercisable into common stock at a price of $1.00 per share. The proceeds were used to fund our operations.

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

       Not Applicable

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