Form 10-Q
period 2001-03-31
SEAVIEW UNDERWATER RESEARCH INC
filed 2001-05-15
CIK 894536

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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
                             ST.PETERSBURG, FL 33701

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

Total number of shares of Common Stock, as of March 31, 2001: 18,766,334

                        SEAVIEW UNDERWATER RESEARCH, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                                  Page No.

         Item 1.           Financial Statements                                 3 - 10

         Item 2.           Management's Discussion and Analysis of Financial    11 - 15
                           Condition and Results of Operations

Part II. OTHER INFORMATION                                                      16-17

         Item 6.           Exhibits and Reports on Form 8-K                     18

Signatures                                                                      19

Exhibits                                                                        20-21

PART I.  FINANCIAL INFORMATION

Item 1.           Financial statements

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                                 BALANCE SHEETS

                                                                         March 31,          December 31,
                                                 Assets                     2001               2000
                                                                      ---------------      ---------------

Current Assets:
    Cash and cash equivalents                                        $    3,645            $  41,264
    Accounts Receivable, net of allowance for
    doubtful accounts of $24,389  in 2001 and 2000
                                                                        115,302               60,793
    Accounts Receivable, Officer                                        317,757              512,757
    Accounts Receivable, employees                                       40,000               40,000
    Inventory                                                           270,902              293,355
    Prepaid expenses                                                     60,000               60,000
    Income tax benefit                                                       -                    -
                                                                     ---------------      ---------------
        Total current assets                                            807,606            1,008,169

Property and equipment, net                                             484,657              504,535
Investments                                                             755,735              889,918
Deferred tax asset                                                    1,597,276            1,439,322
                                                                     ---------------      ---------------
        Total assets                                                 $3,645,274           $3,841,944
                                                                     ===============      ===============

                  Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts Payable                                                    286,652              343,606
    Convertible Debentures                                                    0              100,000
    Accrued liabilities                                                  45,240               36,277
                                                                     ---------------      ---------------
        Total current liabilities                                       331,892              479,883
Stockholders equity:
Common Stock                                                             18,518               17,133
Additional paid-in capital                                            6,673,660            5,601,033
Unearned Restricted Stock Compensation                                 (899,538)             (40,974)
Accumulated deficit                                                  (2,479,258)          (2,215,131)
                                                                    ---------------      ---------------
        Total stockholders equity                                     3,313,382            3,362,061
                                                                    ---------------      ---------------
        Total liabilities and stockholders equity                   $ 3,645,274          $ 3,841,944
                                                                    ===============      ===============

   The accompanying notes are an integral part of these financial statements.

                                       3

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS

                                                                 Quarter Ended March 31,
                                                                ---------------------------

                                                              2001                   2000
                                                         ---------------         --------------

Net Revenue                                              $   197,182            $   421,068
Cost of goods sold                                            95,814                 60,997
                                                         ---------------         --------------
     Gross Profit                                            101,368                360,071
Operating expenses:
     Salaries & Wages                                        159,593                111,422
     Advertising & Promotions                                 42,551                458,707
     Provision for doubtful accounts                              -                      -
     Depreciation                                             19,878                 10,675
     Rent & Utilities                                         14,263                 17,029
     Professional fees                                       108,948                 69,777
     Other Expenses                                           44,032                 57,557
                                                         ---------------         --------------
         Total operating expenses                            389,265                725,167
                                                         ---------------         --------------
Net income (loss) from operations                           (287,897)              (365,096)
Interest Income                                                    0                    501
Equity in loss of affiliate                                 (134,183)                     0
                                                         ----------------        --------------
Income (loss) before taxes                                  (422,080)              (364,595)
Income tax (benefit) expense                                (157,951)              (126,794)
                                                         ----------------        --------------
Net (Loss) Income                                       $   (264,129)           $  (237,801)
                                                         ================        ==============

Basic net income (loss) per common share
                                                                (.01)                 (.03)
Diluted net income (loss) per common share

                                                                (.01)                 (.03)

Basic weighted number of common shares outstanding
                                                          18,131,254              7,884,462
Diluted weighted number of common shares
outstanding                                               18,131,254              7,884,462

   The accompanying notes are an integral part of these financial statements.

                                        4

                          SEAVIEW VIDEO TECHNOLOGY, INC
                            STATEMENTS OF CASH FLOWS

                                                                       Quarter Ended
                                                                       -------------
                                                                March 31,         March 31,
                                                                  2001              2000
                                                                  ----             ----
Cash flows from Operating activities:
    Net (Loss) Income                                          $ (264,129)      $ (237,801)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities
        Depreciation                                               19,878           10,675
        Amortization of unearned compensation                      94,396            8,333
        Equity in loss of affiliate                               134,183                0
        Compensation expense of stock issuance to
        employees                                                  21,051                0
        Compensation expense of stock issuance to
        consultants                                                     0            2,740
        Deferred income taxes                                    (157,951)        (152,589)
    (Increase) decrease in:
        AR Trade                                                  (54,509)        (232,705)
        Inventory                                                  22,453         (163,008)
        Employee AR                                                     0          (27,322)
        Prepaid Assets                                                  0         (156,926)
           Income tax benefit                                           0           25,795
    (Decrease) increase in:
        Due to Bank                                                     0          (10,412)
        AP Trade                                                  (56,954)               0
        Accrued Liabilities                                         8,963          (53,562)
        Income taxes payable                                            0                0
                                                                 -----------      ------------
    Net cash provided by (used) in operating activities
                                                                 (232,619)        (986,782)
Cash flows from Investing activities:
    Additions to property and equipment                                (0)        (183,942)
                                                                 -----------      ------------
    Net cash used in investing activities                              (0)        (183,942)
Cash flows from Financing activities:
    Loan to Officer repayment                                     195,000       (1,146,534)
    Proceeds from subordinated debentures                               0        2,735,237
                                                                 -----------      ------------
    Net cash provided by financing activities                     195,000        1,588,703
    Net (decrease) increase in cash and cash equivalents
                                                                  (37,619)         417,979
    Cash and cash equivalents at beginning of period
                                                                   41,264                0
                                                                 -----------      ------------
    Cash and cash equivalents at end of period                  $   3,645         $417,979
                                                                 ===========      ============
     Supplemental Disclosures of Cash Flow
     Information:
     Conversion of convertible debentures
     to common stock                                              100,000                0
                                                                 ===========      ===========

     Cash paid for taxes                                                0                0
                                                                 ===========      ===========
     Cash paid for interest                                             0                0
                                                                 ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                        5

                         SEAVIEW VIDEO TECHNOLOGY, INC.
               Notes to Interim Consolidated Financial Statements
                           March 31, 2001 (Unaudited)

1.       OPERATIONS AND ORGANIZATION

        SeaView Video Technology, Inc., (the "Company") was originally incorporated in the State of Utah on April 16, 1986. In order to change its domicile, the Company was reorganized under the laws of Nevada on December 30,
1993. On March 24, 1999, the Company entered into a reorganization agreement with SeaView Underwater Research, Inc. ("SeaView Florida"), a privately held
Corporation that was incorporated in the State of Florida on April 2, 1998 ("the reorganization"). At the time of the reorganization the Company was a non-
operating Company whose common stock was not publicly traded. It was, however, subject to the reporting requirements of the Securities Exchange Act of 1934. In connection with the reorganization, the Company issued 5,000,000 shares of its common stock to SeaView Florida's shareholders in exchange for 100% of SeaView
Florida's outstanding shares of common stock and $250,000 cash. For accounting purposes the reorganization was treated as a recapitalization. As a result of the reorganization,
        o  The Company was the surviving entity;
        o  SeaView Florida ceased to exist;
        o  SeaView Florida's shareholders gained control of the Company;
        o  The Company's Board of Directors resigned and was replaced by a Board of Directors selected by SeaView Florida's shareholders; and
        o  The Company changed its name to SeaView Underwater Research Inc. to reflect the continuance of SeaView Florida's business plan.

On February 2, 2000 the Company changed its name to SeaView Video Technology,
Inc.

Products
The company manufactures underwater video cameras, lights, and accessories through several third party assembly companies for the marine, commercial, and consumer-retail markets. The Company has also developed a video security system utilizing an exclusive patented technology, which enables video transmission through existing electrical wiring. SecureView, manufactured through independent contractors, is a light bulb camera and decoder combination which can be deployed, without additional wiring, as a security monitoring system. The product sales and distribution efforts concentrate on the following: (1) direct to the public and government (2) through a network of approximately 700 independent dealers and (3) through an expanding retailers network. The Company has registered trademarks for many of its products.

2.       SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with prescribed guidance of the Securities and
Exchange Commission ("SEC"), and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31,
2001, are not necessarily indicative of the results that can be expected for a full fiscal year. The accompanying financial statements have been prepared on the accrual basis of accounting.

        Reclassifications. To conform to 2001 presentation, certain 2000 amounts have been reclassified.

Consolidation. Investments in 20%-50% owned affiliates are accounted for on the equity method, and, accordingly, operations include the Company's share of its loss.

        Cash and cash equivalents. The Company considers all highly liquid instruments with original maturities of 90 days or less to be cash equivalents for financial statement purposes.

        Inventories. Inventories consist of raw materials and finished goods held for resale and a restated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method.

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

        Revenue recognition. Revenue is recognized at the time of product shipment. Such revenue is recorded net of estimated product return. As of March
31, 2001, estimated amounts for returns were not considered material.

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

3.       NOTE RECEIVABLE

During the year ended December 31, 2000, the Company accepted several non-
interest bearing notes from an officer, with a balance of $317,757 at March 31,
2001. The notes are collateralized by 6.5 million shares of company stock.
Proceeds from the repayment are being drawn down on a continued basis to fund operations. The loan was repaid in April 2001.

4.       INVESTMENTS

The investment security of $755,735 at March 31, 2001, represents a 21.23%
ownership of capital in Golden Springs LLC, a state of Florida limited liability company. In consideration for its equity position in Golden Springs, LLC, the
Company conveyed 150,000 shares of its common stock to Golden Springs, LLC subject to restrictions under Rule 144 of the Securities and Exchange Act of
1933, as amended. The resolution approved by the board of directors to issue shares dictated that the shares be replaced by the President and C.E.O. These shares were contributed in 2001. The investment is accounted for under the equity method. The value of the investment was reduced by $134,183 during the quarter ended March 31, 2001 to reflect the Company's share of Golden Spring's loss for the respective period.

5.       STOCK AWARD AGREEMENT

Under a Professional Services Agreement effective March 25, 1999, 2,700,000 shares of restricted common stock were issued to a key employee. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity and subsequently amortized over the period of the agreement, three years.

On February 14, 2001, the Company entered into a Consulting and Licensing
Agreement with Richard L. McBride for the granting of licensing rights to various patents, patent applications, and provisional patent applications and for consulting services to be provided. This agreement superceded all prior agreements between the Company and Richard McBride, including the March 25, 1999 professional services agreement. As a result, the remaining unearned compensation of $40,974 as of December 31, 2000, was recognized as compensation expense during the quarter ended March 31, 2001.

In exchange for these services and licensing rights, the Company issued to
Richard L. McBride 1,000,000 shares of the Company's restricted common stock with a value of $743,750. The term of the agreement is through March 31, 2003 and the initial term of the licensing rights is for fourteen contiguous years.
Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders'
equity and subsequently amortized over the period of the agreement and term of the rights. Professional fees of $9,914 were recognized in connection with the issuance for the quarter ended March 31, 2001.

6.       STOCK ISSUANCE

During the first quarter 2001, the Company issued 25,000 shares of restricted common stock to employees under an employee bonus arrangement. Compensation expense of $21,051 was recognized in connection with the issuance.

Under an employment agreement effective February 01, 2001, 100,000 shares of restricted common stock with a value of $83,125 were issued to a key employee.
Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders'
equity and subsequently amortized over the period of the agreement, two years.
Amortization expense of $6,927 was recognized during the quarter ended March 31,
2001.

During the year ended December 31, 2000, the Company issued 397,600 shares of common stock with a fair value of $271,255 as payment for services based on the fair value of the services provided during 2000. Additional professional fees of
$36,581 were recognized during the quarter ended March 31,2001 for services provided during this period related to these shares. The remaining unearned compensation associated with these services is $89,504 at March 31, 2001.

7.             RECAPITALIZATION

On March 24, 1999, Gopher, Inc. ("Gopher") acquired all of the outstanding common stock of SeaView Video Technology, Inc. in exchange for 5,000,000 shares of Gopher's restricted stock and $250,000 cash. Gopher was formed as a non-
operating public shell company, and, therefore, for accounting purposes, the combination has been treated as a recapitalization of SeavVew Video Technology,
Inc. and the issuance of stock by the company for the net monetary assets of
Gopher.

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

8.       CONVERTIBLE DEBENTURES

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
Proceeds from the issuance were used to fund operations of the Company. During the year ended December 31, 2000, the Company exchanged $3,188,000 of the notes for 5,373,584 shares of the Company's common stock. Debentures of $100,000 remained outstanding at December 31, 2000. Outstanding debentures were converted into 260,050 shares of restricted common stock of the Company during the quarter ended March 31, 2001.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

A.  Overview

Transition

The Company continued in a state of transition during the 1st quarter 2001, primarily as a result of a reassignment and expansion of key management positions during February. A full executive team consisting of CEO, COO, and CFO were empowered in this expansion, another milestone in our growth process. This catalyzed the implementation of several previously planned changes in our selling and marketing strategy.

The process of expanding our selling team began in February. Moving beyond the in-house account representatives, who focused upon setting up dealers and direct to consumer sales, we hired additional "outside" manufacturer's sales representatives. These independent contractors have established prior relationships with notable key retailers and commercial distributors, meshing closely with the areas defined in our market segmentation plan.

Senior management, along with our teaming partners, continued to participate in nurturing the government-sales process and soliciting business through our GSA listings.

Team SeaView also transitioned from direct participation in boat shows and trade shows (participating in only 2 major events, versus 11 last year), to instituting a dealer-assistance program. The dealer trade-show-assistance program yielded sales results which were lower than planned, however, and the program will be reevaluated in the future.

Lastly, we separated the corporate headquarters office from the logistics and distribution center. This was accomplished in March, by moving corporate to a downtown professional office building, and establishing the logistics and distribution facility in an industrial park. In the course of this move we acted to reduce our in-house production space and capabilities, reflecting the increased commitment to our contract manufacturing arrangements. Subsequent reductions in rent and utilities expense, as well as resultant reductions in salaries and wages expense, will become fully realized in future reporting periods.

Production

We continued to manufacture and ship our SeaView marine products in a timely manner.  Projections and procurement arrangements have been made with our contract manufacturers and parts suppliers to expand as necessary, to meet anticipated demand from orders which our manufacturer's sales representatives are currently negotiating with key retailers.

Final engineering and design modifications were completed, and parts were procured for high volume production of our SecureView products. An additional contractor was brought online to ramp up sub-assembly production, to further facilitate a steady flow to final assembly, and accelerate shipping of complete
SecureView systems in the 2nd quarter.

B.  Results of Operations

         The following table sets forth, as a percentage of net revenue
(consisting of management fees derived pursuant to the Services and Support
Agreements), certain items in the Company's statements of operations for the quarters indicated.  The performance of the Company during this quarter is not indicative of future financial results or conditions.

                                              Quarter Ended March 31,
                                             2001                   2000
                                             ----                   ----

Net Revenue                                 100.0%                 100.0%
Cost of goods sold                           48.6                   14.5
                                             ----                   ----
      Gross Profit                           51.4                   85.5
Operating Expenses:
      Salaries & Wages                       80.9                   26.5
      Advertising & Promotions               21.6                  108.9
      Depreciation                           10.1                    2.5
      Provision for doubtful accounts         0.0                    0.0
      Professional fees                      55.3                   16.6
      Rent & Utilities                        7.2                    4.0
      Other Expenses                         22.3                   13.7
                                             ----                   ----
      Total operating expenses              197.4                  172.2
       Undistributed earnings of
       affiliate                             68.1                    0.0
Interest Income                               0.0                    0.1
                                              ---                    ---
Income Before Taxes                        (214.1)                 (86.6)
Income tax (benefit) expense                (80.1)                  30.1
                                            ------                  ----
Net Loss                                   (134.0)%                (56.5)%
                                           ========                =======

         Net Revenue.  Net revenue decreased 53.2% from $421 thousand for the quarter ended March 31, 2000 to $197 thousand for the quarter ended March 31,
2001. This decrease resulted from the management transition, coupled with our reduced participation in direct-to-the-public sales at winter boat shows, down from 11 boat shows in 2000 to 2 boat shows in the current period. The primary focus of management for the quarter was  on the manufacture, sales procurement and marketing of our SecureView product line. Also, revenues declined against unit volume, due to lowered retails on marine products to meet and beat any competition.

         Cost of Goods Sold.  Cost of goods sold increased 57.0% from $61 thousand for the quarter ended March 31,2000 to $96 thousand for the quarter ended March 31, 2001. This increase was a result of increased stock levels and procurement costs for the volume production of the SecureView product line. Even in light of this increase, however, gross profit remained at an acceptable
51.4%. Cost of goods sold relates to the parts and fees paid to outside companies for manufacturing the product and procurement of certain parts and components used in the manufacturing process.

         Salaries and Wages.  Salaries and wages increased 43.2% from $111 thousand for the quarter ended March 31, 2000 to $160 thousand for the quarter ended March 31, 2001. This increase related to compensation associated with stock issued to key employees and the addition of key management, but was offset by a decrease in compensation paid to office staff and production staff. This was a result of the staff reduction associated both with the relocation of our corporate offices and the relocation and refocusing of our logistics and distribution operation. Salaries and wages comprises inside wages and outside labor.

         Advertising and Promotion.  Advertising and promotion expenses decreased 90.9% from $459 thousand for the quarter ended March 31, 2000 to $43 thousand for the quarter ended March 31, 2001. This decrease was primarily a result of the reduction in direct participation in boat/trade shows as previously noted, the elimination of overlapping market coverage in industry magazines, and a shift toward supporting the dealer base with point-of-sale materials. Advertising and promotion comprises the expense to advertise at boat shows and to advertise in industry magazines. This number also includes postage, printing and travel, attributable to advertising and promotion.

         Depreciation Expense.  Depreciation expense increased 86.2% from $11 thousand for the quarter ended March 31, 2000 to $20 thousand for the quarter ended March 31, 2001. This increase in depreciation expense was caused by previous equipment acquisitions by the company since the comparable prior period. Depreciation on equipment is calculated on the straight line method over the estimated useful lives of the assets ranging from five to seven years.

         Rent and Utilities.  Rent and utilities decreased 16.2% from $17 thousand for the quarter ended March 31, 2000 to $14 thousand for the quarter ended March 31, 2001. This decrease was primarily a result of the relocation of the main office and the moving of our logistics and distribution center to a separate, more economical facility. Rent and utilities includes office rent, telephone and utilities.

         Professional fees.  Professional fees increased 56.1% from $70 thousand for the quarter ended March 31, 2000 to $109 thousand for the quarter ended
March 31, 2001.  This increase was primarily caused by fees paid and stock issued to consultants and professionals, and fees paid to attorneys and accountants. Professional fees consist of fees paid to various consultants, attorneys, and accountants.

         Other Expenses.  Other expenses decreased 23.5% from $57 thousand for the quarter ended March 31, 2000 to $44 thousand for the quarter ended March 31,
2001. This decrease was the result of reduced research and development costs as the SecureView product line development was completed,  reductions in product licensing fees, along with general cost cutting measures being implemented.
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
The effective pro forma tax rate was 37% and 35% for the quarters ended March
31, 2001 and 2000.

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

Since our inception we have financed our operations primarily through internal cash flow. Since the date of the reorganization, financing has primarily been obtained through debt and equity securities sales. Such securities sales also occurred during the quarter ended March 31, 2001, as set forth in Part II, Item
2, below.

Proceeds from the repayment of officer loans are being drawn down on a contuined basis to fund operations. (See note 3)

Based upon the Company's anticipated capital needs for operations of its business and general corporate purposes, management believes that the combination of the funds expected to be available under the Company's current cash reserves and cash flow from operations should be sufficient to meet the
Company's funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 2002.

Special Notice Regarding Forward Looking Statements

         This Form 10-Q, the quarterly report, and certain information provided periodically in writing or orally by the Company's Officers or its agents contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the
Securities Exchange Act of 1934. The terms "SeaView Video Technology,"
"company," "we," "our" and "us" refer to SeaView Video Technology, Inc. The words "expect," "believe," "plan," "intend," "estimate" and similar expressions and variations thereof if used are intended to specifically identify forward-
looking statements. Those statements appear in a number of places in this Form
10-Q and in other places, particularly, "Management's Discussion and Analysis of
Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

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

PART II.        OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than routine litigation arising in the ordinary course of business. We do not believe that the results of such routine litigation, even if the outcome were unfavorable to us would have a material effect on our financial position.

Item 2. Changes in Securities and Use of Proceeds.

On February 14, 2001, the Company entered into a Consulting and Licensing
Agreement with Richard L. McBride for the granting of licensing rights to various patents, patent applications, and provisional patent applications and for consulting services to be provided. In exchange for these services and licensing rights, the Company issued to Richard L. McBride 1,000,000 shares of the Company's restricted common stock with a value of $743,750. The term of the
Consultiing Agreement is through March 31, 2003 and the initial term of the licensing rights is for fourteen contiguous years. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity and subsequently amortized over the period of the agreement and term of the rights. Professional fees of
$9,914 were recognized in connection with the issuance for the quarter ended
March 31, 2001.

During the first quarter 2001, the Company issued 25,000 shares of restricted common stock to employees under an employee bonus arrangement. Compensation expense of $21,051 was recognized in connection with the issuance.

Under an employment agreement effective February 01, 2001, 100,000 shares of restricted common stock with a value of $83,125 were issued to a key employee.
Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders'
equity and subsequently amortized over the two-year period of the agreement.
Amortization expense of $6,927 was recognized during the quarter ended March 31,
2001, in connection with the issuance.

During the year ended December 31, 2000, the Company issued 8% convertible debentures for proceeds of $ 3,288,000. The debentures were convertible by the option of the holders into shares of the Company's restricted common stock on the basis of $.50 to $8.00 per share. Proceeds from the issuance were used to fund operations of the Company. During the year ended December 31, 2000, the
Company exchanged $3,188,000 of the notes for 5,373,584 shares of the Company's common stock. Debentures of $100,000 remained outstanding at December 31, 2000.
Outstanding debentures were converted into 260,050 shares of restricted common stock of the Company during the quarter ended March 31, 2001.

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

Item 5. Other Information
 Not Applicable

Item 6.  Exhibits and Reports of Form 8-K.

(a)
EXHIBIT
NUMBER DESCRIPTION
------ -----------

       11.1                Computation of Earnings per Share

(b) Reports on Form 8-K

         The Company filed a Report on Form 8-k on February 20, 2001 reporting the Consulting and Licensing Agreement between Richard L. McBride and the Company.

         The Company filed a Report on Form 8-k on February 21, 2001 reporting the resignation of Richard L. McBride as Chief Executive Officer as
         well as Director on the Board of Directors, and the appointment of
         George S. Bernardich III as President, Chief Executive Officer, and
         Director on the Company's Board of Directors.

         The Company filed a Report on Form 8-k on March 19, 2001, reporting material inaccuracies existing in the Company's unaudited financial statements relating to revenue recognition for the quarters ending
         June 30, 2000 and September 30, 2000.

                         SEAVIEW VIDEO TECHNOLOGY, INC.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St.
Petersburg, State of Florida on May 14, 2001.

                  SEAVIEW VIDEO TECHNOLOGY, INC.

                  By:/s/ GEORGE S. BERNARDICH, III
                         GEORGE S. BERNARDICH, III
                         Chief Executive Officer

                  By: /s/ J.R. COX
                          J.R. COX
                          Secretary and Treasurer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER     EXHIBIT DESCRIPTION

11.1     Computation of Per share Earnings.