Form 10-Q
period 2001-06-30
SEAVIEW UNDERWATER RESEARCH INC
filed 2001-08-14
CIK 894536

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               -------------------

                                    FORM 10-Q

          X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
                        111 SECOND AVENUE NE, SUITE 1600
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

     Total number of shares of Common Stock, as of June 30, 2001: 18,434,909

                         SEAVIEW VIDEO TECHNOLOGY, INC.

                                      INDEX

Part I. FINANCIAL INFORMATION                                          Page No.

     Item 1. Financial Statements                                       3 - 12

     Item 2. Management's Discussion and Analysis of Financial         13 - 18
             Condition and Results of Operations

Part II. OTHER INFORMATION                                               19-21

     Item 6. Exhibits and Reports on Form 8-K                             21

Signatures                                                                22

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                                 BALANCE SHEETS

                                             (Unaudited)
                                               June 30,           December 31,
               Assets                            2001                 2000
                                           ----------------     ----------------

Current Assets:
    Cash and cash equivalents                $   128,705          $    41,264
    Accounts Receivable, net of
       allowance for doubtful
       accounts of $24,389 in
       2001 and 2000                             324,547               60,793
    Accounts Receivable, Officer                      -               512,757
    Accounts Receivable, employees                40,000               40,000
    Inventory                                    440,653              293,355
    Prepaid expenses                              78,533               60,000
                                           ----------------     ----------------
        Total current assets                   1,012,438            1,008,169

Property and equipment, net                      464,779              504,535
Investments                                      818,891              889,918
Deferred tax asset                             1,655,903            1,439,322
                                           ----------------     ----------------
        Total assets                         $ 3,952,011          $ 3,841,944
                                           ================     ================

               Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts Payable                         $   579,124          $   343,606
    Convertible Debentures                            -               200,000
    Warrants outstanding                              -               250,000
    Accrued liabilities                           17,215               36,277
                                           ----------------     ----------------
        Total current liabilities                596,339              829,883
Stockholders equity:
Common Stock                                      35,478               17,133
Additional paid-in capital                     8,387,098            5,251,033
Unearned Restricted Stock Compensation          (832,737)             (40,974)
Receivable from sale of stock                 (1,385,450)                  -
Treasury Stock                                  (277,757)                  -
Accumulated deficit                           (2,570,960)          (2,215,131)
                                           ----------------     ----------------
        Total stockholders equity              3,355,672            3,012,061
                                           ----------------     ----------------
        Total liabilities and
             stockholders equity             $ 3,952,011          $ 3,841,944
                                           ================     ================

   The accompanying notes are an integral part of these financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS

                                                  Unaudited                     Unaudited
                                            Quarter Ended June 30,        Six Months Ended June 30,
                                         ---------------------------   ------------------------------
                                              2001           2000           2001              2000
                                              ----           ----           ----              ----
Net Revenue                              $   509,289    $   335,120    $   706,471       $   756,188
Cost of goods sold                           255,235        201,196        351,049           262,193
                                         ------------   ------------   ------------      ------------
     Gross Profit                            254,054        133,924        355,422           493,995
Operating expenses:
     Salaries & Wages                        122,756        277,260        282,349           388,682
     Advertising & Promotions                109,386        614,000        151,937         1,072,707
     Provision for doubtful
         accounts                                 -              -              -                 -
     Depreciation                             19,878          7,131         39,756            17,806
     Rent & Utilities                         31,441         30,602         45,704            47,631
     Professional fees                       156,356        111,538        265,304           181,315
     Other Expenses                           27,725        380,292         71,757           437,849
                                         ------------   ------------   ------------      ------------
       Total operating expenses              467,542      1,420,823        856,807         2,145,990
                                         ------------   ------------   ------------      ------------
Net income (loss) from
    operations                              (213,488)    (1,286,899)      (501,385)       (1,651,995)
Interest Income                                    0            638              0             1,139
Equity in earnings (loss)
    of affiliate                              63,156          0            (71,027)                0
                                         ------------   ------------   ------------      ------------
Income (loss) before taxes                  (150,332)    (1,286,261)      (572,412)       (1,650,856)
Income tax (benefit) expense                 (58,629)      (496,101)      (216,581)         (622,895)
                                         ------------   ------------   ------------      ------------
Net (Loss) Income                        $   (91,703)   $  (790,160)   $  (355,831)      $(1,027,961)
                                         ============   ============   ============      ============

Basic net income (loss)
    per common share                            (.01)          (.07)          (.02)             (.10)
Diluted net income (loss)
    per common share                            (.01)          (.07)          (.02)             (.10)
Basic weighted number of
     common shares outstanding            18,507,291     11,141,790     18,314,787        10,209,278
Diluted weighted number of
     common shares outstanding            18,507,291     11,141,790     18,314,787        10,209,278

   The accompanying notes are an integral part of these financial statements.

                                        4

                          SEAVIEW VIDEO TECHNOLOGY, INC
                            STATEMENTS OF CASH FLOWS

                                                           Unaudited
                                                         Six Months Ended
                                                         ----------------
                                                    June 30,        June 30,
                                                     2001            2000
                                                     ----            ----
Cash flows from Operating activities:
   Net (Loss) Income                          $    (355,831)   $  (1,027,961)
   Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities
     Depreciation                                    39,756            17,806
     Amortization of unearned compensation          161,199            16,666
     Equity in loss of affiliate                     71,027                 0
     Compensation expense of stock
       issuance to employees                         21,052            72,459
     Compensation expense of stock
       issuance to consultants                       26,198           269,890
     Deferred income taxes                         (216,581)         (648,690)
   (Increase) decrease in:
     AR Trade                                      (263,754)         (213,500)
     Inventory                                     (147,298)         (148,009)
     Employee AR                                          0            (9,382)
     Prepaid Assets                                 (18,533)          (68,309)
        Income tax benefit                                0                 0
   (Decrease) increase in:
     Due to Bank                                          0           (10,412)
     AP Trade                                       235,518            72,344
     Accrued Liabilities                            (19,062)          (43,562)
     Income taxes payable                                 0            25,795
                                                 ------------      ------------

   Net cash provided by (used)
     in operating activities                       (466,309)       (1,694,865)
Cash flows from Investing activities:
   Additions to property and equipment                   (0)         (314,244)
                                                 ------------      ------------
   Net cash used in investing activities                 (0)         (314,244)
Cash flows from Financing activities:
   Officer(Loan) repayment                          235,000          (418,567)
   Proceeds from private placement
     subscriptions                                  318,750                 0
   Proceeds from subordinated debentures                  0         2,799,095
                                                 ------------      ------------
   Net cash provided by financing activities        553,750         2,380,528
   Net (decrease) increase in cash and
     cash equivalents                                87,441           371,419
   Cash and cash equivalents at beginning
     of period                                       41,264                 0
                                                 ------------      ------------
   Cash and cash equivalents at
     end of period                            $     128,705    $      371,419
                                              ===============  ================
   Supplemental Disclosures of Cash Flow
     Information:
   Conversion of convertible debentures
     to common stock                          $     200,000    $    2,699,095
                                              ===============  ================

     Conversion of stock warrants to common
     stock                                    $     250,000    $            0
                                              ===============  ================

     Stock returned as Note repayment         $     277,757    $            0
                                              ===============  ================

     Receivables from sales of stock          $   1,385,450    $            0
                                              ===============  ================

     Cash paid for taxes                      $           0    $            0
                                              ===============  ================

     Cash paid for interest                   $           0    $            0
                                              ===============  ================

   The accompanying notes are an integral part of these financial statements.

                                        5

                         SEAVIEW VIDEO TECHNOLOGY, INC.
               Notes to Interim Consolidated Financial Statements
                            June 30, 2001 (Unaudited)

1.   OPERATIONS AND ORGANIZATION

     SeaView Video Technology, Inc., (the "Company") was originally incorporated in the State of Utah on April 16, 1986. In order to change its domicile, the
Company was reorganized under the laws of Nevada on December 30, 1993. On March
24, 1999, the Company entered into a reorganization agreement with SeaView
Underwater Research, Inc. ("SeaView Florida"), a privately held Corporation that was incorporated in the State of Florida on April 2, 1998 ("the reorganization"). At the time of the reorganization the Company was a non-operating Company whose common stock was not publicly traded. It was, however, subject to the reporting requirements of the Securities Exchange Act of
1934. In connection with the reorganization, the Company issued 5,000,000 shares of its common stock to SeaView Florida's shareholders in exchange for 100% of
SeaView Florida's outstanding shares of common stock and $250,000 cash. For accounting purposes the reorganization was treated as a recapitalization. As a result of the reorganization,
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

Continued-

                        SEAVIEW VIDEO TECHNOLOGY, INC.
               Notes to Interim Consolidated Financial Statements
                            June 30, 2001 (Unaudited)

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying unaudited financial statements have been prepared in accordance with prescribed guidance of the Securities and
Exchange Commission ("SEC"), and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30,
2001, are not necessarily indicative of the results that can be expected for a full fiscal year. The accompanying financial statements have been prepared on the accrual basis of accounting.

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

Continued-
                        SEAVIEW VIDEO TECHNOLOGY, INC.
               Notes to Interim Consolidated Financial Statements
                            June 30, 2001 (Unaudited)

     Revenue recognition. Product revenue is recognized when both title and risk of loss transfers to the customer, provided that no significant obligations remain. Provision is made for an estimate of product returns and doubtful accounts, based on historical data. As of June 30, 2001, estimated amounts for returns were not considered material.

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

3.   INVESTMENTS

The investment security of $818,891 at June 30, 2001, represents a 21.23%
ownership of capital in Golden Springs LLC, a state of Florida limited liability company. In consideration for its equity position in Golden Springs, LLC, the
Company conveyed 150,000 shares of its common stock to Golden Springs, LLC subject to restrictions under Rule 144 of the Securities and Exchange Act of

Continued-

                        SEAVIEW VIDEO TECHNOLOGY, INC.
               Notes to Interim Consolidated Financial Statements
                            June 30, 2001 (Unaudited)

1933, as amended. The resolution approved by the board of directors to issue shares dictated that the shares be replaced by the President and C.E.O. These shares were contributed in 2001. The investment is accounted for under the equity method. The value of the investment was reduced by $71,027 during the six months ended June 30, 2001 to reflect the Company's share of Golden Spring's loss for the respective period. The increase in the Company's value of the investment for the quarter ended June 30, 2001, includes an increase of $88,841 over the actual Company's share of the loss related to the quarter ended June
30, 2001 due to the correction of an overstatement the Company's estimated share of loss for the quarter ended March 31, 2001.

The difference between the cost of the investment in Golden Springs, LLC, and the Company's equity in net assets at the date of acquisition was approximately
$969,000. The difference is being amortized as goodwill over the estimated life of the asset and is reflected as an adjustment to the Company's equity in the earnings or loss of Golden Springs.

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

On February 14, 2001, the Company entered into a Consulting and Licensing
Agreement with Richard L. McBride for the granting of licensing rights to various patents, patent applications, and provisional patent applications and for consulting services to be provided. This agreement superceded all prior agreements between the Company and Richard McBride, including the March 25, 1999 professional services agreement. As a result, the remaining unearned compensation of $40,974 as of December 31, 2000, was recognized as compensation expense during the six months ended June 30, 2001.

In exchange for these services and licensing rights, the Company issued to
Richard L. McBride 1,000,000 shares of the Company's restricted common stock with a value of $743,750, representing $100,000 for consulting services and
$643,750 for licensing rights. The term of the agreement is through March 31,
2003 and the initial term of the licensing rights is for fourteen contiguous years. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity and subsequently amortized over the period of the agreement and term of the rights. Professional fees of $29,743 were recognized in connection with the issuance for the six months ended June 30, 2001.

Continued-
                        SEAVIEW VIDEO TECHNOLOGY, INC.
               Notes to Interim Consolidated Financial Statements
                            June 30, 2001 (Unaudited)

5.   STOCK ISSUANCE

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
Amortization expense of $17,318 was recognized during the six months ended June
30, 2001.

During the year ended December 31, 2000, the Company issued 397,600 shares of common stock with a fair value of $271,255 as payment for services based on the fair value of the services provided during 2000. Additional professional fees of
$73,162 were recognized during the six months ended June 30, 2001 for services provided during this period related to these shares. The remaining unearned compensation associated with these services is $52,923 at June 30, 2001.

During the second quarter 2001, 115,000 shares of the Company's restricted common stock were issued as payment for services rendered. Professional and advertising fees of $24,623 and $1,575, respectively, were recognized based on the fair value of the stock.

During the six months ended June 30, 2001, $200,000 convertible debentures and
$250,000 stock warrants were converted into 400,000 and 250,000 shares, respectively, of the Company's restricted common stock. Proceeds of $100,000 and
$250,000 from the issuance of the convertible debentures and stock warrants, respectively, were incorrectly classified as additional paid in capital at
December 31, 2000. The December 31, 2000, balance sheet has been reclassified to correct the error. The error had no impact on the Company's reported net income or earnings per share.

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

                                       10

Continued-
                        SEAVIEW VIDEO TECHNOLOGY, INC.
               Notes to Interim Consolidated Financial Statements
                            June 30, 2001 (Unaudited)

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

7.   PRIVATE PLACEMENT CAPITAL OFFERING

During the six months ended June 30, 2001, 17,042,000 shares of the Company's restricted common stock were offered for sale through a private placement under
Rule 506 of Regulation D. The placement was open to select officers, employees, and representatives of the Company for the purchase of common stock. During the six months ended June 30, 2001 $318,750 was received under stock subscription agreements. A receivable for subscriptions of the remaining shares of $1,385,450 was recorded as a reduction of equity as of June 30, 2001. Proceeds from the offering are being used to fund operations of the Company.

8.   TREASURY STOCK

During the six months ended June 30, 2001, 150,000 shares of the Company's restricted common stock were returned to the Company's treasury by a former officer of the Company in accordance with a resolution approved by the board of directors (Note 4). The returned shares were retired by the Company. An adjustment for the par value of the shares was recorded to additional paid in capital.

During the year ended December 31, 2000, the Company accepted several non-interest bearing notes from a former officer of the Company, with a balance of $512,757 at December 31, 2000. The notes were secured by 6.5 million shares of company stock. During the six months ended June 30, 2001 $235,000 of the balance was repaid in cash. The remaining balance of $277,757 was repaid through the return of 353,575 shares of the Company's common stock to the Company's treasury.

9.   COMMITMENTS AND CONTINGENCIES

The Company is a defendant to a consolidated class action lawsuit pending in the
United States District Court for the Middle District of Florida against the
Company and Richard L. McBride, the Company's former chief executive officer.
Commencing in May 2001, five nearly identical class action lawsuits were filed against the Company and McBride, and, on July 24, 2001, those lawsuits were

                                       11

Continued-
                        SEAVIEW VIDEO TECHNOLOGY, INC.
               Notes to Interim Consolidated Financial Statements
                            June 30, 2001 (Unaudited)

consolidated. The plaintiffs' Consolidated Amended Complaint currently is due on
September 17, 2001. In the five initial complaints, the plaintiffs thereto claimed violations of Sections 10(b) and 20(a) of the Securities Exchange Act of
1934 and Rule 10b-5 promulgated thereunder. In the five initial complaints, the plaintiffs to those actions alleged, among other things, that from March 30,
2000 to March 19, 2001, the Company and McBride misstated the Company's sales and revenue figures; improperly recognized revenues; misrepresented the nature and extent of the Company's dealer network; falsely touted purported sales contracts and agreements with large retailers; misrepresented the Company's ability to manufacture, or to have manufactured, its products; and
misrepresented the Company's likelihood of achieving certain publicly announced sales targets. The consolidated action likely will seek compensatory and other damages, and costs and expenses associated with the litigation. The Company intends to defend the action.

The Company is involved in various claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the
Company's financial position, results of operations or liquidity.

10.  Related Party Transactions

On August 23, 2000, the Board of Directors approved the issuance of 471,425 shares of restricted Company common stock in the form of a loan to an individual then serving as an officer of the Company. Pursuant to the terms of the loan, the officer would borrow 471,425 shares of restricted Company common stock, for purposes of financing. The term of the loan was 180 days.

To consummate this loan transaction, on September 20, 2000 the Company issued
471,425 restricted shares of Company common stock to a non-affiliated individual. On April 10, 2001, the borrower repaid the loan by returning to the
Company 471,425 restricted shares in SeaView common stock from his personal holdings. The Company cancelled those shares on that date.

At an October 2, 2000 special meeting of the Board of Directors, the Board approved the issuance of 25,000 shares of restricted Company common stock in the form of a loan to an individual then serving as an officer of the Company.
Pursuant to the terms of the loan, the officer would borrow 25,000 restricted shares of Company common stock, for purposes of financing. The term of the loan was 180 days.

To consummate this loan transaction, on October 3, 2000 the Company issued
25,000 restricted shares of Company common stock to a non-affiliated individual.
On April 10, 2001, the borrower repaid the loan by returning to the Company
25,000 restricted shares of SeaView common stock from his personal holdings. The
Company cancelled those shares.

The capital loan transaction had no impact on the company's reported income from operations, net income or net assets at December 31, 2000 and June 30, 2001.
Shares issued were included as outstanding for the purpose of calculating basic and diluted earnings per share at December 31, 2000.

                                       12

Item 2. Management's discussion and analysis of financial condition and results of operations

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

A.   Overview

The company completed the transition to the new management team in the 2nd quarter. We began the process of positioning the Company for significant sales and profit growth. The main efforts focused on the basics of business with emphasis on two key components: building the product; and selling the product.
In addition, we installed a new accounting system and implemented internal accounting controls. We also initiated the development and implementation of a budget process, which contributed in part to the -66.9% reduction in total operating expenses for the 2nd quarter, and which produced an improvement of
+83.2% in net income from operations.

Production. SeaView marine products continue to be manufactured and shipped in a timely manner. The necessary projections and arrangements have been made with our contract assemblers and parts suppliers to expand as necessary to meet the demand generated by anticipated orders currently being negotiated by our manufacturer's sales representatives from key retailers. SecureView production became available in May 2001 for the first time. After initial production run product quality testing and fine-tuning of the manufacturing process, the
Company began full production in mid-June 2001. The necessary projections and arrangements have been made with our contract and parts suppliers to provide a consistent flow of SecureView product through April 2002. We also have the capabilities to ramp up and expand unit production to meet the anticipated increase in sales demand as new retailers come on-line and new business is developed.

Sales

The Company sales efforts continue to expand. Our sales strategy consists of a blend of Direct Sales, Retail Partners, Commercial Sales and Government Sales.
In the long term, Direct Sales for SeaView marine products will contribute less to the overall sales strategy while SecureView products will continue as part of our Direct Sales efforts.

The Retail-Partner sales efforts are driven by the team of thirteen independent manufacturer's sales representatives. The Company plans to continue expanding this team. The team is aggressively cultivating and negotiating new retail partners. We have several vendor agreements in various stages of processing, and we will announce these new retail partners as they are confirmed. To date, West
Marine, Costco, Supercircuits, Inc., SmartHome.com, The Sports Authority, Jimmy
Houston's Fishing Stores, AllProBass.com, Heartland America and SkyMall, Inc.
are on the SeaView team of retailers. They join our 700 plus dealers across the
United States and overseas in selling and promoting SeaView products through various channels. The recent addition of Unified Marine, Inc. as a dealer and teaming partner will allow this sector to grow.

Our Government Sales effort continues to evolve from our GSA listing, police departments, and schools. We continue to move forward on negotiating and closing a Taiwan contract for SecureView product. The closing of any Taiwan contract is not expected until late 2002.
                                       13

The Commercial Sales sector is the fastest growing area, primarily as a result of the newly developed SecureView Parking Lot Surveillance System. The current independent manufacturer's sales representatives team is contacting major retailers, mall management companies, fast food restaurants and Fortune 500 companies. They will also present our Multi-Camera SecureView System. In addition, we are participating in trade shows for Bar & Restaurant Owners,
Building Contractors & Electricians, and Commercial Security. The Multi-Camera
SecureView System sales effort is also augmented by a direct mail campaign to
Bar & Restaurant owners.

New Products

The SeaMaster Underwater Video Camera features a new state-of-the-art camera board that transitions from color to black & white based on lighting conditions.
The SeaMaster will continue to utilize our patented white infrared technology with the addition of a newly developed zoom function. The SeaMaster System will be positioned as our premier SeaView marine product and will be launched at trade shows in the 4th quarter of this year.

The RS SecureView, AC/LAN and DC SecureView continue to move forward in refinements by our research and development team.

B.   Results of Operations

     The following table sets forth, as a percentage of net revenue (consisting of management fees derived pursuant to the Services and Support Agreements), certain items in the Company's statements of operations for the quarters indicated. The performance of the Company during this quarter is not indicative of future financial results or conditions.

                                          Unaudited                    Unaudited
                                    Quarter Ended June 30,     Six Months Ended June 30,
                                     2001           2000           2001          2000
                                     ----           ----           ----          ----

Net Revenue                         100.0%         100.0%         100.0%        100.0%
Cost of goods sold                   50.1           60.0           49.7          34.7
                                    -----          -----          -----         -----
    Gross Profit                     49.9           40.0           50.3          65.3
Operating Expenses:
    Salaries & Wages                 24.1           82.7           40.0          51.4
    Advertising & Promotions         21.5          183.3           21.5         141.8
    Depreciation                      3.9            2.1            5.6           2.4
    Provision for
       doubtful accounts              0.0            0.0            0.0           0.0
    Professional fees                30.7           33.3           37.6          24.0
    Rent & Utilities                  6.2            9.1            6.5           6.3
    Other Expenses                    5.4          113.5           10.2          57.9
                                    -----          -----          -----         -----
    Total operating expenses         91.8          424.0          121.4         283.8
        Undistributed earnings
          (loss) of affiliate        12.4            0.0          (10.1)          0.0

Interest Income                       0.0            0.2            0.0           0.2
                                    -----          -----          -----         -----
Income Before Taxes                 (29.5)        (383.8)         (81.2)       (218.3)
Income tax (benefit) expense        (11.5)        (148.0)         (30.7)        (82.4)
                                    -----          -----          -----         -----
Net Income                          (18.0)%       (235.8)%        (50.5)%      (135.9)%
                                    =======       ========        =======      ========

                                       14

     Net Revenue. Net revenue increased 52.0% and decreased 6.6% for the quarter and six months ended June 30, 2001, from $335.1 thousand to $509.3 thousand and from $756.2 thousand to $706.5 thousand, respectively. The changes resulted from the addition of new retail partners and the start of initial shipments of
SecureView products. The Company does not have enough sales history to formulate any trends in the sales contribution of the Company product lines.

     Cost of Goods Sold.  Cost of goods sold  increased 26.8% and 33.9% for the quarter and six months ended June 30, 2001, from $201.2 thousand to $255.2 thousand and from $262.2 thousand to $351.0 thousand, respectively. This increase resulted from an overall increase in product shipments. Gross profit dollars increased +33.5% and +39.0% for the quarter and six months ended June
30, 2001. Gross profit percent was 48.6% vs. 40.0% for the quarter and 49.4% vs.
65.3% for the six months ended June 30, 2001. The Company does not have enough sales history and gross profit history to formulate any trends in the gross profit dollars and percent of the Company's product lines. However, we anticipate the gross profit percentages to remain at these levels, primarily due to the growth of our retail partner distribution. Cost of goods sold relates to fees paid to outside companies for manufacturing the product and procurement of certain parts and components used in the manufacturing process.

     Salaries and Wages.  Salaries and wages decreased 55.7% and 27.4% for the quarter and six months ended June 30, 2001, from $277.3 thousand to $122.8 thousand and from $388.7 thousand to $282.3 thousand, respectively. We continued
to realize savings from the staff reduction implemented in the quarter ending
March 31, 2000. Salaries and wages comprise employee salaries and wages and compensation associated with stock issued to key employees.

     Advertising and Promotion.  Advertising and promotion expenses decreased
82.2% and 85.8% for the quarter and six months ended June 30, 2001, from $614.0 thousand to $109.4 thousand and from $1.1 million to $151.9 thousand, respectively. This decrease was primarily attributable to the Company's migration to a new business model which reduced direct participation in boat/trade shows, and reduced advertising in trade publications. Advertising and promotions expense mainly comprises expenditures related to boat/trade show advertising, advertising in industry magazines, and printing and postage utilized in direct-mail campaigns.

     Depreciation Expense.  Depreciation expense increased 177.5% and 123.3% for the quarter and six months ended June 30, 2001, from $7.1 thousand to $19.9 thousand and from $17.8 thousand to $39.8 thousand, respectively. This increase in depreciation expense was caused by previous equipment acquisitions by the company since the comparable prior period. Depreciation on equipment is calculated on the straight line method over the estimated useful lives of the assets ranging from five to seven years.

     Rent and Utilities.  Rent and utilities increased 2.7% and decreased 4.0%
for the quarter and six months ended June 30, 2001, from $30.6 thousand to $31.4 thousand and from $47.6 thousand to $45.7 thousand, respectively. The relatively small increase resulted from additional costs of an executive office move completed in the 2nd quarter. Rent and utilities includes office rent, telephone, and utilities.
                                       15

     Professional fees.  Professional fees increased 40.2% and 46.3% for the quarter and six months ended June 30, 2001, from $111.5 thousand to $156.4 thousand and from $181.3 thousand to $265.3 thousand, respectively. This increase was primarily caused by fees paid and stock issued to consultants and professionals, and fees paid to attorneys and accountants. Professional fees consist of fees paid to various consultants, attorneys, and accountants.

     Other Expenses.  Other expenses decreased 92.7% and 83.6% for the quarter and six months ended June 30, 2001, from $380.3 thousand to $27.7 thousand and from $437.8 thousand to $71.8 thousand, respectively. This decrease was the result of reduced research and development costs and product licensing fees along with the implementation of general cost cutting measures. Other expenses comprise cost of research and development, product licensing, insurance, property taxes, bank charges and other miscellaneous expenses.

     Income Taxes. Prior to April 1, 1999, the company had elected S Corporation status under Section 1362(a) of the Internal Revenue Code. Under the election, the stockholders included their share of the Company's applicable taxable income or loss on their federal income tax return. Accordingly, no provision for income taxes was made for periods prior to April 1, 1999. On April 1, 1999, the Company elected to terminate its Subchapter S status in favor of a taxable C Corporation as designated in the Internal Revenue Code. Income tax provisions have been recorded for periods presented subsequent to April 1, 1999. The effective tax rates were 39.0% and 38.6%, and, 37.8% and 37.7%, for the quarters and six months ended June 30, 2001 and 2000, respectively.

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

Since our inception we have financed our operations primarily through internal cash flow. Since the date of the reorganization, financing has primarily been obtained through debt and equity securities sales. Such securities sales also occurred during the quarter ended June 30, 2001, as set forth in Part II, Item
2, below.
                                       16

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

                                       17

We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q or annual report to reflect events or circumstances after the date of this Form 10-Q and annual report or to reflect the occurrence of unanticipated events.

                                       18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant to a consolidated class action lawsuit pending in the
United States District Court for the Middle District of Florida against the
Company and Richard L. McBride, the Company's former chief executive officer.
Commencing in May 2001, five nearly identical class action lawsuits were filed against the Company and McBride, and, on July 24, 2001, those lawsuits were consolidated. The plaintiffs' Consolidated Amended Complaint currently is due on
September 17, 2001. In the five initial complaints, the plaintiffs thereto claimed violations of Sections 10(b) and 20(a) of the Securities Exchange Act of
1934 and Rule 10b-5 promulgated thereunder. In the five initial complaints, the plaintiffs to those actions alleged, among other things, that from March 30,
2000 to March 19, 2001, the Company and McBride misstated the Company's sales and revenue figures; improperly recognized revenues; misrepresented the nature and extent of the Company's dealer network; falsely touted purported sales contracts and agreements with large retailers; misrepresented the Company's ability to manufacture, or to have manufactured, its products; and
misrepresented the Company's likelihood of achieving certain publicly announced sales targets.  The consolidated action likely will seek compensatory and other damages, and costs and expenses associated with the litigation. The Company intends to defend the action.

Other than stated above there are no material pending legal proceedings other than routine litigation arising in the ordinary course of business.  We do not believe that the results of such routine litigation, even if the outcome were unfavorable to us would have a material effect on our financial position.

Item 2. Changes in Securities and Use of Proceeds.

During the year ended December 31, 2000, the Company issued 8% convertible debentures for proceeds of $ 3,288,000. The debentures were convertible by the option of the holders into shares of the Company's restricted common stock on the basis of $.50 to $8.00 per share. Proceeds from the issuance were used to fund operations of the Company. During the year ended December 31, 2000, the
Company exchanged $3,188,000 of the notes for 5,373,584 shares of the Company's common stock. During the six months ended December 31, 2001, $200,000 convertible debentures and $250,000 stock warrants were converted into 400,000 and 250,000 shares, respectively, of the Company's restricted common stock.
Proceeds of $100,000 and $250,000 from the issuance of the convertible debentures and stock warrants, respectively, were incorrectly classified as additional paid in capital at December 31, 2000. The December 31, 2000, balance sheet has been reclassified to correct the error. The error had no impact on the
Company's reported net income or earnings per share.

During the second quarter 2001, 115,000 shares of the Company's restricted common stock were issued as payment for services rendered. Professional and advertising fees of $24,623 and $1,575, respectively, were recognized based on the fair value of the stock.
                                       19

During the six months ended June 30, 2001, 17,042,000 shares of the Company's restricted common stock were offered for sale through a private equity placement under Rule 506 of Regulation D. The placement was open to select officers, employees, and representatives of the Company for the purchase of common stock.
During the six months ended June 30, 2001 $318,750 was received under stock subscription agreements. A receivable for subscriptions of the remaining shares of $1,385,450 was recorded as a reduction of equity as of June 30, 2001.
Proceeds from the offering are being used to fund operations of the Company.

During the six months ended June 30, 2001, 150,000 shares of the Company's restricted common stock were returned to the Company's treasury by a former officer of the Company in accordance with a resolution approved by the board of directors (Note 4). The returned shares were retired by the Company. An adjustment for the par value of the shares was recorded to additional paid in capital.

During the year ended December 31, 2000, the Company accepted several non-interest bearing notes from a former officer of the Company, with a balance of $512,757 at December 31, 2000. The notes were collateralized by 6.5 million shares of company stock. During the six months ended June 30, 2001 $235,000 of the balance was repaid in cash. The remaining balance of $277,757 was repaid through the return of 353,575 shares of the Company's restricted common stock to the Company's treasury.

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

Item 5. Other Information

Affiliated Transactions

On August 23, 2000, the Board of Directors approved the issuance of 471,425 shares of restricted Company common stock in the form of a loan to an individual then serving as an officer of the Company. Pursuant to the terms of the loan, the officer would borrow 471,425 shares of restricted Company common stock, for purposes of financing. The term of the loan was 180 days.

To consummate this loan transaction, on September 20, 2000 the Company issued
471,425 restricted shares of Company common stock to a non-affiliated individual. On April 10, 2001, the borrower repaid the loan by returning to the
Company 471,425 restricted shares in SeaView common stock from his personal holdings. The Company cancelled those shares on that date.

                                       20

At an October 2, 2000 special meeting of the Board of Directors, the Board approved the issuance of 25,000 shares of restricted Company common stock in the form of a loan to an individual then serving as an officer of the Company.
Pursuant to the terms of the loan, the officer would borrow 25,000 restricted shares of Company common stock, for purposes of financing. The term of the loan was 180 days.

To consummate this loan transaction, on October 3, 2000 the Company issued
25,000 restricted shares of Company common stock to a non-affiliated individual.
On April 10, 2001, the borrower repaid the loan by returning to the Company
25,000 restricted shares of SeaView common stock from his personal holdings. The
Company cancelled those shares.

Item 6. Exhibits and Reports of Form 8-K.

(a)
          EXHIBIT
          NUMBER                DESCRIPTION
          -------               -----------
           11.1                 Computation of Earnings per Share

(b) Reports on Form 8-K

         None

                                       21

                         SEAVIEW VIDEO TECHNOLOGY, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St.
Petersburg, State of Florida on August 14, 2001.

     SEAVIEW VIDEO TECHNOLOGY, INC.

     By: /s/ George S. Bernardich, III
     GEORGE S. BERNARDICH, III
     Chief Executive Officer

     By: /s/ J.R. Cox
     J.R. COX
     Secretary and Treasurer

     By: /s/ Douglas Bauer
     Douglas Bauer
     Chief Financial Officer

                                       22