Form 10-Q
period 2001-09-30
SEAVIEW UNDERWATER RESEARCH INC
filed 2001-11-14
CIK 894536

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

  Total number of shares of Common Stock, as of September 30, 2001: 18,539,909

                         SEAVIEW VIDEO TECHNOLOGY, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                          Page No.

         Item 1.   Financial Statements                                  3 - 10

         Item 2.   Management's Discussion and Analysis of Financial    11 - 16
                   Condition and Results of Operations

Part II. OTHER INFORMATION                                                 17

         Item 6.   Exhibits and Reports on Form 8-K                        18

Signatures                                                                 19

Exhibits                                                                   19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                                 BALANCE SHEETS

                                                                  (Unaudited)
                                                                 September 30,       December 31,
                  Assets                                             2001                2000
                                                               ----------------    ---------------

Current Assets:
    Cash and cash equivalents                                  $       8,237       $        41,264
    Accounts Receivable, net of allowance for
    doubtful accounts of $97,933 and $24,389 in
    2001 and 2000, respectively                                      258,928                60,793
    Accounts Receivable, Officer                                     -                     512,757
    Accounts Receivable, employees                                    40,000                40,000
    Inventory                                                        537,649               293,355
    Prepaid expenses                                                  73,533                60,000
                                                               -------------       ---------------
        Total current assets                                         918,347             1,008,169

Property and equipment, net                                          444,901               504,535
Investments                                                          785,023               889,918
Deferred tax asset                                                 1,868,634             1,439,322
                                                               -------------       ---------------
        Total assets                                           $   4,016,905       $     3,841,944
                                                               =============       ===============

                  Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts Payable                                           $     705,960       $       343,606
    Convertible Debentures                                            -                    200,000
    Warrants outstanding                                                                   250,000
    Accrued liabilities                                               29,202                36,277
                                                               -------------       ---------------
        Total current liabilities                                    735,162               829,883
Stockholders equity:
Common Stock                                                          25,837                17,133
Additional paid-in capital                                         7,460,039             5,251,033
Unearned Restricted Stock Compensation                             (765,936)              (40,974)
Receivable from sale of stock                                      (256,750)                -
Treasury Stock                                                     (277,757)                -
Accumulated deficit                                              (2,903,690)           (2,215,131)
                                                               -------------       ---------------
        Total stockholders equity                                  3,281,743             3,012,061
                                                               -------------       ---------------
        Total liabilities and stockholders equity              $   4,016,905       $     3,841,944
                                                               =============       ===============

   The accompanying notes are an integral part of these financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS

                                                       Unaudited                   Unaudited
                                                Quarter Ended Sept. 30,    Nine Months Ended Sept. 30,
                                               ------------------------   ----------------------------
                                                   2001         2000          2001            2000
                                               -----------   ----------   ------------    ------------

Net Revenue                                    $   184,745   $  212,592   $    891,216    $    968,780
Cost of goods sold                                  93,568       70,650        444,617         332,843
                                               -----------   ----------   ------------    ------------
     Gross Profit                                   91,177      141,942        446,599         635,937
Operating expenses:
     Salaries & Wages                              117,793      296,216        400,142         684,898
     Advertising & Promotions                      105,323      683,311        257,260       1,756,018
     Provision for doubtful accounts                73,544        -             73,544           -
     Depreciation                                   19,878       12,591         59,634          30,397
     Rent & Utilities                               25,393       28,095         71,097          75,726
     Professional fees                             157,539      180,222        422,843         361,537
     Other Expenses                                103,298       23,141        175,055         460,990
                                               -----------   ----------   ------------    ------------
         Total operating expenses                  602,768    1,223,576      1,459,575       3,369,566
                                               -----------   ----------   ------------    ------------
Net income (loss) from operations                (511,591)  (1,081,634)    (1,012,976)     (2,733,629)
Interest Income                                          0        1,707              0           2,846
Equity in earnings (loss) of affiliate            (33,868)            0       (104,895)              0
                                               -----------   ----------   ------------    ------------

Income (loss) before taxes                       (545,459)  (1,079,927)    (1,117,871)     (2,730,783)
Income tax (benefit) expense                     (212,729)    (424,420)      (429,310)     (1,047,315)

Net (Loss) Income                              $ (332,730)   $(655,507)   $  (688,561)    $(1,683,468)
                                               ===========   ==========   ============    ============

Basic net income (loss) per common share             (.02)        (.05)          (.04)           (.15)

Diluted net income (loss) per common share           (.02)        (.05)          (.04)           (.15)

Basic weighted number of common shares
 outstanding                                    19,543,178   13,398,948     18,734,602      11,284,185
Diluted weighted number of common shares
outstanding                                     19,543,178   13,398,948     18,734,602      11,284,185

   The accompanying notes are an integral part of these financial statements.

                                        4

                          SEAVIEW VIDEO TECHNOLOGY, INC
                            STATEMENTS OF CASH FLOWS

                                                                    Unaudited
                                                                Nine Months Ended
                                                         September 30,      September 30,
                                                              2001               2000
                                                         ------------       -------------
Cash flows from Operating activities:
    Net (Loss) Income                                    $   (688,561)      $  (1,683,468)
    Adjustments to reconcile net income (loss) to net
        cash provided by operating activities
        Depreciation                                           59,634              30,397
        Amortization of unearned compensation                 228,000              25,000
        Equity in loss of affiliate                           104,895                   0
        Compensation expense of stock issuance to
        employees                                              21,052             137,459
        Compensation expense of stock issuance to
        consultants                                            63,998             271,255
        Deferred income taxes                                (429,312)         (1,073,106)
    (Increase) decrease in:
        AR Trade                                             (198,135)            (44,174)
        Inventory                                            (244,294)           (220,835)
        Employee AR                                                 0             (39,382)
        Prepaid Assets                                        (13,533)            (35,803)
        Income tax benefit                                          0                   0
    (Decrease) increase in:
        Due to Bank                                                 0             (10,412)
        AP Trade                                              362,354             272,704
        Accrued Liabilities                                    (7,075)            (43,562)
        Income taxes payable                                        0              25,795
                                                         ------------       -------------
    Net cash provided by (used) in operating activities      (740,977)         (2,388,132)
Cash flows from Investing activities:
    Additions to property and equipment                            (0)           (407,003)
                                                         ------------       -------------
    Net cash used in investing activities                          (0)           (407,003)
Cash flows from Financing activities:
    Officer(Loan) repayment                                   235,000            (491,293)
    Proceeds from conversion of stock warrants                      0             200,000
    Proceeds from private placement subscriptions
                                                              472,950                   0
    Proceeds from subordinated debentures                           0           3,288,000
                                                         ------------       -------------
    Net cash provided by financing activities                 707,950           2,996,707
    Net (decrease) increase in cash and cash equivalents
                                                              (33,027)            201,572
    Cash and cash equivalents at beginning of period
                                                               41,264                   0
                                                         ------------       -------------
    Cash and cash equivalents at end of period           $      8,237       $     201,572
                                                         ============       =============
    Supplemental Disclosures of Cash Flow
    Information:
    Conversion of convertible debentures to common stock $    200,000       $   2,699,095
                                                         ============       =============
    Conversion of stock warrants to common stock         $    250,000       $     200,000
                                                         ============       =============
    Stock returned as Note repayment                     $    277,757       $           0
                                                         ============       =============
    Receivables from sales of stock                      $    486,450       $           0
                                                         ============       =============
    Cash paid for taxes                                  $          0       $           0
                                                         ============       =============
    Cash paid for interest                               $          0       $           0
                                                         ============       =============

   The accompanying notes are an integral part of these financial statements.

                                        5

                         SEAVIEW VIDEO TECHNOLOGY, INC.
               Notes to Interim Consolidated Financial Statements
                         September 30, 2001 (Unaudited)

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation.  The accompanying unaudited financial statements have been prepared in accordance with prescribed guidance of the
Securities and Exchange Commission ("SEC"), and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principals. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that can be expected for a full fiscal year. The accompanying financial statements have been prepared on the accrual basis of accounting.

     Reclassifications. To conform to 2001 presentation, certain 2000 amounts have been reclassified.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
               Notes to Interim Consolidated Financial Statements
                         September 30, 2001 (Unaudited )

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

     Revenue recognition. Product revenue is recognized when both title and risk of loss transfers to the customer, provided that no significant obligations remain. Provision is made for an estimate of product returns and doubtful accounts, based on historical. As of September 30, 2001, estimated amounts for returns were not considered material.

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

                         SEAVIEW VIDEO TECHNOLOGY, INC.
               Notes to Interim Consolidated Financial Statements
                         September 30, 2001 (Unaudited )

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

3.   INVESTMENTS

     The investment security of $785,023 at September 30, 2001, represents a
     21.23% ownership of capital in Golden Springs LLC, a state of Florida limited liability company.  In consideration for its equity position in
     Golden Springs, LLC, the Company conveyed 150,000 shares of its common stock to Golden Springs, LLC subject to restrictions under Rule 144 of the
     Securities and Exchange Act of 1933, as amended. The resolution approved by the board of directors to issue shares dictated that the shares be replaced by the President and C.E.O.  These shares were contributed in 2001. The investment is accounted for under the equity method. The value of the investment was reduced by $33,868 and $107,775 during the quarter and nine months ended  September 30, 2001,respectively, to reflect the Company's share of Golden Spring's loss for the respective period.

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

     On February 14, 2001, the Company entered into a Consulting and Licensing
     Agreement with Richard L. McBride for the granting of licensing  rights to various patents, patent applications, and provisional patent applications and for consulting services to be provided. This agreement superceded all prior agreements between the Company and Richard McBride, including the
     March 25, 1999 professional services agreement. As a result, the remaining unearned compensation of $40,974 as of December 31, 2000, was recognized as compensation expense during the nine months ended September 30, 2001.

     In exchange for these services and licensing rights, the Company issued to
     Richard L. McBride 1,000,000 shares of the Company's common stock with a value of $743,750, representing $100,000 for consulting services and
     $643,750 for licensing rights. The term of the agreement is through March
     31, 2003 and the initial term of the licensing rights is for fourteen contiguous years. Upon issuance of stock under the agreement, unearned compensation equivalent to the market value of the stock at the date of

                         SEAVIEW VIDEO TECHNOLOGY, INC.
               Notes to Interim Consolidated Financial Statements
                         September 30, 2001 (Unaudited )

     grant is charged to stockholders' equity and subsequently amortized over the period of the agreement and term of the rights. Professional fees of
     $19,829 and $49,752 were recognized in connection with the issuance for the quarter and nine months ended September 30, 2001, respectively.

5.   STOCK ISSUANCE

     Under an employment agreement effective February 01, 2001, 100,000 shares of common stock with a value of $83,125 were issued to a key employee. Upon issuance of stock under the agreement, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity and subsequently amortized over the period of the agreement, two years. Amortization expense of $10,391 and $27,709 was recognized during the quarter and nine months ended September 30, 2001, respectively.

     During the year ended December 31, 2000, the Company issued 397,600 shares of common stock with a fair value of $271,255 as payment for services based on the fair value of the services provided during 2000.  Additional professional fees of $36,581 and $109,743 were recognized during the quarter and nine months ended September 30, 2001, respectively for services provided during this period related to these shares. The remaining unearned compensation associated with these services is $16,342 at September 30,
     2001.

     During the third quarter 2001, 105,000 shares of the Company's common stock were issued as payment for services rendered under the 2001 Consultant
     Services Plan.  Professional fees of $37,800 were recognized based on the fair value of the stock.

     During the nine months ended September 30, 2001, $200,000 convertible debentures and $250,000 stock warrants were converted into 400,000 and
     250,000 shares, respectively, of the Company's restricted common stock.
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

                         SEAVIEW VIDEO TECHNOLOGY, INC.
               Notes to Interim Consolidated Financial Statements
                         September 30, 2001 (Unaudited)

7.   PRIVATE PLACEMENT CAPITAL OFFERING

     During the nine months ended September 30, 2001, 17,042,000 shares of the
     Company's restricted common stock were offered for sale through a private equity placement exempt from registration under Section 4(2) of the
     Securities Act of 1933 and, Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, and representatives of the Company for the purchase of restricted common stock. During the quarter ended September 30,2001, subscriptions for 10,050,000 shares were cancelled, and new subscriptions for 305,000 shares were received.

     During the quarter and nine months ended September 30, 2001 $229,700 and
     $472,950 was received under stock subscription agreements, respectively, in connection with our private placement. A receivable for subscriptions of the remaining shares for $256,750 was recorded as a reduction of equity as of September 30, 2001. Proceeds from the offering are being used to fund operations of the Company.

8.   TREASURY STOCK

     During the nine months ended September 30, 2001, 150,000 shares of the
     Company's restricted common stock were returned to the Company's treasury by a former officer of the Company in accordance with a resolution approved by the board of directors (Note 4). The returned shares were retired by the
     Company. An adjustment for the par value of the shares was recorded to additional paid in capital.

     During the year ended December 31, 2000, the Company accepted several non-interest bearing notes from a former officer of the Company, with a balance of $512,757 at December 31, 2000. The notes were collateralized by
     6.5 million shares of company stock. During the nine months ended September
     30, 2001 $235,000 of the balance was repaid in cash. The remaining balance of $277,757 was repaid through the return of 353,575 shares of the
     Company's restricted common stock to the Company's treasury.

9.   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant to a consolidated class action lawsuit pending in the United States District Court for the Middle District of Florida
     against the Company and Richard L. McBride, the Company's former chief executive officer. Commencing in May 2001, five nearly identical class action lawsuits were filed against the Company and McBride, and, on July
     24, 2001, those lawsuits were consolidated. The plaintiffs' Consolidated
     Amended Complaint was extended and is currently due on December 17, 2001.
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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

A.   Overview

The Company continues the process of positioning the Company for anticipated sales and profit growth. The main efforts focus on the basics of business with emphasis on two key components: building the product; and selling the product.
In addition, the company is reviewing capital financing options to fund increased company operations, production, advertising and marketing.

The initial phase of installing a new accounting system and implementing internal accounting controls have been completed. Efforts are also continuing to develop and implement a budget, planning and forecast process, which contributed in part to the 50.7% reduction in total operating expenses for the 3rd quarter, and which produced an improvement of 52.7% in net income from operations.

Production. SeaView marine products continue to be manufactured and shipped in a timely manner. The necessary projections and arrangements have been made with our contract assemblers and parts suppliers to expand as necessary to meet the demand generated by anticipated orders currently being negotiated by our manufacturer's sales representatives from key retailers. SecureView production became available in May 2001 for the first time. After initial production run product quality testing and fine-tuning of the manufacturing process, the
Company began full production in mid-June 2001. The necessary projections and arrangements have been made with our contract and parts suppliers to provide a consistent flow of SecureView product through April 2002. We also have the capabilities to ramp up and expand unit production to meet the anticipated increase in sales demand as new retailers come on-line and new business is developed. New sourcing opportunities overseas have been investigated. The company is prepared to begin producing initial product overseas when the time is appropriate. Overseas production should allow for more aggressive pricing and promotional strategies while maintaining similar margins. In turn, this strategy should produce an increase in market share.

Sales

The Company sales efforts continue to expand. Our sales strategy consists of a blend of Direct Sales, Retail Partners, Commercial Sales and Government Sales.
In the long term, we expect that Direct Sales for SeaView marine products will contribute less to the overall sales strategy while SecureView products will continue as part of our Direct Sales efforts.

The Retail-Partner sales efforts are driven by the team of fifteen independent manufacturer's sales representatives. The Company plans to continue expanding this team. The team is aggressively cultivating and negotiating new retail partners. The company has been issued vendor numbers by three major retailers and we continue to have several vendor agreements in various stages of processing, and we will announce these new retail partners as they are confirmed. To date, West Marine, Costco, Supercircuits, Inc., SmartHome.com, The
Sports Authority, Jimmy Houston's Fishing Stores, AllProBass.com, Heartland
America, mvp.com, bluelight.com, sportschalet.com, dunhamsports.com,
mcsports.com, oshmans.com, buy.com, faxsports.com, iqvcsports.com, fogdog.com,
gijoes.com, dickssportinggoods.com, gartsports.com, sportmart.com,
boatingchannel.com and SkyMall, Inc. are on the SeaView team of retailers. They join our 700 plus dealers across the United States and overseas in selling and promoting SeaView and SecureView products through various channels. Unified
Marine, Inc. continues as a dealer and teaming partner and is contributing to the growth of this sector. SecureView was formally launched at the August 2001
International Hardware Show followed up by the International Security Conference
& Expo. At both venues, SecureView received media coverage highlighting our product line.

Our Government Sales effort continues to evolve from our GSA listing, police departments, and schools. We continue to move forward on negotiating and closing a Taiwan contract for SecureView product. The closing of any Taiwan contract is not expected until late 2002.

The Commercial Sales sector is the fastest growing area, primarily as a result of the newly developed SecureView Parking Lot Surveillance System. The current independent manufacturer's sales representative's team continues to present and work with major retailers, mall management companies, fast food restaurants and
Fortune 500 companies. Their efforts have resulted in acquiring beta test sites with several significant customers. We expect that these installations will be completed in the first half of 2002 once our customers have completed their capital appropriations approval processes. The sales team presents a powerline security solution to these customers, which includes a Multi-Camera SecureView
System. In addition, we plan to continue to participate in trade shows for Bar
& Restaurant Owners, Building Contractors & Electricians, and Commercial
Security. The most recent show was the American Society of Industrial Security this September. Long term the commercial sales sector is projected to grow into several vertical business operations.

New Products

The SeaMaster Underwater Video Camera features a new state-of-the-art camera board that transitions from color to black & white based on lighting conditions.
The SeaMaster will continue to utilize our patented white infrared technology with the addition of a newly developed zoom function. The SeaMaster System will be positioned as our premier SeaView marine product and is planned to be launched at trade shows in the 4th quarter of this year.

The RS SecureView, AC/LAN and DC SecureView continue to move forward, and are being refined by our research and development team. Efforts have also started to move to digital power line signals versus the current analog. We expect that this will allow for video, voice and data transmissions over the power line.

B.  Results of Operations

     The following table sets forth, as a percentage of net revenue, certain items in the Company's statements of operations for the quarters indicated. The performance of the Company during this quarter is not indicative of future financial results or conditions.

                                     Quarter Ended Sept. 30,    Nine Months Ended Sept. 30,
                                       2001           2000          2001           2000
                                      --------       --------      --------       --------

Net Revenue                            100.0%         100.0%        100.0%         100.0%
Cost of goods sold                      50.6           33.2          49.9           34.4
                                      --------       --------      --------       --------
    Gross Profit                        49.4           66.8          50.1           65.6
Operating Expenses:
    Salaries & Wages                    63.8          139.3          44.9           70.7
    Advertising & Promotions            57.0          321.5          28.9          181.3
    Depreciation                        10.8            5.9           6.7            3.1
    Provision for doubtful accounts     39.8            0.0           8.3            0.0
    Professional fees                   85.3           84.8          47.4           37.3
    Rent & Utilities                    13.7           13.2           8.0            7.8
    Other Expenses                      55.9           10.9          19.6           47.6
                                      --------       --------      --------       --------
    Total operating expenses           326.3          575.6         163.8          347.8
    Undistributed earnings
     (loss) of affiliate               (18.3)           0.0         (11.8)           0.0

Interest Income                          0.0            0.8           0.0            0.3
                                      --------       --------      --------       --------
Income Before Taxes                   (295.2)        (508.0)       (125.5)        (281.9)
Income tax (benefit) expense          (115.1)        (199.6)        (48.2)        (108.1)
                                      --------       --------      --------       --------
Net Income                            (180.1)%       (308.4)%       (77.3)%       (173.8)%
                                      ========       ========      ========       ========

     Net Revenue.  Net revenue decreased 13.1% and 8.0% for the quarter and nine months ended September 30, 2001, from $212.6 thousand to $184.7 thousand and from $968.8 thousand to $891.2 thousand, respectively. The changes were the result of reduced advertising and the company's focus on the retail sector for sales which has been sluggish due to slowing economic conditions and recently exacerbated by world events.

     Cost of Goods Sold.  Cost of goods sold increased 32.4% and 33.6% for the quarter and nine months ended September 30, 2001, from $70.6 thousand to $93.6 thousand and from $332.8 thousand to $444.6 thousand, respectively. This increase was primarily caused by moving larger scale production to third party contractors which we expect will provide a more consistent cost structure in the future.  Cost of goods sold relates to parts and fees paid to outside companies for manufacturing the product and procurement of certain parts and components used in the manufacturing process.

     Salaries and Wages.  Salaries and wages decreased 60.2% and 41.6% for the quarter and nine months ended September 30, 2001, from $296.2 thousand to $117.8 thousand and from $684.9 thousand to $400.1 thousand, respectively. This decrease primarily related to compensation associated with stock issued to key employees. Salaries and wages comprises of inside wages and outside labor.

     Advertising and Promotion.  Advertising and promotion expenses decreased
84.6% and 85.4% for the quarter and nine months ended September 30, 2001, from
$683.3 thousand to $105.3 thousand and from $1.7 million to $257.2 thousand, respectively. This decrease was primarily a result of the company's move to focus on developing mass market retail distribution instead of direct sales advertising and promotions. Advertising and promotions comprises the expense to advertise at boat shows and to advertise in industry magazines. This number also includes postage, printing and travel, attributable to advertising and promotion.

     Provision for doubtful accounts.  The provision for doubtful accounts increased 100% to $73.5 thousand for the quarter and nine months ended September
30, 2001. The increase relates to an allowance for uncollectible accounts placed on aged receivables for the period.

     Depreciation Expense.  Depreciation expense increased 57.9% and 96.2% for the quarter and nine months ended September 30, 2001, from $12.6 thousand to
$19.9 thousand and from $30.4 thousand to $59.6 thousand, respectively. This increase in depreciation expense was caused by previous equipment acquisitions by the company since the comparable prior period. Depreciation on equipment is calculated on the straight line method over the estimated useful lives of the assets ranging from five to seven years.

     Rent and Utilities.  Rent and utilities decreased 9.6% and 6.1% for the quarter and nine months ended September 30, 2001, from $28.1 thousand to $25.4 thousand and from $75.7 thousand to $71.1 thousand, respectively. The changes were the result of the Company's move to a lower rent location. Rent and utilities includes office rent, telephone and utilities.

     Professional fees.  Professional fees decreased 12.6% and increased 17.0%
for the quarter and nine months ended September 30, 2001, from $180.2 thousand to $157.5 thousand and from $361.5 thousand to $422.8 thousand, respectively.
This increase was primarily caused by fees paid and stock issued to consultants and professionals, and fees paid to attorneys and accountants. Professional fees consist of fees paid to various consultants, attorneys, and accountants.

     Other Expenses. Other expenses increased 346.4% and decreased 62.0% for the quarter and nine months ended September 30, 2001, from $23.1 thousand to $103.3 thousand and from $461.0 thousand to $175.1 thousand, respectively. The decrease was the result of reduced research and development costs and product licensing fees along with general cost cutting measures being implemented. Other expenses comprise of cost of research and development, product licensing, insurance, property taxes, bank charges and other miscellaneous expenses.

     Income Taxes. Prior to April 1, 1999, the company had elected S Corporation status under Section 1362(a) of the Internal Revenue Code. Under the election, the stockholders included their share of the Company's applicable taxable income or loss on their federal income tax return. Accordingly, no provision for income taxes was made for periods prior to April 1, 1999. On April 1, 1999, the Company elected to terminate its Subchapter S status in favor of a taxable C Corporation as designated in the Internal Revenue Code. Income tax provisions have been recorded for periods presented subsequent to April 1, 1999. The effective tax rates were 39.0% and 38.4%, and, 39.3% and 38.3%, for the quarters and nine months ended September 30, 2001 and 2000, respectively.

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

Since our inception we have financed our operations primarily through internal cash flow. Since the date of the reorganization, financing has primarily been obtained through debt and equity securities sales. Such securities sales also occurred during the quarter ended September 30, 2001, as set forth in Part II,
Item 2, below

Based upon the Company's anticipated capital needs for the operations of its business, management believes that the combination of the Company's current cash reserves, cash flow from operations, and expected capital financing arrangements should be sufficient to meet the Company's funding requirements to conduct its operations, and further implement its growth strategy plan through at least
2002.

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

     (i)   the successful expansion of the Company in new and existing markets

     (ii)  the Company's new SecureView product;

     (iii) our liquidity and capital resources

     (iv)  our future performance and operating results; and

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

     (ii)  the ability to finance our future growth;

     (iii) any increased competition in business and in acquisitions;

     (iv)  inability to successfully conduct our business in new markets;

     (v)   the continued relationship with and success of our professional association customers and their continued ability to grow in conjunction with our growth;

     (vi)  any inability to meet or exceed analysts expectations in any future period

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
Commencing in May 2001, five nearly identical class action lawsuits were filed against the Company and McBride, and, on July 24, 2001, those lawsuits were consolidated. The plaintiffs' Consolidated Amended Complaint was extended, and is currently due on December 17, 2001. In the five initial complaints, the plaintiffs thereto claimed violations of Sections 10(b) and 20(a) of the
Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In the five initial complaints, the plaintiffs to those actions alleged, among other things, that from March 30, 2000 to March 19, 2001, the Company and McBride
misstated the Company's sales and revenue figures; improperly recognized revenues; misrepresented the nature and extent of the Company's dealer network;
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

Item 2. Changes in Securities and Use of Proceeds.

During the nine months ended September 30, 2001, 17,042,000 shares of the
Company's restricted common stock were offered for sale through a private equity placement exempt from registration under Section 4(2) of the Securities Act of
1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, and representatives of the Company for the purchase of restricted common stock. During the quarter ended September 30,2001, subscriptions for 10,050,000 shares were cancelled, and new subscriptions for
305,000 shares were received.

During the quarter and nine months ended September 30, 2001 $229,700 and
$472,950 was received under stock subscription agreements, respectively, in connection with our private placement. A receivable for subscriptions of the remaining shares for $256,750 was recorded as a reduction of equity as of
September 30, 2001. Proceeds from the offering are being used to fund operations of the Company.

We made the above mentioned issuances and sales in reliance upon Section 4(2)
and Rule 506 of Regulation D of the 1933 Act.

During the third quarter 2001, 105,000 shares of the Company's common stock were issued as payment for services rendered under the 2001 Consultant Services Plan.
Professional fees of $37,800 were recognized based on the fair value of the stock.

Item 6. Exhibits and Reports of Form 8-K.

(a)
        EXHIBIT
        NUMBER          DESCRIPTION

        11.1            Computation of Earnings per Share

(b)     Reports on Form 8-K

        None

                         SEAVIEW VIDEO TECHNOLOGY, INC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St.
Petersburg, State of Florida on November 13, 2001.

                  SEAVIEW VIDEO TECHNOLOGY, INC.

                  By: /s/ George S. Bernardich, III
                  GEORGE S. BERNARDICH, III
                  Chief Executive Officer

                  By: /s/ J.R. Cox
                  J.R. COX
                  Secretary and Treasurer

                  By: /s/ Douglas Bauer
                  Douglas Bauer
                  Chief Financial Officer

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER          EXHIBIT DESCRIPTION

        11.1            Computation of Per share Earnings.

