Form 10-K
period 2001-12-31
SEAVIEW VIDEO TECHNOLOGY INC
filed 2002-04-16
CIK 894536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001
                                       or
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ______ to ______

                         Commission file number 0-23081

                          Sea View Video Technology Inc.
             (Exact name of registrant as specified in its charter)

          NEVADA                                            87-0438640
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

        111 Second Avenue NE, Suite 1600                  33701
              St. Petersburg, FL                       (Zip Code)
   (Address of principal executive offices)

Registrant's telephone number, including area code   727-866-3660

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class               Name of each exchange on which registered
        None                                      None

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          X Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ ]

     As of April 12, 2002, there were outstanding 30,932,096 shares of Common
Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price reported on the OTC Bulleting Board as of April 12, 2002 was $7,114,382.

                       DOCUMENTS INCORPORATED BY REFERENCE

               Documents                                   Form 10-K Reference

Portions of the Proxy Statement that will
be filed no later than 120 days following                 Part III, Items 10-13
the registrants fiscal year end.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                         2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

PART I                                                                       PAGE

PART II

      ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED MATTERS...16

      ITEM 6.  SELECTED FINANCIAL DATA........................................17

      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................31

PART III

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............33

      ITEM 11. EXECUTIVE COMPENSATION.........................................33

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................33

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................33

PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K........................................34

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

     SeaView Video Technology, Inc., (the "Company" or "we" or "our") has made forward-looking statements (within the meaning of the Private Securities
Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of the Company. Words such as "may," "expects,"
"anticipates," "intends," "plans," "believes," "seeks," "estimates," "will,"
"should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the potential loss of material customers; (ii) the failure to properly manage growth; (iii) inability of the Company's products to attain broad market acceptance or increased length of the Company's sales cycle; (iv)
inability of the Company to reduce selling expenses; (v) the impact of competitive products and pricing; (vi) delays in shipping the Company's new products as a result of manufacturing delays; (vii) fluctuations in quarterly operating results as a result of the size, timing and recognition of revenue from significant orders, increases in operating expenses required for product development and marketing, the timing and market acceptance of new products and product enhancements; customer order deferrals in anticipation of new products and product enhancements; the Company's success in expanding its sales and marketing programs, and general economic conditions; and (viii) inability to protect our intellectual property and other proprietary rights; (xi) dependence on key personnel.

                                     PART I

Item 1.  Business.

General Development of Business:

The Company was originally incorporated as Gopher, Inc. in the State of Utah on
April 16, 1986. In order to change our domicile, we were reorganized under the laws of Nevada on December 30, 1993. On March 24, 1999, we entered into a reorganization agreement with SeaView Underwater Research, Inc. ("SeaView
Florida"), a privately held Florida corporation(the "reorganization"). At the time of the reorganization, we were a non-operating company whose common stock was not publicly traded. We were, however, subject to the reporting requirements of the Securities Exchange Act of 1934. In connection with the reorganization, we issued 5,000,000 shares of our common stock to SeaView Florida's shareholders in exchange for 100% of SeaView Florida's outstanding shares of common stock and
$250,000 cash. For accounting purposes, the reorganization was treated as a recapitalization.

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

On February 2, 2000, we changed our name to SeaView Video Technology, Inc.

Our Business, Segments and Products:

We are engaged through our Marine Products Segment in the marketing and sale of underwater video cameras, lighting and accessories principally to retail sporting goods businesses throughout the United States. We are also engaged through our Security Products Segment in the development, marketing and sale of proprietary video security network devices and consumer electronic products, that utilize patented technologies, licensed by the Company, to retailers, commercial businesses and original equipment manufacturers throughout the
United States.

Marine Products Segment

The original SeaView camera (designated "Offshore Series") was conceived as a lower-price alternative to expensive "scientific" submersible cameras. This innovative design was introduced into the national marketplace in 1998. The flagship product was quickly followed by smaller and lighter variations ("Mini
SeaView," "SuperMini") and is produced in both standard black-and-white and optional color versions throughout the model range. Complete ready-to-go systems also include a proprietary viewing hood, a TV monitor, proprietary brackets, a kit of connectors, adapters, and power supply components, and a carrying case.

SeaView cameras differ from other underwater video devices due to our patented design, and our exclusive (patent pending) infrared-enhanced video system. In
October of 2001, we introduced new technology under the brand name "SeaMaster,"
which extends the advantages of infrared to a dual-mode video chipset, capable of seamless color-to-black-and-white performance within a single camera housing.
The new technology also incorporates a built-in zoom function, and offers superior low-light and low-noise response. The SeaMaster product family is positioned as a premium line and priced above the original SeaView product family.

We also offer accessory products to enhance the performance and functionality of our underwater cameras. "SeaLite" is a high-output DC-powered lighting device for attracting baitfish, night fishing, and general underwater illumination.
"Trak-View" is a video accessory, which reproduces GPS data on-screen in conjunction with an external GPS receiver, and a SeaView camera or other video device.

Principal Markets for Marine Products

Underwater cameras appeal to (i) recreational boaters, anglers, and divers; (ii)
treasure hunters; (iii) professional divers in law enforcement, rescue, and recovery; (iv) marine trades, such as commercial fishing, surveyors, contractors, and boatyards; and (v) marine education and research, including environmental and conservation groups. Governmental entities at the local, state, and national levels also utilize underwater cameras in primarily the same applications as groups (iii) and (iv).

The primary market geography encompasses all of North America and Canada, plus areas of Central and South America, Caribbean, and Pacific Islands utilizing the
NTSC television format. Special-order products for the CCIR (PAL) television format are available in small quantities for customers in other parts of the world.

Methods of Distribution for Marine Products

We began marketing through direct response in 1998. In 2000, we intensified our efforts to build a network of independent dealers and retailers while continuing to sell direct-to-consumer at boat shows, through magazine advertising, and on the Internet. During the year ending December 31, 2001, we developed new relationships with chain retail, specialty catalog, and e-commerce merchants to broaden and strengthen our selling base. Further expansion in this area is directed toward mass-market retailers in the marine, sporting goods, and discount store categories.

We consider 2001 to be transitional, as we migrated from a direct to customer and small-retail model to a more conventional wholesale-distribution model.
Channel building, branding, infrastructure implementation, cost reduction, and volume pricing are the major components of this strategy.

Marine Products Segment Status

The Marine Products Segment is the more mature segment of our operation. While technological improvements such as SeaMaster are adopted as they occur, video technology has remained relatively stable in the last several years. Ongoing research and development of new marine products continues, but we believe the capital needed for these efforts will not require a materially significant commitment of our assets.

Our strategy with the new SeaMaster product family is two-fold: The premium product and exclusive advanced technology are a comfortable fit with the upscale sport and catalog retailers, which in turn allows our mature original products to appear at lower price points in high-volume and discount-store venues. The
SeaView brand has been well positioned for several years, and we believe that we can capitalize on that awareness through extensive placement with volume retailers.

Sources and Availability of Material and Production

We own the molds and tools for the production of our proprietary housings and components. Our camera technology is based on specifications derived in-house and produced by third-party vendors. Sources for plastic raw material, the camera technology, and various component parts and system contents all are well-developed. We have at least one alternate source of supply for each key non-proprietary item. Competitive pricing amongst similar suppliers aids cost control and preserves margin. Additional initiatives are already in place for the high-volume production required for mass-market time sensitive delivery. Key vendors are encouraged to play a partnership role in assuring both high quality and rapid response to changes in production volume.

Intellectual Property--Marine Products

We hold the exclusive rights to the following items relevant to the Marine
Products Segment:

     FL TM        SeaView (Trademark)                     12-17-98
     PATD         Underwater Camera (Patent)              06-22-99
     COPY         SeaView Brochure (Copyright)            01-11-99
     PATU         Submersible Video Camera (Patent)       06-10-99
     PATD         Underwater Camera (Patent)              12-28-99
     PATD         Video Monitor Hood (Patent)             04-11-00
     FED TM       SeaLite (Trademark)                     06-30-99
     PATD         Camera Housing (Patent)                 07-25-00
     FED TM       SeaView (Trademark)                     01-16-01
     (Additional Patent Pending)

We were granted an exclusive unlimited license, extending through the year 2014, under an agreement in February of 2001 with Rich McBride, our founder and the inventor of the technology. The McBride estate became the licensor upon the death of Rich McBride in October of 2001. At December 31, 2001, the license was fully paid and in good standing. The company has no ongoing maintenance obligations attached to this license. Refer to Part IV, Item 14, Notes to financial statements, Note 9.

Marine Products Seasonality, Industry Practice

The geographic distribution of favorable fishing and boating weather minimizes the seasonal impact of our marine products business. As we move further into the wholesale-distribution model, volume shipments to retailers' distribution centers are creating steady flow patterns, rather than peak-and-dip cycles. We offer a two-year warranty (one year replacement, one year parts) on our marine camera products. We also offer refurbishment services on a time and material basis, for products out of warranty.

At the present time, no single customer accounts for more than 10% of our revenue. Orders are shipped promptly upon receipt, with minor fluctuations typical of ordinary business conditions.

Our marine products have been available to purchasers with GSA authority since mid-year of 2000. These listed products, brokered by an 8-a certified teaming partner, do not generate volume of a material nature at this time. Other governmental entities without GSA authority purchase direct from us via purchase order. The Marine Products Segment has no large volume or long-term contracts of a material nature with any government entity.

Competition

Underwater video is a niche market that has become increasingly competitive in the last two years. Few barriers to entry exist for new competitors in the direct-response market. Further, many of the newer designs are similar to one another. We remain confident in the strength of our patents and the validity of our designs, especially our proprietary infrared advantage. We believe that we continue to be the leader in the saltwater video market. Our major competitor in the freshwater video market presently enjoys a geographic advantage in the upper Midwest and a good position in marine specialty stores and catalogs, which minimize discounting and price erosion.

Security Products Segment

Through our Security Products Segment, we develop, market and sell proprietary video security network devices and consumer electronic products that utilize patented technologies, licensed by the Company, to retailers, commercial businesses and original equipment manufacturers throughout the United States.
The trademarked name, "SecureView," is the key brand identifier for a range of our security products incorporating the Induction Radio-Frequency System (IRFS), a technology which enables video transmission over AC and DC electrical conductors. IRFS is categorized within a larger industry segment commonly referred to as Power Line Communications (PLC).

The Powerline Concept

Electrical wiring is nearly universal, present in practically every building constructed in the past century. The reach and ubiquity of the power grid stretches from major metropolitan centers to rural areas.

Within the walls of a single structure, the topology of an electrical distribution system is a network of wiring which branches into every room within the structure.

The concept of Powerline Communication ("PLC") was born early in the history of electrification. Scientists and engineers recognized the potential value of "the grid" as a channel for more than just electricity. Until the arrival of transistorized circuitry, their concepts were unreachable. Once thought to be valuable only to utility companies, PLC technologies began to emerge on the open market, and formed the core of several consumer and industrial initiatives.

In 1999, our founder, Rich McBride, conceived a surveillance camera utilizing the form factor of a common flood lamp. The combination of PLC technology and video surveillance proved to be a perfect fit in the emerging home-security marketplace. SecureView, the "powerline camera in a light bulb," was introduced in 2000 and began shipping in quantity in the spring of 2001.

Unlike previous PLC applications, SecureView communicates on the power line in a way that ignores the sinusoidal line frequency and line voltage on the wire. The video signal is modulated, then coupled to the electrical wire via a proprietary device. At the receiving end--basically anywhere within the home--the same component couples to a demodulator circuit. The video signal output is standard line-level format, compatible with any TV or VCR. No additional components are needed; installation is as simple as screwing in the light-bulb camera and plugging in the receiver.

The power line, while ubiquitous, is not uniform in its characteristics--and in fact is a "moving target" whose characteristics vary over time. We can offer compelling arguments, based on fundamentals of physics, that our IRFS technology is the only wideband-capable PLC technique that produces consistent results in the shape-shifting environment of the power line. Further, the technology is eminently portable, performing equally well on AC voltages, DC voltages, or unpowered conductors.

Principal Security Products

Principal products in this Segment fall into two subcategories: Consumer
Security Products and Commercial Security Products.

Consumer Security Products--Description and Status

The light-bulb camera is currently retailing in two form factors, one for indoor use and one for outdoor use. The outdoor model is weatherproof. A "box set"
adaptation enables the end-user to connect an external video camera to the IRFS transmitting device, with the receiver-decoder "back end" unit identical to that of the light-bulb-camera system. The "box set" adaptation and "raw-board" IRFS circuitry are available to qualified OEMs and VARs within the trade, for inclusion in their own customized offerings. Additional products are in the development pipeline now. Applications include security surveillance for home and small business; baby monitor; nanny-cam; and "look-in" remote viewing via dial-up or Internet (utilizing PC accessory kits now available through the aftermarket).

Principal Markets--Consumer Security Products

For the past several years, analysts in the security-products industry have targeted video surveillance ("CCTV") as the fastest-growing segment of the market. Traditionally, CCTV surveillance has been included in the security plans of businesses large and small. Most businesses purchase CCTV equipment either from a specialized CCTV contractor or as a part of a broader alarm and security package from an integrated-systems vendor.

The technology has been slow to trickle down to the small business and consumer sectors, in part due to the relative complexity of installation. This is especially true in retrofit installations. While new home construction can include the cabling for CCTV as a part of the homebuilding schedule, existing construction requires substantial drilling and labor to achieve the same result.
Further, once the wiring is in place, moving a camera involves the relocation of the associated wiring.

Our SecureView consumer product, the "powerline camera in a light bulb,"
overcomes these issues by using the bulding's electrical wiring to deliver live video from the camera to any TV or VCR. The "plug and play" simplicity of installation and the ubiquity of the power line give our consumer products a unique advantage.

Retailers and mass merchandisers have realized that products with complex installation procedures may not "stay sold," since many do-it-yourselfers lack the technical skill necessary to successfully install the product. Thus there is a general lack of security and CCTV products in the mass retail channel.

The SecureView light bulb camera and its future sister products supply a unique opportunity to these retailers, enabling them to sell high technology, simplicity, and convenience in a single package.

In 2001, we were able to accomplish product placement with several significant specialty-catalog retailers, most notably SuperCircuits and SmartHome. While these venues did not produce high sales volumes, they provided valuable feedback for subsequent efforts to place and price our products. We then developed additional markets through online e-tailers, including SkyMall, Costco.com (an affiliate of Costco Wholesale), and several others.

We received excellent exposure in 2001 from Popular Science Magazine, Popular
Mechanics Magazine, and ABC News Good Morning America, who publicized our light-bulb camera in new-product feature stories.

We have have early contact with large retail chains, home-improvement chains, electronic-specialty chains, and discount-store chains. Current efforts focus on completing our pricing structure so that we can move forward with these customers.

Commercial Security Products -- Description

Our commercial products segment comprises three categories: Alternating-current
PLC video products incorporating our IRFS core technology; direct-current PLC products incorporating our IRFS technology; and conventional video surveillance products for specific applications in government and law enforcement.

Principal Markets--Commercial Security Products

Potential customers for our commercial products include multi-unit housing and lodging complexes to warehouses and distribution centers, to malls and stand-alone mass retailers, and many others. Within each segment, specific needs arise. IRFS technology is quickly adaptable to engineered solutions within these segments. Perhaps the most exciting presently is the problem of retrofitting video surveillance in retail store parking lots. Conventional cabling requires significant expense, cutting through pavement to bury the cables. Worse, the perforation of the pavement creates a never-ending maintenance nightmare with the paving itself. A powerline-based solution, in contrast, requires none of these expenses.

The concept of a "camera without wires" is also of great interest to retailers whose shrinkage and theft "hot zones" move frequently within a store.

Schools and other public agencies have a need for additional video security, but limited budgets. A further constraint in retrofitting conventional cabled systems is the expense and interruption of pulling wire. IRFS-based video systems are a cost-effective means of adding video security, and allow more flexible deployment based on changing needs.

Risk management and operator safety are two of the top concerns in the transportation industry. Our DC-operated IRFS solutions allow tractor-trailer operators and RV drivers to operate safely with expanded rear views.
Opportunities are great in both OEM and aftermarket.

A heightened awareness of security issues in the aftermath of September 11th has generated increased interest in our VIC Vehicle Inspection Camera. A military agency purchased samples following extensive testing in 2001. We have received subsequent requests for additional evaluation units from other government agencies. The VIC design was upgraded to include new dual-mode video chipset technology and improvements to the mechanical design. VIC is GSA listed through our teaming partner, New Technology Management Inc., an 8-a certified contractor.

Methods of Distribution--Commercial Security Products

We sell parking-lot and in-store systems and components as engineered solutions, directly to end-users. The VIC camera is available direct and through government purchasing channels. We believe that direct distribution will remain the preferred method for most of our commercial products in the near term.

Commercial Security Products--Status

SPLSS (SecureView Parking Lot Surveillance System) beta sites are currently operating locally, as field laboratory sites under open work orders from
Wal-Mart Stores Inc. and Target Inc. Site surveys requested by other national merchants are being conducted or scheduled. At present, products are engineered solutions, with a high level of site-specific integration. Field laboratory data provides the basis for improvements and revisions geared toward a line of modular products which can be universally deployed in a number of similar environments.

In-store loss-prevention testing is underway for two large retail chains, each incorporating different system requirements.

Proof-of-concept units using DC IRFS technology are in the hands of several original-equipment and aftermarket companies with direct connections to the trucking industry. These prospective customers will require specific features
(such as integration with their own proprietary camera modules). These customers each service thousands of vehicles per year.

Our PLC data initiative has been ongoing since early 2000. While others seem content to take the "whatever we can get" approach, we understand that true data connectivity must require a minimum 100-megabit capacity, and we are focusing our energies to that end.

Ongoing research and development efforts are directed toward developing modular components and on-site measuring equipment, with a goal of minimizing the amount of technical expertise required to perform a successful commercial installation.
The benefits are obvious: Electricians and customer personnel can easily deploy our products without the on-site presence of our field engineer.

This comprehensive effort, combined with the need for extensive development in the PLC data space, require expenditures which could be significant. We expect some development funds to flow into R&D from large customers with specific requirements. A flexible scheduling program can respond quickly to additional opportunities. As we progress, more modular components will become available and the demand for specifically-engineered solutions will decrease.

The VIC Vehicle Inspection Camera is a production unit, shipping from stock.

Competition

Because we are the only manufacturer of our patented IRFS technology, we effectively have no direct competition. Our technology has competitive advantages over other application alternatives in the marketplace such as permanently installed ("hard-wired") CCTV systems, which are burdened by high installation costs and limited flexibility of usage.

Competition in the consumer marketplace exists primarily in the over-the-air
"wireless video" category. Most competitors in this "wireless" space are small companies, and product performance is typically poor.

In commercial and high-end applications, more robust over-the-air products are available; but they cost much more and typically involve a contractor or VAR with sufficient technical skill. Ultimately, they cannot offer the advantages inherent in IRFS technology.

Sources and Availability of Material and Production

We own the molds and tools for the production of our proprietary housings and components. Our camera technology is based on specifications derived in-house and produced by third-party vendors. Sources for plastic raw material, the camera technology, and various component parts and system contents all are well-developed.

Certain low-cost stampings and parts are purchased in bulk from suppliers who run the part once per year. We anticipate our current supply of these parts to be sufficient for the next 12 month period.

We received notice in December 2001 that two integrated-circuit semiconductor parts used in our security products were to be discontinued in 2002. We entered into negotiations to ensure an adequate supply of these parts based on our forecasts for 2002 production. The uncertainties of actual material-in-process at the chip manufacturer, the actual closing date of chip production, and the availability of wafers and dies which could be finished by a third party, were not fully defined as of the filing date. Our ability to manufacture once the supply of these materials has ceased, is subsequently dependent on our ability to identify alternate parts or acquire the means to transfer production of the current parts to a different manufacturer. We are reasonably confident that the discontinuation will not materially affect our ability to produce finished goods; however, there may be significant changes in the amount of capital required to secure the chip inventory. (See Liquidity and Capital Requirements.)

Intellectual Property--Security Products

We hold exclusive rights to the following patents and trademarks relevant to the
Security Products Segment:

     FED TM    SecureView (Trademark)                                  02-28-00

     PATU      Video Camera Utilizing Power Line Modulation (Patent)   05-15-00

     PATD      Video Camera Housing (Patent)                           12-26-00

     PATD      Infrared Illumination Device Housing (Patent)           12-19-00

     PATD      Video Camera Housing (Patent)                           12-26-00

     PATU      Vehicle Inspection Camera (Patent)                      01-22-01

We were granted an exclusive unlimited license, extending through the year 2004, under an agreement in February of 2001 with Rich McBride, our founder and the inventor of the technology. The McBride estate became the licensor upon the death of Rich McBride in October of 2001. At December 31, 2001, the license was fully paid and in good standing. The company has no maintenance obligations attached to this license. Refer to Part IV, Item 14, Notes to financial statements, Note 9.

Eight other patents, and additional patents pending, are secured through third party licensing agreements. At December 31, 2001 the licenses remained in good standing.

Seasonality, Industry Practice

Security is for the most part a non-seasonal industry. For manufacturers, certain times of the year may generate increased order flow. At this stage of market development, we are confident in our ability to meet anticipated demand.
The ability to meet demand could be affected by other mitigating factors, such as component availability (see "Sourcing and Availability," above) and working capital (see "Liquidity and Capital Resources," in Item 7 of this document).

We have initiated an expansion of our EDI capability, to ensure the quickest possible response to large retail customers. In planning for volume production, we have structured delivery of finished goods as a direct point-to-point transfer between the final assembly point and the customer's warehouse. In some instances at the early stages of the order cycle, we may utilize a fulfillment service to expedite part of the distribution process. We do not anticipate a significant long-term impact on product cost as a result of this activity.

At the present time, no single customer, or group of customers under common control, represents sales equal to 10 percent or more of our consolidated revenues.

Financial Information About Industry Segments:

See Note 11 to our financial statements, included on pages F-1 to F-31 for financial information about our industry segments.

Employees

We lease our sixteen employees from an unrelated employee-leasing company. We also have commissioned-sale arrangements with ten Manufacturer's Sales
Representatives, each operating as an independent contractor, servicing all channels of distribution.

Item 2.  Properties

The Company leases approximately 3,500 square feet of corporate office space from Transcontinental Plaza Inc. The Company leases this space on a month-to-month basis and has no lease commitments beyond a 90 day notice.

The Company also leases approximately 1600 square feet of space for its SeaView product assembly operations on a month-to-month term from one of the Company's contract assemblers. The Company leases offsite storage on a temporary, as needed basis.

The Company believes that its existing facilities are adequate for its current needs and that additional new or additional space will be available at current market rates. The Company has begun the process of planning new space in light of anticipated growth and expects to make a decision as to its future needs by mid-year 2002. The Company does not anticipate any difficulty in renewing or obtaining suitable leased space for its operations.

Item 3.  Legal Proceedings

Class Action Lawsuit:

The Company is a defendant to a consolidated class action lawsuit pending in the
United States District Court for the Middle District of Florida against the
Company and Richard L. McBride, the Company's former chief executive officer.

Commencing in May 2001, five nearly identical class action lawsuits were filed against the Company and the Company's President and CEO, Richard McBride, and,
on July 24, 2001, those lawsuits were consolidated. In the five initial complaints, the plaintiffs thereto claimed violations of Sections 10(b) and
20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In the five initial complaints, the plaintiffs to those actions alleged, among other things, that from March 30, 2000 to March 19, 2001, the
Company and McBride misstated the Company's sales and revenue figures;
improperly recognized revenues; misrepresented the nature and extent of the
Company's dealer network; falsely touted purported sales contracts and agreements with large retailers; misrepresented the Company's ability to manufacture, or to have manufactured, its products; and misrepresented the
Company's likelihood of achieving certain publicly announced sales targets. The consolidated amended class action complaint was filed in December 2001. As amended, the consolidated complaint seeks compensatory and other damages, and costs and expenses associated with the litigation and now seeks relief against
James Cox also on the same grounds as the claims against Seaview and McBride. In
February 2002, Seaview filed its motion to dismiss. The plaintiffs responded to the motion to dismiss in early April 2002. The effect of this action on the company's financial position cannot be assessed with any degree of accuracy.

Securities and Exchange Commissions Investigation:

The Division of Enforcement of the Securities and Exchange Commission
("Division") has commenced an investigation of certain matters related to the
Company's financial results and common stock performance during 2000. The
Division has not made any claim or assessment against the Company, nor have they threatened the Company with litigation. However, the Division is empowered with the ability to recommend some type of enforcement action against the Company as a result of their investigation. We are unable to predict the outcome of the investigation at this time.

Aside from the legal proceeding and regulatory action described above, there are no other actions other than routine litigation arising in the ordinary course of business. We do not believe that the results of these other actions will have a material adverse effect on our financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board (OTCBB) under the symbol
SEVU. Our common stock has been quoted on the OTCBB since April of 1999. Our common stock is not listed or traded on Nasdaq or a national securities exchange. The high and low per share price of the our Common Stock is as follows:

         2001                           Low              High

               First Quarter           $0.72             $5.19
               Second Quarter          $0.20             $1.84
               Third Quarter           $0.27             $0.75
               Fourth Quarter          $0.27             $1.35

         2000                           Low              High

               First Quarter           $1.22            $21.25
               Second Quarter          $8.13            $14.75
               Third Quarter           $7.75            $13.25
               Fourth Quarter          $1.88            $11.56

The bid prices reported for these periods reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions. The closing bid price per share as of April 12, 2002 was $0.23.

We have approximately 30,932,096 shares of our common stock outstanding.

Holders

As of April 12, 2002 we had approximately 1,316 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Issuance Of Unregistered Securities

2001 Transactions:

8,937,000 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the
Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, and representatives of the Company for the purchase of restricted common stock. Proceeds from the offering amounted to
$975,700.

The Company issued 676,500 shares of restricted common stock to consultants as compensation for consulting services, which contained various vesting terms and conditions. The restricted common stock was valued based upon the trading market prices on the dates of issuance, or $800,055 in the aggregate. Compensation expense of $372,070 was immediately recorded upon issuance and an additional
$297,483 was amortized during the period from issuance through year-end.

The Company issued 765,000 shares of restricted common stock to employees as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $368,550 in the aggregate.

The Company accepted several notes from an officer, with a balance of $512,757 at December 31, 2000. The notes were collateralized by 6.5 million shares of common stock. The loan was repaid during the second quarter of 2001 with
$235,000 cash and 353,575 shares of common stock, which were recorded, at the cost of $277,757.

2000 and 1999 Transactions

Under advisement from our independent auditor, a change in presentation of these transactions was adopted for this Form 10-K. See Part 4, Item 14, Financial
Statements and accompanying Notes to Financial Statements numbers 5, 7, and 9, incorporated herein by reference.

Item 6.  Selected Historical and Pro Forma Financial Information.

The following selected historical and pro forma financial information for the years ended December 31, 2001, 2000, 1999 and 1998 has been derived from the audited financial statements of Seaview Video Technology, Inc. The Company commenced operations in 1998. This historical and pro forma financial information should be read in conjunction with "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and the Financial
Statements and other financial information included elsewhere in this Annual
Report on Form 10-K.

             SELECTED HISTORICAL AND PRO FORMA FINANCIAL INFORMATION

                                                Year Ended December 31,
                                     2001          2000          1999          1998
---------------------------------------------------------------------------------------
                                               (RESTATED,3)
OPERATING DATA:
Net revenue                           732,401     1,130,653     1,029,774       635,486
Net (loss) income                  (2,829,836)   (3,643,783)       47,023       122,774
Pro forma net income (2)                  -             -          26,951        87,898

Earnings per share:
Basic net (loss) income                 (0.13)        (0.30)         0.01          0.02
Diluted net (loss) income               (0.13)        (0.30)         0.00          0.02
Pro forma basic net income (2)            -             -             -            0.02
Proforma diluted net income (2)           -             -             -            0.02
Dividends paid                            -             -             -             -

Common shares used for
earnings per share:
              Basic                21,193,616    12,051,616     7,105,644     6,000,000
              Diluted              21,193,616    12,051,616     9,728,197     6,000,000

                                                     At December 31,
                                     2001          2000          1999          1998
---------------------------------------------------------------------------------------
                                               (RESTATED, 3)
BALANCE SHEET DATA:
Working capital                       (23,235)      528,286        91,622        74,228
Total asssets                       3,135,692     1,521,322       323,949       170,458
Stockholders' equity                2,154,723     1,041,439       259,975       170,458

     (1)  As discussed in Note 2 to the financial statements, included elsewhere herein, the Company has incurred recurring losses and has a working capital deficiency. These conditions raise substantial doubt about the
          Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     (2)  Prior to April 1, 1999, the Company had elected S Corporation status under Section 1362(a) of the Internal Revenue Code. Under the
          election, the stockholders included their share of the Company's applicable taxable income or loss on their federal income tax return.
          Accordingly, no provision for income taxes had been made. On April 1,
          1999, the Company terminated its Subchapter S status. Accordingly, pro forma net income, and earnings per share have been included in the selected historical and pro forma financial information, as well as on the face of the historical income statement, included elsewhere herein, for the period presented prior to April 1, 1999.

     (3)  The 2000 financial statements have been restated to provide valuation allowances of $1,439,322 against deferred tax assets principally related to net tax operating loss carry forwards. The restatement is necessary because, in the opinion of management, evidence as to the recovery of the deferred tax asset, principally projections of future taxable income, does not rise to the "more likely than not" criteria set forth in Financial Accounting Standards No. 109, Accounting for
          Income Taxes. The 2000 financial statements have also been restated to reduce the original  valuation afforded the contribution of the Golden
          Springs LLC ("Golden") equity investment from $1,027,500 to $146,200.
          The original valuation was based upon a discounted value of the
          Company's common stock that the former Chief Executive Officer personally committed to Golden in exchange for the equity investment.
          Using the context of Accounting Principles Opinion No. 29, Nonmonetary
          Transactions, as it relates to nonreciprocal transfers from owners, management has made its best estimate of the value of the investment received, based upon all available evidence. Since, at the time of the contribution of the investment to the Company by the Officer, Golden was in its development stage, with uncertain prospects, and its assets, which consisted primarily of fully debt-encumbered real estate, the revised fair value estimate was based upon the Company's ownership in the net equity contributions of Golden. That is, based upon what others were investing in Golden at that time. The Golden restatement had no effect on the Company's 2000 results of operations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
of Operations.

Year 2001 Overview

The Company began the year 2001 in controversy. By February, facing an SEC inquiry, the Board agreed to the resignation of Founder Rich McBride and the installation of a new executive management team. In our Annual Report on Form
10-K/A for the year ended December 31, 2000, filed in April of 2001, management defined its objectives: we would emphasize sales and production; we would improve the quality of our internal controls and procedures for tracking and recording business transactions; accurately report our financial position; and
direct the Company's efforts to efficiently capitalize the next stage of growth.

These strategies were already in motion and gathering momentum. We added independent manufacturers' sales representatives to our team; we initiated contact with several large retail chains in both marine-product and consumer-electronic markets. We negotiated lower cost, higher volume orders for materials and components we knew we would require to sustain larger orders and prompt delivery. We negotiated the first volume manufacture of our long-anticipated SecureView cameras.

Five class action lawsuits were filed against the Company and its former CEO, just as new management was working to develop plans for funding long-range manufacturing plans. The Company retained counsel to represent its interests, and set out to put the past behind us. The burden was significant in both time and resources.

Our new MSRs were well-acquainted with buyers for retail, wholesale, and the trade. But large customers remained skittish over the uncertainties of the
Company's legal battles.

With SecureView product finally available in volume, our sales team successfully opened new retail channels with online stores, specialty catalogs, and click-and-mortar resellers. End-user response was encouraging. We knew the next step was to scale our production and cut our cost; only then could the Company grow on volume. We began plans to move forward once long-term financing could be engaged.

Management understood the importance of resolving the conflicts and issues of
2000, and realized the path to long-term financing lay on the other side of that resolution. In the third quarter of 2001, we finalized our decision to fund our intermediate capitalization needs through a private equity placement.

Our marketing focus shifted from direct-to-customer sales, to making inroads with potential volume customers for both the marine product segment and the security product segment. We curtailed our boat-show schedule and selected trade-show venues that would maximize our product exposure to the security industry, along with our first appearance at CES, the world's largest venue for consumer electronic products.

Research and Development efforts proceeded vigorously. The R&D team achieved completion in 2001 of the SeaMaster camera for the marine product segment. In the security product segment, we began development process on our DC version for a January 2002 deadline, completed pre-production prototypes of consumer and commercial products with color and audio, and launched our most significant development, the SPLSS parking-lot video system. While initial discussion specifications indicated minor modifications to our existing PLC designs, field data overwhelmingly demanded that a new application be built from scratch. The same focus and energy that enabled us to develop the light-bulb camera from a raw idea to a working model in a matter of months, was applied to the parking-lot requirements, resulting in first-generation systems in the field in less than 90 days. Several generations later, the lessons learned are proving invaluable. We are creating a totally modular commercial solution with the same ease of integration that characterizes our consumer products. These design enhancements improved the performance of our SPLSS products, optimizing the transmission of the IRFS signal in the toughest of environments. These improvements, scalable to the entire security product segment, expand our marketplace and extend the marketability of these products.

Early in the fourth quarter of 2001, we entered into a confidential memorandum of understanding with a multi-national electronics conglomerate. Discussions centered around our SecureView consumer products, and the other party's extensive distribution network encompassing more than 12,000 retail locations.
Part of the memorandum required us to refrain from entering into agreements with any retail chain or discount store serviced by the other party. The hiatus extended through the end of 2001. In light of the potential benefit to the
Company inherent in such a distribution partnership, management considered the hiatus as a reasonable request, but opted for discontinuation of the conditions if negotiations were not successfully concluded by the term set forth in the memorandum. The parties agreed to mutual non-disclosure of the agreement's terms. At the end of the negotiating period, management was not comfortable with the degree of progress to extend the hiatus or the negotiating period. While an interest in doing business remains between the Company and the other party, we are uncertain that an outcome might be reached in the foreseeable future.

As a result of the hiatus imposed by these negotiations, and the negative economic climate from mid-September onward, many of the prospective sales we anticipated in the fourth quarter were deferred or postponed. As signs of recovery persist, we believe that retailers are once again willing to open their shelves to our products.

While the focus of 2001 was in building infrastructure, process management, and product improvement, we also succeeded in developing several significant relationships. These new relationships should serve as building blocks for growth in 2002 and the future. During the first part of 2002, the field rep group began introducing various retail and commercial products to large, multi-location businesses. As a result of these introductions, we currently have in place 3 retail tests and 11 commercial tests. The status of these 14 tests range from the proof-of-concept stage, to awaiting final approval and roll out.
All 14 of these tests, while started in 2001, will conclude in 2002.

Liquidity and Capital Resources
During fiscal year ending December 31, 2001 the Company funded its losses from operations through three sources:

1.   On April 10, 2001, the Board of Directors approved the offering of shares of the Company's restricted common stock for sale through a private equity placement, exempt from registration under Section 4(2) of the Securities
     Act of 1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, and representatives of the Company. On
     October 10, 2001, the Board of Directors resolved to expand the private equity placement to include accredited investors desiring to purchase shares of the Company's restricted common stock. During the fiscal year the
     Company raised $975,000 in capital through its private equity placement offering. It has subsequently raised an additional $170,000 in fiscal year
     2002.

2.   The Company received $235,000 of cash proceeds relating to several notes receivable from an officer, with a balance of $512,757 at December 31,
     2000. The remaining balance was repaid during the second quarter of 2001 with 353,575 shares of the Company's common stock, which were recorded at the cost of $277,757.

3.   The Company's operating liabilities increased in the amount of $601,000.
     Accounts payable (trade) increased $421,300, accrued liabilities increased
     $131,500, and deferred revenues increased $48,200.

During fiscal year ending December 31, 2001 the Company's primary uses of cash were to fund general operations, build salable inventories, which increased by
$453,600, and fund accounts receivable, which increased $63,200. The Company also advanced the estate of Richard McBride $93,900 which represents various expenses paid by the Company on behalf of McBride and the estate. Refer to page
F-22, Note 9 of the Company's audited financial statements.

The Company currently has no material commitments for capital expenditures.
However, there are two areas where the management expects significant resources may be required:

     (i) Because the Company contracts its manufacturing with third parties, and its selling efforts are focused on large retailers, it is expected that additional working capital will be needed to finance the manufacturing of large customer purchase orders, when received.

     (ii) As previously referenced in Item 1, Security Products Segment,
     "Sources and Availability," the discontinuance of two integrated circuit semiconductor parts used in the manufacture of our security products, may require the Company to make advance purchase commitments to wholly satisfy
     2002 production requirements. It is difficult for management to quantify the amount of these potential commitments, due to the difficulty in forecasting customer orders in the various new markets recently entered.
     The Company currently owns in inventory, or can access through third party distributors, enough of these particular parts to support a significant increase in revenues over the 2001 fiscal year results. The key factor from a capital standpoint is management's ability to successfully negotiate the lowest possible price for the greatest number of components, with the upfront commitment of the least amount of resources.

During 2001, the new management team was forced to address a non-public SEC inquiry (see Part I, Item 1, "Significant Events") and a class action lawsuit
(see Part I, Item 3, "Legal Proceedings") which stemmed from prior-year activities. Management determined that its resources were best used in resolving these issues, prior to seeking long-term financing to execute its new business plan. The private equity placement, as outlined above, was initiated to generate the working capital needed to finance the Company's operations while these matters were being resolved, and devoting a portion of that capital to completing new-product projects in various stages of development. Whereas the previous management focused on direct selling, the new management has focused on preparing and positioning its products for mass-retailers and large commercial applications.

The Company's 2001 financial statements have been prepared assuming that the
Company will continue as a going concern. However, the Company has incurred operating losses in recent years and has a significant net working capital deficiency at December 31, 2001. The Company's losses have arisen as a result of weak Marine Product Segment sales, driven largely by the economic downturn in the marine industry. In addition, the Company has devoted significant efforts in the further development and marketing of products in its Security Products
Segment. The Company's ability to continue as a going concern is dependent upon raising additional capital to fund operations and the further development of the
Security Products Segment products and, ultimately achieve profitable operations. Management has raised $170,000 in additional capital since December
31, 2001 and is currently addressing several additional financing sources.
However, there can be no assurances that additional financing can be obtained on conditions considered by management to be reasonable and appropriate. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

In addition, while the Company is at the moment undercapitalized for its desired future undertakings, the company believes a resolution of its legal issues is on the horizon. Management is actively pursuing long-term financing in various forms; and currently has a written commitment for working capital financing, contingent upon final approval from the lender's legal counsel. Management believes, because of the proprietary nature of its technology and the merits of its proposed business plan, that the Company will be able to obtain the long-term financing needed to fund operations through fiscal year 2003.
Management also believes that with its products positioned for mass-retail markets and large-scale commercial applications, the Company could generate a positive cash flow from operations, once customer orders materialize from these newly-entered markets. Lastly, management believes that the quality and integrity of these purchase orders would be such that factoring would become available as an additional source of working capital financing.

Results of Operations

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Net revenue. Net revenue decreased 35% from $1,130,000 for the year ended
December 31, 2000 to $732,000 for the year ended December 31, 2001. Overall, marine product sales decreased 63% from $1,130,000 for the year ended December
31, 2000 to $412,000 for the year ended December 31, 2001. The sluggish economy adversely affected sales in the marine products segment, as well as the
Company's decision to reduce its advertising and attendance at marine trade shows and concentrate on obtaining new mass-retailers. During 2001, the Company introduced the SecureView product, a product of the Security Products Segment.
While the Company's launch of its SecureView product line contributed $319,000 to net revenues, the overall impact was not as expected due to several potential customers becoming concerned given the Company's pending legal proceedings.
Management is aggressively addressing the adverse conditions and believes security product sales will become a significant portion of total company revenues.

     Cost of Goods Sold. Cost of goods sold increased 1.5% from $373,000 for the year ended December 31, 2000 to $378,300 for the year ended December 31,
2001. As a percentage of net revenue, cost of goods sold increased to 52% from
33% in the prior year. The 2001 percentage for the marine products segment was
44%, compared to 33% in 2000. The 2001 percent for the security products segment was 61%. The increase in the cost of goods percentage of net revenues for the marine products segment was due primarily to two factors. First, there was a slight increase in the cost of components for the product line as the Company continued to improve the product performance. Second, and most significantly, management reduced the price of the SeaView product lines in an effort to improve sales in a sluggish economy.

     Salaries and Wages. Salaries and Wages decreased 17% from $969,000 for the year ended December 31, 2000 to $808,000 for the year ended December 31, 2001.
In addition, non-cash stock-based compensation comprised $368,000, or 46%, of
2001 compensation expense compared to $137,000, or 14%, of 2000 compensation expense. Salary and Wages comprises employee wages and stock compensations and temporary labor. The decrease was due to the Company closing its manufacturing and assembly operations in the first quarter of 2001 and simultaneously granting those functions to a third party contractor.

     Advertising and Promotions. Advertising and promotions decreased by 90%
from $2,056,000 during the year ended December 31, 2000 to $199,000 for the year ended December 31, 2001. The decrease was due to shortages in capital available for funding advertising programs. In addition, management has decided to shift its promotional strategy away from direct selling, which previously had been supported via advertising in several industry trade magazines, and through trade show participation. This amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

     Provision for doubtful accounts. The 2001 provision for doubtful accounts of $54,000 increased $30,000 over provisons in 2000. The increase relates to an increased allowance for uncollectible accounts placed on the aged receivables for the year ended December 31, 2001 arising from weakened economy sales.
However, credit losses have been within management's overall expectations.

     Depreciation Expense. Depreciation and amortization increased by $380,000 in 2001 to $434,000 due to capitalized license rights acquired during the year.
Depreciation and amortization was $53,000 in 2000. On February 14, 2001, the
Company entered into a Licensing Agreement with the Company's Chairman, Richard
McBride that provided for a license to exploit certain patented technologies owned by McBride. The Company exchanged 1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services. The shares were based upon quoted market prices on the date of the
Agreement. The total value of the arrangement was allocated between the consulting and license in the amounts of $2,066,100 and $63,900, respectively, based upon the relative fair values of the consulting services and license. The licensing rights are being amortized over their estimated useful lives of five years. Annualized amortization of the license rights is approximately $413,000.

     Research and Development. Research and development expense increased 74%
from $290,000 for the year ended December 31, 2000 to $506,000 for the year ended December 31, 2000. In addition, non-cash stock-based research and development, principally in the form of consulting services, comprised $414,000, or 81%, of total 2001 expense, compared to $271,000, or 93%, of total 2000 expense. Research and development costs consist of all expenditures related to the improvement and development of its current product line, new product development, and royalties associated with licensed technology. The increase is directly related to the Company's expenditures for current product improvement and new product development, specifically for its security products segment. The
Company expects to continue to invest in the development of its security products into the foreseeable future.

     Rent and Utilities. Rent and utilities decreased by $16,000, to $95,000 for the year ended December 31, 2001. Rent and utilities includes office rent, storage, telephone, and utilities.The decrease was directly related to the
Company's move to smaller office space in the 2nd quarter, and the closing of its manufacturing and assembly operation in the 1st quarter.

     Professional Fees. Professional and consulting fees increased 51% from
$445,000 for the year ended December 31, 2000 to $651,000 for the year ended
December 31, 2001. Professional and consulting fees include fees paid to attorneys, accountants, and consultants. The increase was due primarily to an increase in legal expenses related to the Company's defense of litigation and regulatory matters.

     Other Expenses. Other expenses increased by $163,152 to $424,000 for the year ended December 31, 2001. The category other expenses includes: travel, shipping, supplies, property taxes, insurance, bank charges, and various other expenses that are classified as miscellaneous.

Equity in loss from affiliate decreased to $8,000 during the year ended December
31, 2001 compared to $137,000 during the year ended December 31, 2000. These charges relate to the Company's share of losses from an equity investment in
Golden Springs LLC, a start-up health spa in West Central Florida. Equity in losses in 2001 was limited to the remaining carrying value of the Company's investment. The Company has no obligations, or plans, to fund operations of the affiliate. No further losses are anticipated on this investment.

     Income Taxes. The Company has discontinued the recognition of income tax benefits in 2001 and 2000 due to cumulative net losses in recent years, which render the realization of those assets uncertain. The charge in 2000 was related to the establishment of valuation allowances against deferred income tax assets at the beginning of that year. Additional valuation allowances of $624,000 and
$1,439,000 were recorded during the years ended December 31, 2001 and 2000, respectively. Net operating losses of $5,300,000 are available to carry forward and offset income tax liabilities, if any, in future periods through 2020.

As a result of the aforementioned operating activities, the Company reported a net loss of $2,829,000, or $0.13 per common share, compared to $3,643,000, or
$0.30 per common share.

See the section entitled "Restatements," below.

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

     Cost of Goods Sold. Cost of goods sold increased 33.5% from $149 thousand
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

     Rent and Utilities. Rentand utilities increased 96.2% from $53 thousand
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

Critical Accounting Policies and Estimates:

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the consistent application of accounting principles and the use of estimates and assumptions that affect certain reported amounts and disclosures.
In our view, the most significant and critical estimates are management's estimate of sales returns and the carrying value of net deferred tax assets. We make estimates of sales returns based upon our historical experience of customer returns. Actual returns could differ from those estimates, and such differences will be recorded in the period measurable. Significant differences, if any, would be disclosed in our financial statements. We estimate the carrying value of net deferred tax assets, consisting principally of net operating loss carryforwards, based upon estimates of future taxable income that will be necessary in order to utilize such assets. Net deferred tax assets, amounting to
$2,063,000 as of December 31, 2001 may result in future tax savings. However, we believe that our ability to realize those assets does not rise to the "more likely than not criteria" established in Financial Accounting Standard No. 109,
Accounting for Income Taxes, at times when we have net historical cumulative net losses for operations. Accordingly, we have provided a valuation allowance against the total balance as of December 31, 2001 and 2000. See "Restatements"
below and in Note 12 to the audited financial statements.

Restatements:

The 2000 financial statements have been restated to provide valuation allowances of $1,439,322 against deferred tax assets principally related to net tax operating loss carry forwards. The restatement is necessary because, in the opinion of management, evidence as to the recovery of the deferred tax asset, principally projections of future taxable income, does not rise to the "more likely than not" criteria set forth in Financial Accounting Standards No. 109,
Accounting for Income Taxes.

The 2000 financial statements have also been restated to reduce the original valuation afforded the contribution of the Golden Springs LLC ("Golden") equity investment from $1,027,500 to $146,200. The original valuation was based upon a discounted value of the Company's common stock that the former Chief Executive
Officer personally committed to Golden in exchange for the equity investment.
Using the context of Accounting Principles Opinion No. 29, Nonmonetary
Transactions, as it relates to nonreciprocal transfers from owners, management has made its best estimate of the value of the investment received, based upon all available evidence. Since, at the time of the contribution of the investment to the Company by the Officer, Golden was in its development stage, with uncertain prospects, and its assets, which consisted primarily of fully debt-encumbered real estate, the revised fair value estimate was based upon the
Company's ownership in the net equity contributions of Golden. That is, based upon what others were investing in Golden at that time. The Golden restatement had no effect on the Company's 2000 results of operations.

Recent Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board issued Financial
Accounting Standards No. 141, Business Combinations and Financial Accounting
Standards No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after
July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is effective for the 2002 fiscal year but is not expected to have a significant impact on the Company's financial position or results of operations.

In August 2001 the Financial Accounting Standards Board issued Financial
Accounting Standard No. 144, Accounting for the Impairment or Disposal of
Long-lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of
Long-lived Assets and for Long-lived Assets to be Disposed of. SFAS 144 retains the fundamental provisions of SFAS 121 for the recognition and measurements of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS 144, long-lived assets are measured at the lower of carrying amount or fair value, less cost to sell.
This statement is effective January 1, 2002. Company is currently assessing the impact of this new pronouncement on its results of operations, financial position and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company possesses no material market-risk-bearing instruments.

Item 8.  Financial Statements and Supplementary Data.

Information required by this Item is included on pages F-1 to F-30 of this
Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.

On March 21, 2002, with the approval of the Board of Directors, SeaView Video
Technology, Inc. engaged Aidman, Piser & Company P.A. as its principal accountant to audit the financial statements. The Registrant dismissed Carol
McAtee, CPA on March 21, 2002 as its principal accountant. Prior to the engagement of Aidman, Piser & Company P.A., Carol McAtee, CPA had served as the principal accountant to audit the Registrant's financial statements since the month of January 2000. The Registrant's Board of Directors is responsible for the selection of the Registrant's independent auditors.

Carol McAtee, CPA audited the Registrant's financial statements for the years ended December 31, 2000, and 1999, and issued audit reports dated April 9, 2001 for fiscal year 2000, and March 21, 2000 for fiscal year 1999. During the two most recent fiscal years and the subsequent interim period preceding March 21,
2002 (date of dismissal), no report of Carol McAtee, CPA on the Registrant's financial statements contained an adverse opinion or a disclaimer of opinion, nor was one qualified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and the subsequent interim period preceding March 21, 2002 (date of dismissal), there were no disagreements with
Carol McAtee, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Carol McAtee, CPA, would have caused disagreements in connection with its report on the Registrant's financial statements for any such periods.

On April 30, 2001, Carol McAtee, CPA sent a letter to the Audit Committee and management of the Company stating that certain deficiencies existed with the internal control design of the Company, which in the opinion of Carol McAtee,
CPA could affect the Company's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. As a result of these internal control deficiencies, several audit adjustments were proposed and recorded to the Company's financial statements for the fiscal year ended December 31, 2000. The Company's Audit Committee and Board
of Directors discussed the matter with Carol McAtee, CPA, and the Company has authorized Carol McAtee, CPA to respond fully to any inquiries of Aidman Piser &
Company P.A. concerning the matter. There was no disagreement regarding the foregoing, and the Company believes it has remedied the internal control deficiencies.

Other than as described in the preceding paragraph, Carol McAtee, CPA did not advise the Registrant at any time during the two most recent fiscal years and the subsequent interim period preceding March 21, 2002 (date of dismissal):

     (a) that the internal controls necessary for the Registrant to develop reliable consolidated financial statements did not exist;

     (b) that information had come to its attention that had led it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the consolidated financial statements prepared by management;

     (c) of the need to expand significantly the scope of its audit, or that information had come to its attention during the two most recent fiscal years and the subsequent interim period preceding March 21, 2002 (date of dismissal) that if further investigated may (i) materially have impacted the fairness or reliability of either: a previously issued audit report or the  underlying consolidated financial statements, or the consolidated financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent consolidated financial statements covered by an audit report or (ii) have caused it to be unwilling to rely on  management's representations or be associated with the Registrant's consolidated financial statements; or

     (d) that information had come to its attention that it concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying consolidated financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent consolidated financial statements covered by an audit report.

During the two most recent fiscal years and the subsequent interim period preceding March 21, 2002 (date of engagement), neither the Company nor anyone on its behalf has consulted with Aidman, Piser & Company P.A. regarding either: (a)
the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report nor oral advice was provided to the Registrant that Aidman, Piser & Company P.A.
concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or (b) any matter that was the subject of either a disagreement or any other event described above.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required pursuant to Part III, Items 10-13 of this Form 10-K are incorporated by reference herein from the Company's Definitive Proxy Statement that will be filed no later than 120 days following the registrants fiscal year end.

Item 11. Executive Compensation.

Information required pursuant to Part III, Items 10-13 of this Form 10-K are incorporated by reference herein from the Company's Definitive Proxy Statement that will be filed no later than 120 days following the registrants fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

Information required pursuant to Part III, Items 10-13 of this Form 10-K are incorporated by reference herein from the Company's Definitive Proxy Statement that will be filed no later than 120 days following the registrants fiscal year end.

Item 13. Certain Relationships and Related Transactions.

Information required pursuant to Part III, Items 10-13 of this Form 10-K are incorporated by reference herein from the Company's Definitive Proxy Statement that will be filed no later than 120 days following the registrants fiscal year end.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

     Financial statements and footnotes:

     Report of Aidman, Piser & Company, P.A.                      F-2

     Report of Carol McAtee, C.P.A                                F-3

     Balance sheets as of December 31, 2001 and 2000              F-4

     Statements of operations, years ended
       December 31, 2001, 2000 and 1999                           F-5

     Statements of stockholders' equity, years ended
       December 31, 2001, 2000, and 1999                          F-6

     Statements of cash flows, years ended
       December 31, 2001, 2000 and 1999                           F-9

     Notes to financial statements                                F-11

     Schedule:

         Schedule II--Valuation and qualifying accounts,
           years ended December 31, 2001, 2000 and 1999           F-31

     Schedules other than the schedule listed above have been omitted because of the absence of the condition under which they are required or because the required information is presented in the financial statements or notes thereto.

EXHIBITS

Exhibit
Number   Description
3.1      Articles of Incorporation, as amended
3.5      Bylaws
4.1      Form of Debenture
4.2      Form of Warrant
10.1     * Reorganization Agreement [1]
10.2     * Professional Services Agreement [2]
10.3     * Consulting and Licensing Agreement [3]
10.4     * Consultant Services Plan [4]
10.5     * Amendment of Consultant Services Plan [5]
23.1     Consent of Independent Certified Public Accountants.
23.2     Consent of Independent Certified Public Accountants.

   *  Previously filed as an exhibit in our filing identified in the endnote following the exhibit description and incorporated herein by reference.

1)       Form 8-K dated April 8, 1999.
2)       Form 8-K/A dated April 15, 1999.
3)       Form 8-K dated February 14,2001
4)       Form S-8 dated September 18, 2001
5)       Form S-8 dated February 25, 2002

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

On March 25, 2002, to report a change in registrant's certifying accountant.
Carol McAtee, CPA., was dismissed as prinicipal accountant to audit registrant's financial statements, and Aidman, Piser & Company P.A., was engaged as the principal accountant to audit registrants financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) SEAVIEW VIDEO TECHNOLOGY, INC.

By /s/GEORGE S. BERNARDICH, III
GEORGE S. BERNARDICH, III, President/Chief Executive Officer
April 16, 2002

By /s/DOUGLAS BAUER
DOUGLAS BAUER, Chief Financial Officer
April 16, 2002

By /s/JAMES COX
JAMES COX, Secretary-Treasurer
April 16, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/GEORGE S. BERNARDICH, III
GEORGE S. BERNARDICH, III, Chairman, Director
April 16, 2002

By  /s/DOUGLAS BAUER
DOUGLAS BAUER, Chief Financial Officer
April 16, 2002

By /s/JAMES COX
JAMES COX, Director
April 16, 2002

By /s/MILES GOULD
MILES GOULD, Director
April 16, 2002

By /s/BRAD GOULD
BRAD GOULD, Director
April 16, 2002

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements and footnotes:

Report of Aidman, Piser & Company, P.A.                                      F-2

Report of Carol McAtee, C.P.A                                                F-3

Balance sheets as of December 31, 2001 and 2000                              F-4

Statements of operations, years ended December 31, 2001, 2000 and 1999       F-5

Statements of stockholders' equity, years ended December 31,
   2001, 2000, and 1999                                                      F-6

Statements of cash flows, years ended December 31, 2001, 2000 and 1999       F-9

Notes to financial statements                                                F-11

Schedule:

         Schedule II--Valuation and qualifying accounts, years ended
            December 31, 2001, 2000 and 1999                                 F-30

Schedules other than the schedule listed above have been omitted because of the absence of the condition under which they are required or because the required information is presented in the financial statements or notes thereto.

                                      F-1

                          Independent Auditors' Report

The Board of Directors
SeaView Video Technology, Inc.

We have audited the accompanying balance sheet of SeaView Video Technology, Inc.
as of December 31, 2001, and the related statement of operations, stockholders'
equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of SeaView Video Technology, Inc. as of
December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
April 10, 2002

                                      F-2

                          Independent Auditors' Report

The Board of Directors
SeaView Video Technology, Inc.

We have audited the accompanying balance sheet of SeaView Video Technology, Inc.
as of December 31, 2000, and the related statement of operations, stockholders'
equity, and cash flows for the years ended December 31, 2000 and 1999. Our audit also included the financial statement schedule listed in the index at Item 14.
These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of SeaView Video Technology, Inc. as of
December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in Note 12 to the financial statements, certain amounts related to the valuations of deferred tax assets and Company investments have been restated in the 2000 financial statemens.

April 9, 2001
Carol McAtee, C.P.A.
St. Petersburg, Florida

                                      F-3

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS
                                                       2001            2000
                                                  --------------  --------------
                                                                    (Restated)
Current assets:
   Cash and cash equivalents                      $        5,233  $       41,264
   Accounts receivable, net of allowance
     for doubtful accounts
     ($10,861, 2001; $24,389, 2000)                       79,014          60,793
   Accounts receivable, officer                              -           512,757
   Accounts receivable, employees                         50,000          40,000
   Accounts receivable, other                             45,000             -
   Inventories                                           742,690         293,355
   Prepaid expenses                                       35,797          60,000
                                                  --------------  --------------
     Total current assets                                957,734       1,008,169

Licensing rights, net of accumulated
   amortization of $361,568                            1,704,532             -
Property and equipment, net                              379,565         504,535
Due from related party                                    93,861             -
Investment                                                   -             8,618
                                                  --------------  --------------
     Total assets                                 $    3,135,692  $    1,521,322
                                                  ==============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $      764,959  $      343,606
   Accrued liabilities                                   167,784          36,277
   Convertible debentures                                    -           100,000
   Deferred revenue                                       48,226             -
                                                  --------------  --------------
     Total current liabilities                           980,969         479,883
                                                  --------------  --------------

Stockholders' equity:
   Common stock, $.001 par value,
     authorized 100,000,000 shares;
     issued and outstanding 28,571,809
     shares in 2001 and 17,132,684
     shares in 2000                                       28,572          17,133
   Additional paid-in capital                          9,018,699       4,719,733
   Treasury stock, at cost, 353,575 shares          (277,757)            -
   Unearned restricted stock compensation           (130,502)   (40,974)
   Accumulated deficit                              (6,484,289)   (3,654,453)
                                                  --------------  --------------
     Total stockholders' equity                        2,154,723       1,041,439
                                                  --------------  --------------

     Total liabilities and stockholders' equity   $    3,135,692  $    1,521,322
                                                  ==============  ==============

                       See notes to financial statements.
                                       F-4

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                   2001          2000          1999
                                               ------------  ------------  ------------
                                                              (Restated)

Net revenue                                    $    732,401  $  1,130,563  $  1,029,774
Cost of goods sold                                  378,332       372,975       198,886
                                               ------------  ------------  ------------
     Gross profit                                   354,069       757,588       830,888
                                               ------------  ------------  ------------

Operating expenses:
   Salaries and wages, including stock-based
     compensation of $368,550 and $137,459 in
     2001 and 2000, respectively                    808,699       969,902       206,458
   Advertising and promotions                       199,484     2,056,403       319,995
   Provision for doubtful accounts                   54,443        24,389           -
   Depreciation and amortization                    434,417        53,916        16,070
   Research and development, including
     stock-based compensation of $414,647 and
     $271,255 in 2001 and 2000, respectively        506,468       290,023           -
   Rent and utilities                                95,318       111,460       103,984
   Professional and consulting fees                 651,749       445,527        33,917
   Other expenses                                   424,709       261,557       157,259
                                               ------------  ------------  ------------

     Total operating expenses                     3,175,287     4,213,177       837,683
                                               ------------  ------------  ------------

Loss from operations                          (2,821,218) (3,455,589)   (6,795)
Interest income                                         -           3,206           -
Equity in loss of affiliate                   (8,618) (137,582)          -
                                               ------------  ------------  ------------

Loss before income taxes                      (2,829,836) (3,589,965)   (6,795)
Income tax (expense) benefit                            -    (53,818)       53,818
                                               ------------  ------------  ------------
Net (loss) income                             ($  2,829,836) ($ 3,643,783)       47,023
                                               ============  ============  ============
Pro forma tax expense (Note 2)                                                   20,072
                                                                           ------------
Pro forma net income (Note 2)                                              $     26,951
                                                                           ============

Basic net (loss) income per common share       $       (.13) $       (.30) $        .01
Diluted net (loss) income per common share     $       (.13) $       (.30) $        .00
Pro forma basic net income per common share                                $        .00
Pro forma diluted net income per common share                              $        .00

Basic weighted average common shares
   outstanding                                   21,193,616    12,051,616     7,105,644
Diluted weighted average of common shares
   outstanding                                   21,193,616    12,051,616     9,728,197

                       See notes to financial statements.
                                       F-5

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                           YEAR ENDED DECEMBER 31, 1999

                                                                           Retained     Unearned
                                                   Common      Additional  Earnings    Restricted
                                        Common      Stock       Paid-In   (Accumulated    Stock
                                         Stock   ($.001 par)    Capital     Deficit)  Compensation     Total
                                      ----------  ----------  ----------- ----------- ------------ ------------

Balances, January 1, 1999                    100  $      500  $   47,184    $ 122,774  $      -    $    170,458

Additional cash paid-in capital from
   reverse merger                            -           -        250,000         -           -         250,000

Cash distribution to shareholders            -           -     (250,000)        -           -     (250,000)

Recapitalization for effect
   of reverse merger                   5,999,900       5,500   (5,500)        -           -            -

Net income, for year ended
   December 31, 1999                         -           -            -        47,023         -          47,023

Net income for S Corporation
   prior to April 1, 1999                    -           -         57,693  (57,693)        -            -

Undistributed earnings upon
   termination of S Corporation              -           -        122,774  (122,774)        -            -

Issuance of restricted stock under
   professional services agreements    2,700,000       2,700       97,300         -    (100,000)         -

Issuance of shares under consultant
   compensation plan                   1,680,000       1,680       15,120         -           -          16,800

Amortization of unearned restricted
   stock compensation                        -           -            -           -        25,694        25,694
                                      ----------  ----------  ----------- ----------- ------------ ------------

Balances, December 31, 1999           10,380,000  $   10,380  $   334,571  ($  10,670)  ($ 74,306) $    259,975
                                      ==========  ==========  ===========  ==========  ==========  ============

                       See notes to financial statements.
                                       F-6

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEAR ENDED DECEMBER 31, 2000 (Restated)

                                                                                        Unearned
                                                   Common      Additional              Restricted
                                        Common      Stock       Paid-In   Accumulated    Stock
                                         Stock   ($.001 par)    Capital      Deficit  Compensation     Total
                                      ----------  ----------  ----------- ----------- ------------ ------------

Balances, January 1, 2000             10,380,000  $   10,380  $   334,571 ($   10,670) ($  74,306) $    259,975

Net loss for year ended December 31,
   2000 (Restated)                           -           -            -   (3,643,783)        -   (3,643,783)

Conversion of subordinated debentures  5,373,584       5,374    3,182,626         -           -       3,188,000

Exercise of stock warrants               649,000         649      648,351         -           -         649,000

Issuance of stock to employees           182,500         182      137,278         -           -         137,460

Issuance of shares for services          397,600         398      270,857         -           -         271,255

Issuance of stock for acquisition of
   Golden Springs Investment             150,000         150      146,050         -           -         146,200

Amortization of unearned restricted
   stock compensation                        -           -            -           -        33,332        33,332
                                      ----------  ----------  ----------- ----------- ------------ ------------

Balances, December 31, 2000           17,132,684  $   17,133  $ 4,719,733 ($3,654,453) ($ 40,974)  $  1,041,439
   (Restated)                         ==========  ==========  ===========  ==========  ==========  ============

                       See notes to financial statements.
                                       F-7

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2001
                                                                                       Unearned
                                                   Common      Additional             Restricted
                                        Common      Stock       Paid-In     Treasury    Stock      Accumulated
                                         Stock   ($.001 par)    Capital      Stock   Compensation    Deficit       Total
                                      ----------  ----------  -----------  ---------  ----------  ------------  -----------
Balances, January 1, 2001 (Restated)  17,132,684  $   17,133  $ 4,719,733  $     -    $  (40,974) $ (3,654,453) $ 1,041,439

Net loss for year ended
  December 31, 2001                          -           -            -          -           -      (2,829,836)  (2,829,836)

Conversion of subordinated
  debentures                             200,000         200       99,800        -           -             -        100,000

Treasury stock acquired for
  repayment of stockholder note              -           -            -     (277,757)        -             -       (277,757)

Issuance of stock to employees           765,000         765      367,785        -           -             -        368,550

Issuance of stock for services           676,500         677      799,378        -      (427,985)          -        372,070

Issuance of stock for licensing
  rights                                 997,000         997    2,065,103        -           -             -      2,066,100

Private placement of common stock      8,937,000       8,937      966,763        -           -             -        975,700

Stock contribution, repayment and
  retirement by stockholder             (136,375)       (137)         137        -           -             -            -

Amortization of unearned restricted
  stock compensation                         -           -            -          -       338,457           -        338,457
                                      ----------  ----------  -----------  ---------  ----------  ------------  -----------

Balances, December 31, 2001           28,571,809  $   28,572  $ 9,018,699  $(277,757) $ (130,502) $ (6,484,289) $ 2,154,723
                                      ==========  ==========  ===========  =========  ==========  ============  ===========

                       See notes to financial statements.
                                       F-8

                                   (Continued)

                          SEAVIEW VIDEO TECHNOLOGY, INC
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                           2001           2000         1999
                                                       ------------  ------------  ------------
                                                                      (Restated)
Cash flows from operating activities:
   Net (loss) income                                   ($ 2,829,836) ($ 3,643,783)  $    47,023
   Adjustments to reconcile net (loss) income to
     net cash flows from operating activities:
       Depreciation and amortization                        434,417        53,916        16,070
       Loss on disposal of asset                              6,420           -             -
       Amortization of unearned stock compensation          338,457        33,332        25,694
       Equity in loss of affiliate                            8,618       137,582           -
       Compensation expense of stock issuance
         to employees                                       368,550       137,459           -
       Compensation expense of stock issuance
         to consultants                                     372,070       271,255        16,800
       Deferred income taxes                                    -          28,023   (28,023)
         Changes in operating assets and liabilities:
           Accounts receivable                         (63,221) (60,793)          -
           Inventories                                 (453,634) (172,751)  (60,891)
           Employee receivables                              10,000  (40,000)          -
           Prepaid assets                                    24,203  (50,803)  (9,197)
           Due to bank                                          -    (10,412)       10,412
           Accounts payable, trade                          421,353       343,606           -
           Accrued liabilities                              131,507  (17,285)       53,562
           Deferred revenue                                  48,226           -             -
           Income taxes payable                                 -          25,795   (25,795)
                                                       ------------  ------------  ------------
Net cash flows from operating activities               (1,182,870) (2,964,859)       45,655
                                                       ------------  ------------  ------------
Cash flows from investing activities:
   Additions to property and equipment                          -    (418,120)  (60,170)
   Proceeds from disposal of asset                           50,000           -             -
   Advance to related party                            (93,861)          -             -
                                                       ------------  ------------  ------------
Net cash flows from investing activities               (43,861) (418,120)  (60,170)
                                                       ------------  ------------  ------------
Cash flows from financing activities:
   Proceeds from stock offering                             975,700           -             -
   (Loan to) proceeds from officer advances                 215,000  (512,757)          -
   Proceeds from exercise of stock warrants                     -         649,000           -
   Proceeds from subordinated debentures                        -       3,288,000           -
                                                       ------------  ------------  ------------
Net cash flows from financing activities                  1,190,700     3,424,243           -
                                                       ------------  ------------  ------------
Net change in cash and cash equivalents                (36,031)       41,264   (14,515)

Cash and cash equivalents at beginning of year               41,264           -          14,515
                                                       ------------  ------------  ------------
Cash and cash equivalents at end of year                $     5,233   $    41,264   $       -
                                                       ============  ============  ============

                       See notes to financial statements.
                                       F-9

                          SEAVIEW VIDEO TECHNOLOGY, INC
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                            2001           2000          1999
                                       ------------   ------------   ------------
                                                        (Restated)
Conversion of convertible
  debentures to common stock           $    100,000   $  3,188,000   $        -
                                       ============   ============   ============
Exchange of treasury stock
  for note receivable, officer         $    277,757   $        -     $        -
                                       ============   ============   ============
Nonreciprocal transfer of
  equity investment from stockholder   $        -     $    146,200   $        -
                                       ============   ============   ============
Issuance of stock for
  licensing rights                     $  2,066,100   $        -     $        -
                                       ============   ============   ============
Cash paid for taxes                    $        -     $        -     $        -
                                       ============   ============   ============
Cash paid for interest                 $        -     $        -     $        -
                                       ============   ============   ============

                       See notes to financial statements.
                                       F-10

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.   Operations and organization:

     SeaView Video Technology, Inc. ("SeaView" or the "Company") is engaged through its Marine Products Segment in the marketing and sales of underwater video cameras, lighting and accessories principally to retail sporting goods businesses throughout the United States. The Company is also engaged through its Security Products Segment in the development, marketing and sales of proprietary video security network devices and consumer electronic products, that utilize patented technologies, licensed by the
     Company, to retailers, commercial businesses and original equipment manufacturers, throughout the United States.

     The Company was incorporated in the State of Utah on April 16, 1986 as
     Gopher, Inc. On March 24, 1999, the Company entered into a reorganization agreement with SeaView Underwater Research, Inc. (SeaView Florida), a privately held Corporation that was incorporated in the State of Florida on
     April 2, 1998.  At the time of the reorganization the Company was a nonoperating Company. In connection with the reorganization, the Company issued 5,000,000 shares of common stock to the SeaView Florida's shareholders in exchange for 100% of SeaView Florida's outstanding shares of common stock and $250,000 cash. For accounting purposes the reorganization was treated as a recapitalization.

     As a result of the reorganization:

     o    The Company was the surviving entity;
     o    SeaView Florida ceased to exist;
     o    SeaView Florida's Shareholders gained control of the Company;
     o    The Board of Directors resigned and were replaced by a Board of
          Directors selected by SeaView Underwater Research Inc to reflect the continuance of SeaView Florida's business plan
     o    The Company later changed its name to SeaView Video Technology, Inc.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

2.   Basis of presentation and significant accounting policies:

     Basis of Presentation:

     The accompanying financial statements have been prepared assuming that the
     Company will continue as a going concern. However, the Company has incurred operating losses in recent years and has a significant net working capital deficiency at December 31, 2001. The Company's losses have arisen as a result of weak Marine Product Segment sales, driven largely by the economic downturn in the marine industry. In addition, the Company has devoted significant efforts in the further development and marketing of products in its Security Products Segment. The Company's ability to continue as a going concern is dependent upon raising additional capital to fund operations and the further development of the Security Products Segment products and, ultimately achieve profitable operations. Management has raised $170,000 in additional capital since December 31, 2001 and is currently addressing several additional financing sources. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

     Significant Accounting Policies:

     Revenue recognition:
     Revenue is recognized when the earnings process is complete and the risks and rewards of ownership have been transferred to the customer, which is generally considered to have occurred upon shipment of the product. Returns are provided for as reductions of revenue recorded based upon the Company's historical return experience. Deferred revenue represents sales transactions where all of the conditions of revenue recognition have not been met.

     Cash and cash equivalents:

     The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents for financial statement purposes.

     Investments:

     Investments in 20%-50% owned affiliates are accounted for on the equity method, and, accordingly, the Company's proportionate share of the affiliates' losses are included in the Company's operations. Recognition of affiliate losses has been suspended beyond the original carrying value of the investment because the Company has no obligation to fund affiliate operations.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

2.   Basis of presentation and significant accounting policies (continued):

     Inventories:

     Inventories consist principally of component parts and finished goods held for resale and are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method.

     Property and equipment:

     Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from five to ten years. Maintenance and repairs are charged to expense as incurred.

     Licensing rights:

     Licensing rights are stated at cost, and consist of purchased technology licenses and incremental costs to acquire patents on internally developed technologies (also see research and development, below).  Amortization is calculated on the straight-line method over estimated useful lives of the technologies, not to exceed legal or contractual provisions.  Licensing rights at December 31, 2001 are being amortized over their estimated useful lives of five years.

     Impairments:

     Long-lived assets to be held and used, consisting principally of property, equipment and intangible assets, are reviewed whenever events or changes in circumstances indicate that the asset may be impaired. In the event that impairment indicators are identified, the Company determines whether impairments are present by comparing the carrying value of assets to projected cash flows derived from those assets on an undiscounted basis. In the event that undiscounted future cash flows are insufficient to recover the net carrying value of assets, impairment charges would be measured using a fair value model, if available, or discounted cash flows.

     Financial instruments:

     Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. As of December 31, 2001 and 2000, the fair values of these instruments approximated their respective carrying values.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

2.   Basis of presentation and significant accounting policies (continued):

     Concentrations:

     Although accounts receivable are concentrated in the marine supply industry, which is currently experiencing an economic downturn, credit losses have been within management's expectations. The Company's product assembly is dependent upon the operations of a primary labor supplier. At
     December 31, 2001 and 2000, approximately $36,000 and $30,000, respectively, of the Company's inventory was held off-site at this location. If the Company should lose this supplier of assembly servicing there could be a disruption in the operations of the Company. The Company is in the process of securing alternative sources of these services.

     Stock based compensation:

     Compensation expense related to the grant of equity instruments and stock-based awards to employees are accounted for using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25,
     Accounting for Stock Issued to Employees and related interpretations. Stock based compensation arrangements involving non-employees are accounted for using the fair value methodology under Financial Accounting Standards
     No. 123, Accounting for Stock-Based Compensation.

     Research and development:

     Expenditures related to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

     Advertising and promotions:

     Advertising is generally expensed as incurred. Costs associated with public displays, billboards and other advertising mediums that have an extended period of value to the Company are amortized over the term or duration of the related advertisement.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

2.   Basis of presentation and significant accounting policies (continued):

     Income taxes:

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income in the period that includes the enactment date of the rate change. A valuation allowance is established when it is more likely than not that some or all of the deferred tax assets will not be realized.

     Prior to April 1, 1999, the Company had elected S Corporation status under
     Section 1362(a) of the Internal Revenue Code. Under the election, the stockholders included their share of the Company's applicable taxable income or loss on their federal income tax return. Accordingly, no provision for income taxes had been made. On April 1, 1999, the Company terminated its Subchapter S status. Accordingly, pro forma income taxes, net income, and earnings per share have been included on the face of the historical income statement for the period presented prior to April 1,
     1999. In addition, a pro forma adjustment has been made to reclassify undistributed earnings of $180,467 through April 1, 1999 as additional paid in capital.

     Segment information:

     The Company accounts for its two reportable segments using the management approach, which focuses on disclosing financial information that the
     Company's management uses to make decisions about the Company's operating matters. The two reportable segments utilize the Company's operating assets equally. Therefore, information about assets and depreciation is excluded from the segment information used by management.

     Earnings per share:

     Net loss per share is computed using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the related period. Common equivalent shares consist of unearned shares, warrants, and subordinated convertible debentures, using the treasury stock method. See
     Note 14.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

2.   Basis of presentation and significant accounting policies (continued):

     Comprehensive income:

     Comprehensive income equals the Company's net income for all periods presented.

     Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The most significant and critical estimates are management's estimate of sales returns, which are based upon historical return experience, and the carrying value of net deferred tax assets, which are fully reserved in light of cumulative recent losses. Actual results could ultimately differ from those estimates.

     Recent accounting pronouncements:

     In July 2001, the Financial Accounting Standards Board issued Financial
     Accounting Standards  No. 141, Business Combinations and Financial
     Accounting Standards No. 142, Goodwill and Other Intangible Assets. SFAS
     No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of  intangible  assets and goodwill based on the criteria in SFAS No. 141.
     SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No.
     142. SFAS No. 142 is effective for the 2002 fiscal year but is not expected to have a significant impact on the Company's financial position or results of operations.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

2.   Basis of presentation and significant accounting policies (continued):

     Recent accounting pronouncements (continued):

     In August 2001 the Financial Accounting Standards Board issued Financial
     Accounting Standard No. 144, Accounting for the Impairment or Disposal of
     Long-lived Assets. SFAS 144 replaces SFAS 121, Accounting for the
     Impairment of Long-lived Assets and for Long-lived Assets to be Disposed
     of. SFAS 144 retains the fundamental provisions of SFAS 121 for the recognition and measurements of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS 144, long-lived assets are measured at the lower of carrying amount or fair value, less cost to sell. This statement is effective January 1, 2002. Company is currently assessing the impact of this new pronouncement on its results of operations, financial position and cash flows.

     Reclassifications:

     Certain amounts as previously presented in the 2000 financial statements have been reclassified to conform to the current year presentation.

3.   Inventories:

       Inventories consist of the following as of December 31:

                                          2001                2000
                                      ----------          ----------
       Component parts                $  491,531          $  258,552
       Finished goods                    251,159              34,803
                                      ----------          ----------
                                      $  742,690          $  293,355
                                      ==========          ==========

4.   Property and equipment:

       Property and equipment consists of the following as of December 31:

                                          2001                2000
                                      ----------          ----------
       Automobiles                    $   92,607          $   92,607
       Boat                                   -               63,114
       Furniture and fixtures            147,841             147,841
       Computer equipment                276,258             271,959
                                      ----------          ----------
                                         516,706             575,521
       Less accumulated depreciation   (137,141)          (70,986)
                                      ----------          ----------
                                      $  379,565          $  504,535
                                      ==========          ==========

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

5.   Convertible debentures:

     During the year ended December 31, 2000, the Company issued 8% convertible debentures for proceeds of $ 3,288,000. The debentures were for a term of twelve months and were non-interest bearing for an initial period, after which, interest was payable quarterly. No interest was paid on the debentures. The debentures were convertible at the option of the holders into shares of the Company's restricted common stock at conversion rates ranging from $0.50 to $8.00 per share, based upon the market prices of the common stock on the date of issuance of debentures. During the year ended
     December 31, 2000, the Company exchanged $3,188,000 of the notes for an aggregate of 5,373,584 shares of the Company's common stock. Debentures of
     $100,000 that remained outstanding at December 31, 2000 were exchanged for
     200,000 shares of the Company's common stock during 2001 based upon the original terms.

6.   Income taxes:

     No provision for income taxes was required during the years ended December
     31, 2001 and 2000 because the tax effects of operating  losses during those periods, amounting to $624,000 and $1,439,000 were offset by valuation allowances in these same amounts. The provision for income taxes for the year ended December 31, 1999, including the unaudited pro forma effect, as if the Company had filed as a C-Corporation for the full year then ended, is as follows:

                                                         1999
                                                     ------------
       Current expense (benefit):
         Federal                                     ($    3,224)
         State                                       (22,571)

       Deferred expense (benefit):

       Federal                                       (24,521)
       State                                         (3,502)
                                                     ------------

       Total current and deferred                    (53,818)

       Unaudited pro forma income tax expense             20,072
                                                     ------------

       Unaudited pro forma total income tax expense  ($   33,746)
                                                     ============

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

6.   Income taxes (continued):

     A reconciliation of statutory federal income tax rate with the Company's effective income tax rate for the year ended as of December 31, 2001, 2000 and 1999 is as follows:
                                                2001          2000          1999
                                           ------------   ------------   ------------
                                                          ( Restated )
         U.S. federal taxes statutory rate    (34.00)%      (34.00)%       35.00%
           Increase (decrease):
              State taxes                       (3.5)%        (4.6)%        5.0%
              Non-deductible compensation        9.9%          -            -
              Valuation allowances              27.6%        38.6%         -
                                           ------------   ------------   ------------
              Effective tax rate                 0.0%         0.0%       40.00%
                                           ============   ============   ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                2001             2000
                                           -------------   -------------
                                                            ( Restated )
         Deferred tax asset:
           Stock based compensation        $        -      $     23,020
           Net operating loss                 1,956,000       1,416,302
           Other                                107,000             -
           Valuation allowance              (2,063,000)    (1,439,322)
                                           -------------   -------------
              Total deferred tax asset     $        -      $        -
                                           =============   =============

     As of December 31, 2001, the Company has net operating loss carryforwards of approximately $5,100,000 expiring in 2019 and 2020.

7.   Stockholders' equity:

     2001 Transactions:

     During the year ended December 31, 2001, 8,937,000 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and
     Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, and representatives of the Company for the purchase of restricted common stock. Proceeds from the offering amounted to $975,700.

     During the year ended December 31, 2001, the Company issued 765,000 shares of restricted common stock to employees as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $368,550 in the aggregate.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

7.   Stockholders' equity (continued):

     During the year ended December 31, 2001, the Company issued 676,500 shares of restricted common stock to consultants as compensation for consulting services, which contained various vesting terms and conditions. The restricted common stock was valued based upon the trading market prices on the dates of issuance, or $800,055 in the aggregate. Compensation expense of $372,070 was immediately recorded upon issuance and an additional
     $297,483 was amortized during the period from issuance through year-end.

     2000 Transactions:

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

     During the year ended December 31, 2000, the Company issued 397,600 shares of common stock with a fair value of $271,255 as payment for services.

8.   Recapitalization:

     On March 24, 1999, Gopher, Inc. ("Gopher") acquired all of the outstanding common stock of SeaView Video Technology, Inc. in exchange for 5,000,000 shares of Gopher's restricted stock and $250,000 cash. Gopher was as a non-operating public shell company, and, therefore, for accounting purposes, the combination has been treated as a recapitalization of SeaView
     Video Technology, Inc. and the issuance of stock by the company for the net monetary assets of Gopher.

     The historical financial statements prior to March 24, 1999 are those of
     SeaView Video Technology, Inc., and reflect the restatement of the equity accounts based on the ratio of the exchange of 5,000,000 shares of Gopher for 100 shares of SeaView Video Technology, Inc.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

9.   Related party transactions:

     Related party notes and accounts receivable:

     During the year ended December 31, 2000, the Company accepted several notes from an officer, with a balance of $512,757 at December 31, 2000. The notes were collateralized by 6.5 million shares of common stock. The loan was repaid during the second quarter of 2001 with $235,000 cash and 353,575 shares of common stock, which were recorded, at the cost of $277,757.

     Nonreciprocal transfer from shareholder:

     Investment represents a 20% interest in Golden Springs, LLC that was, in substance, contributed to the Company by Richard McBride, a principal stockholder and the Company's then President and Chief Executive Officer
     ("McBride") on July 12, 2000. Golden Springs LLC is a development stage enterprise that is developing a private health spa in West Central Florida.
     As a matter of convenience, the transaction was facilitated by the issuance by the Company of 150,000 shares of common stock with the agreement that the former Chief Executive Officer would promptly replace the shares. Upon replacement by the former officer, the common shares were immediately cancelled. The Company accounted for the Golden Springs LLC transaction as a capital contribution at its estimated fair value of $146,000. The
     Company's share of losses in the equity investment amounted to approximately $8,000 and $138,000 during the years ended December 31, 2001 and 2000, respectively. The investment is currently estimated to have no value.

     Other related party transactions:

     Under a Professional Services Agreement (the "1999 Agreement") effective
     March 25, 1999, 2,700,000 shares of restricted common stock were issued to
     Richard McBride, the Company's then President and Chief Executive Officer
     ("McBride") for services and responsibilities generally associated with the positions held. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity and subsequently amortized over the three-year agreement. Expense associated with this agreement was
     $40,974, $33,332 and $25,694 for the years ended December 31, 2001, 2000 and 1999, respectively.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

9.   Related party transactions (continued):

     Other related party transactions (continued):

     On February 14, 2001, the Company entered into a Consulting and Licensing
     Agreement (the "2001 Agreement") with McBride that provided for a license to exploit certain patented technologies owned by McBride and for consulting services from McBride that were considered necessary to develop the technologies into salable products. The term of the consulting arrangement was 3 years; the term of the license is 14 years. The Company exchanged 1,000,000 shares of restricted common stock for the 2001
     Agreement, having a value of $2,130,000, based upon quoted market prices on the date of the 2001 Agreement. The total value of the arrangement was allocated between the consulting and license in the amounts of $2,066,100 and $63,900, respectively, based upon the relative fair values of the consulting services and license.

     McBride died on October 7, 2001. All restricted and unrestricted shares became immediately vested and are held by his estate. The due from related party balance of $93,861 at December 31, 2001 represents amounts due to the
     Company from the estate for various expenses paid on behalf of McBride and the estate.

     Related party expenses:

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

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

10.  Commitments and contingencies:

     Securities and Exchange Commissions Investigation:

     The Division of Enforcement of the Securities and Exchange Commission
     ("Division") has commenced an investigation of certain matters related to the Company's financial results and common stock performance during 2000.
     The Division has not made any claim or assessment against the Company, nor have they threatened the Company with litigation. However, the Division is empowered with the ability to recommend some type of enforcement action against the Company as a result of their investigation. Management of the
     Company, with the advise of counsel, is unable to predict the outcome of the investigation at this time.

     Litigation, claims and assessment:

     The Company is a defendant in a consolidated class action lawsuit pending in the United States District Court for the Middle District of Florida
     against the Company and McBride, the Company's former chief executive officer. Commencing in May 2001, five nearly identical class action lawsuits were filed against the Company and McBride, and, on July 24, 2001, those lawsuits were consolidated. In the five initial complaints, the plaintiffs thereto claimed violations of Sections 10(b) and 20(a) of the
     Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In the five initial complaints, the plaintiffs to those actions alleged, among other things, that from March 30, 2000 to March 19, 2001, the Company and
     McBride misstated the Company's sales and revenue figures; improperly recognized revenues; misrepresented the nature and extent of the Company's dealer network; falsely touted purported sales contracts and agreements with large retailers; misrepresented the Company's ability to manufacture, or to have manufactured, its products; and misrepresented the Company's likelihood of achieving certain  publicly announced sales targets. The consolidated amended class action complaint was filed in December 2001. As amended, the consolidated complaint seeks compensatory and other damages, and costs and expenses associated with the litigation and now seeks relief against James Cox also on the same grounds as the claims against Seaview and McBride. In February 2002, the Company filed its motion to dismiss. The plaintiffs responded to the motion to dismiss in early April 2002. The case is in the beginning stages and it is too early to assess the likely outcome or the impact this class action lawsuit will have on the Company.
     Accordingly, no liability, if any that could result has been recorded in the accompanying financial statements.

     The Company is involved in various other claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

10.  Commitments and contingencies (continued):

     License agreements and royalties:

     o    License of Video Security System Technology: In October 1999, the
          Company entered into a licensing agreement with VideoCom, Inc. for its powerline products, including the SecureView product line. The agreement is effective through the expiration of the patents licensed in the agreement (through October 2012). The agreement obligates the
          Company to pay royalties equal to between $5 and $10 per unit of licensed products sold, with minimum annual royalties of between
          $120,000 and $200,000. The Company issued 325,000 shares of common stock as payment for the royalties for 2001. The Company has recognized the estimated fair value of these shares ($236,600) as a charge to 2001 operations.

     o    License of Underwater Camera Technology: In February 2001, the Company
          entered into a consulting and licensing agreement with Richard McBride
          (see Note 9) for a license to exploit certain patented technologies for its SeaView product line. The agreement is effective through the expiration of patents licensed in the agreement (through July 2014).
          The Company paid 997,000 shares of the Company's common stock in 2001 for the license and recorded an intangible asset for the estimated fair value of the shares ($2,066,100), which is being amortized over 5 years. Amortization charged to operations in relation to these licensing rights was $361,568 in 2001.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

11.  Segment information:

     The Company operates in two identifiable industry segments. The Company's
     Marine Products Segment is engaged in the sale of underwater video cameras, lights and accessories, principally to retail sporting goods businesses throughout the United States. The Company's Security Products Segment is
     engaged in the development and sale of video security systems to retail, commercial and governmental entities throughout the United States. There are no significant concentrations of revenue with any one customer. The
     Company's facilities and other assets are, generally, not distinguished among the identifiable segments. Other financial information about the
     Company's segments is as follows:

                                                            2001
                                         ---------------------------------------
                                          Security       Marine
                                          Products      Products         Total
                                         ----------   -----------   ------------
       Net revenue                       $  319,566   $   412,835   $    732,401
       Cost of sales                        196,733       181,599   $    378,332
                                         ----------   -----------   ------------
       Gross profit                      $  122,833   $   231,236   $    354,069
                                         ==========   ===========   ============
       Research and development:
         Stock-based                     $  414,647   $       -     $    414,647
         Other                           $      -     $    91,821   $    91,821

                                                            2000
                                         ---------------------------------------
                                          Security       Marine
                                          Products      Products         Total
                                         ----------   -----------   ------------
       Net revenue                       $      -     $ 1,130,563   $  1,130,563
       Cost of sales                            -         372,975   $    372,975
                                         ----------   -----------   ------------
       Gross profit                      $      -     $   757,588   $    757,588
                                         ==========   ===========   ============
       Research and development:
         Stock-based                     $      -     $   271,255   $    271,255
         Other                           $      -     $    18,768   $     18,768

                                                            1999
                                         ---------------------------------------
                                          Security       Marine
                                          Products      Products         Total
                                         ----------   -----------   ------------
       Net revenue                       $      -     $ 1,029,774    $ 1,029,774
       Cost of sales                            -         198,886    $   198,886
                                         ----------   -----------   ------------
       Gross profit                      $      -     $   830,888    $   830,888
                                         ==========   ===========   ============
       Research and development:
         Stock-based                     $      -     $       -      $       -
         Other                           $      -     $       -      $       -

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

12.  Restatement of 2000 financial statements:

     The 2000 financial statements have been restated to provide valuation allowances of $1,439,322 against deferred tax assets principally related to net tax operating loss carry forwards. The restatement is necessary because, in the opinion of management, evidence as to the recovery of the deferred tax asset, principally projections of future taxable income, does not rise to the "more likely than not" criteria set forth in Financial
     Accounting Standards No. 109, Accounting for Income Taxes.

     The 2000 financial statements have also been restated to reduce the original valuation afforded the contribution of the Golden Springs LLC
     ("Golden") equity investment from $1,027,500 to $146,200. The original valuation was based upon a discounted value of the Company's common stock that the former Chief Executive Officer personally committed to Golden in exchange for the equity investment. Using the context of Accounting
     Principles Opinion No. 29, Nonmonetary Transactions, as it relates to nonreciprocal transfers from owners, management has made its best estimate of the value of the investment received, based upon all available evidence.
     Since, at the time of the contribution of the investment to the Company by the Officer, Golden was in its development stage, with uncertain prospects, and its assets, which consisted primarily of fully  debt-encumbered  real estate, the revised fair value estimate was based upon the Company's ownership in the net equity contributions of Golden. That is, the fair value estimate was based upon what others were investing in Golden at that time. The Golden restatement had no effect on the Company's 2000 results of operations.

     The following table sets forth certain financial categories as originally reported in the Company's 2000 Annual Report on Form 10-K and the restated
     categories reflected in this Annual Report. Also see Note 13 for the 2000 quarterly effects of these restatements:

                                                   Originally
                  Category                          Reported          Restated
     -------------------------------------      --------------     --------------
     Total assets                               $   3,841,944      $   1,521,322
                                                ==============     ==============
     Stockholders' equity                       $   3,362,061      $   1,041,439
                                                ==============     ==============
     Net loss                                   $   2,204,461      $   3,643,783
                                                ==============     ==============
     Net loss per share, basic and diluted      $       (0.18)     $       (0.30)
                                                ==============     ==============

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

13.  Quarterly Financial Results (unaudited):

     Quarterly financial results for the years ended December 31, 2001 and 2000 as originally reported and as restated are as follows:

                                                   Three months ended
                                       ----------------------------------------- -------------
                                          March 31,     June 30,   September 30,  December 31,
                                            2001          2001         2001          2001
                                       ------------- ------------- ------------- -------------

     Revenues, as originally reported   $    197,182   $   509,289   $   184,745  $     49,185
                                                                                 =============
       Sales adjustment                          -        (208,000)          -
                                       ------------- ------------- -------------
     Revenues, as restated              $    197,182   $   301,289   $   184,745
                                       ============= ============= =============

     Net loss, originally reported      $   (264,129)  $   (91,703)  $  (332,730) $ (1,240,154)
                                                                                 =============
     Adjustment for:
       Margin on sales adjustment                -        (108,000)          -
       Stock-based compensation              (45,954)      (52,548)       (7,046)
       Licensing rights amortization         (51,653)     (103,305)     (103,305)
       Deferred income taxes                (157,951)      (58,629)     (212,729)
                                       ------------- ------------- -------------
     Net loss, as restated              $   (519,687)  $  (414,185)  $  (655,810)
                                       ============= ============= =============

     Net loss per share,
       originally reported:             $      (0.01)  $     (0.01)  $     (0.02) $      (0.05)
                                       ============= ============= =============  =============
     Net loss per share,
       as restated:                     $      (0.03)  $     (0.02)  $     (0.03)
                                       ============= ============= =============

                                                   Three months ended
                                       ----------------------------------------- -------------
                                          March 31,     June 30,   September 30,  December 31,
                                             2000         2000         2000          2000
                                       ------------- ------------- ------------- -------------

     Revenues                           $    421,068   $   335,120   $   212,592  $    161,783
                                       ============= ============= ============= =============

     Net loss, originally reported      $   (237,801)  $  (790,160)  $  (655,507) $   (520,993)
     Adjustment for:
       Deferred income taxes                (126,794)     (496,101)     (424,420)     (212,729)
                                       ------------- ------------- ------------- -------------
     Net loss, as restated              $   (364,595)  $(1,286,261)  $(1,079,927) $   (733,722)
                                       ============= ============= ============= =============

     Net loss per share,
       originally reported:             $      (0.03)  $     (0.07)  $     (0.05) $      (0.03)
                                       ============= ============= ============= =============
     Net loss per share, as restated    $      (0.05)  $     (0.11)  $     (0.08) $      (0.06)
                                       ============= ============= ============= =============

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

13.  Quarterly Financial Results (unaudited):

     Restatements:

     The unaudited quarterly financial information for the second quarter of
     2001, as originally reported, has been restated for one sales transaction for which the sales documentation did not support the transfer of risks and rewards of ownership of the product to the customer. The unaudited quarterly financial information in 2001, as originally reported, has also been restated to change the valuation of stock-based compensation.
     Stock-based compensation is measured at the fair value the securities issued or, in the case of options to employees, using an intrinsic approach. Prior to 2001, the Company appropriately utilized an amount equal to the discounted trading market prices of the Company's common stock for measuring stock-based compensation, due to among other reasons the highly volatile market. The Company continued this practice during the first three quarters of 2001, but determined that a significant discount against the trading market price was not warranted. The restatement reflects the value of stock based compensation using the closing market price on the date of the transaction. In addition, using the closing market prices on the date of the transactions increased the value assigned to the 2001 License
     Agreement with McBride discussed in Note 9. The restated quarterly amounts reflect increased amortization expense for this change.

     The unaudited quarterly financial information in 2001 and 2000, as originally reported, has been restated to provide valuation allowances against deferred tax assets principally related to net tax operating carryforwards. The restatements are necessary because, in the opinion of management, evidence as to the recovery of the deferred tax assets, principally projections of future taxable income, does not rise to the
     "more likely than not" criteria set forth in Financial Accounting Standards
     No. 109, Accounting for Income Taxes.

     Fourth Quarter Activity

     The net loss and net loss per share in the fourth quarter of 2001 were higher than amounts experienced in the preceding three quarters because of certain fourth quarter transactions including (i) charges of $310,800 for employee stock-based compensation, (ii) charges of $262,570 for non-employee stock-based compensation and (iii) significant legal expenses of $228,000.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

14.  Earnings per share computations:

                                                Year Ended December 31,
                                          2001            2000          1999
                                      -------------  -------------  -------------
                                                      ( Restated )
Net (loss) income                     $  (2,829,836) $  (3,643,783) $      47,023
                                      =============  =============  =============
Pro forma net income (unaudited)                                    $      26,951
                                                                    =============
Weighted average common shares:
     Basic                               21,193,616     12,051,616      7,105,644
     Dilutive options                           --             --       2,622,553
                                      -------------  -------------  -------------
     Diluted shares                      21,193,616     12,051,616      9,728,197
                                      =============  =============  =============
Basic net income (loss) per share:
     Historical                       $       (0.13) $       (0.30) $        0.01
                                      =============  =============  =============
     Unaudited pro forma                                            $        0.00
                                                                    =============
Diluted net income (loss) per share:
     Historical                       $       (0.13) $       (0.30) $        0.00
                                      =============  =============  =============
     Unaudited pro forma                                            $        0.00
                                                                    =============

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                           Balance     Charged                    Balance
                                          Beginning      to                       End of
                                           Of Year     Expense     Deletions       Year
                                         ----------  -----------  -----------  ------------
     Year ended December 31, 1999:
       Allowance for doubtful accounts   $      -    $       -    $       -    $        -
                                         ==========  ===========  ===========  ============
       Allowance for excess/obsolete
        inventory                        $      -    $       -    $       -    $        -
                                         ==========  ===========  ===========  ============
       Allowance for future returns      $      -    $       -    $       -    $        -
                                         ==========  ===========  ===========  ============
       Valuation allowance for deferred  $      -    $       -    $       -    $        -
        taxes                            ==========  ===========  ===========  ============

     Year ended December 31, 2000:
       Allowance for doubtful accounts   $      -    $    24,389  $       -    $     24,389
                                         ==========  ===========  ===========  ============
       Allowance for excess/obsolete
        inventory                        $      -    $    15,000  $       -    $     15,000
                                         ==========  ===========  ===========  ============
       Allowance for future returns      $      -    $       -    $       -    $        -
                                         ==========  ===========  ===========  ============
       Valuation allowance for deferred  $      -    $ 1,439,322  $       -    $  1,439,322
                                         ==========  ===========  ===========  ============

     Year ended December 31, 2001:
       Allowance for doubtful accounts   $   24,389  $    54,443  $   (67,971) $     10,861
                                         ==========  ===========  ===========  ============
       Allowance for excess/obsolete
        inventory                        $   15,000  $     7,500  $   (22,500) $        -
                                         ==========  ===========  ===========  ============
       Allowance for future returns      $      -    $    24,000  $       -    $     24,000
                                         ==========  ===========  ===========  ============
       Valuation allowance for deferred  $1,439,322  $   624,678  $       -    $  2,064,000
                                         ==========  ===========  ===========  ============

