Form 10-K/A
period 2001-12-31
SEAVIEW VIDEO TECHNOLOGY INC
filed 2002-04-30
CIK 894536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................31

PART III

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............33

      ITEM 11. EXECUTIVE COMPENSATION.........................................35

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................38

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................38

PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K........................................39

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

We have made early contact with large retail chains, home-improvement chains, electronic-specialty chains, and discount-store chains. Current efforts focus on completing our pricing structure so that we can move forward with these customers.

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

     Provision for doubtful accounts. The 2001 provision for doubtful accounts of $54,000 increased $30,000 over provisions in 2000. The increase relates to an increased allowance for uncollectible accounts placed on the aged receivables for the year ended December 31, 2001 arising from weakened economy sales.
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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

10.1 and 10.2

Directors and Executive Officers of the Registrant.

George S. Bernardich, III,  Chairman of the Board/President/CEO, age 45

Mr. Bernardich joined the Company in November 2000 following a 28-year career with the J.C. Penney Co., Inc. While at J.C. Penney Co., Inc., Mr. Bernardich's
employment included increasing levels of responsibility in store, district, and corporate level management. His most recent positions were Catalog Media Manager
/ Buyer and Director of Merchandise Synergies for the Eckerd Drug Division. Mr.
Bernardich initially served as our Chief Operating Officer until February 2001, when he became our President and Chief Executive Officer. His current term as a
Director will continue until the annual meeting of 2002. Mr. Bernardich is not involved in any material legal proceedings in which he is an adverse party to the Company or has a material interest adverse to the Company.

Michael A. Ambler, Chief Operating Officer, Age 48

Mr. Ambler joined the Company in February 2001, following a 28-year career with the J.C. Penney Co., Inc. During his career with J.C. Penney Co., Inc., Mr.
Ambler served in many areas at increasing levels of responsibility. His most recent responsibilities were Divisional Communications Manager, Senior Buyer,
Divisional Merchandise Manager, and a director within the catalog organization.
Mr. Ambler is not involved in any material legal proceedings in which he is an adverse party to the Company or has a material interest adverse to the Company.

Douglas A. Bauer, Chief Financial Officer, Age 40

Mr. Bauer joined the Company in March of 2001. He received a bachelors degree in
Accounting from Miami University, Ohio in 1985, and spent an additional year at
Miami's European Center in Luxembourg studying international economics and political science. He spent three years with Price Waterhouse in the audit division of its Atlanta office before moving on to Guardian Industries, a worldwide glass manufacturer and fabricator, where he took the position of operations manager for two newly acquired fabrication businesses. Prior to joining SeaView, Mr. Bauer was a partner in Flowers Direct and eFlowers.com, and served three years as its COO and CFO. Mr. Bauer is not involved in any material legal proceedings in which he is an adverse party to the Company or has a material interest adverse to the Company.

James R. Cox, Director, Secretary-Treasurer, Vice President-New Products, age 52

Mr. Cox joined the Company in May, 1998, shortly after its inception. He was named an officer and director in 1999. Mr. Cox followed his early interest in communications technology into a 30-year career in broadcasting and commercial production. He has worked in station operations management for a number of companies, as well as in contract services for broadcasters, audio and video production, and as an electronics technician. Mr. Cox's current term as a
Director will continue until the annual meeting of 2002. Mr. Cox is not involved in any material legal proceedings in which he is an adverse party to the Company or has a material interest adverse to the Company.

Myles J. Gould, Director, age 59

Mr. Gould has been a Director of our Company since April 1999, and his current term as a Director will continue until the annual meeting of 2002. Mr. Gould has been involved in the development of real estate projects for more than 30 years.
His firm, Gould & Company, is based in Atlanta, Georgia. Mr. Gould has developed over 2000 acres for diverse applications including shopping centers, office complexes, and multiple- and single-occupancy residential developments. He has spoken on many occasions on the subject of apartment-to-condominium conversions.
Mr. Gould formerly served as a Director for Modular Systems, Inc., a factory-assembled housing company. Mr. Gould is not involved in any material legal proceedings in which he is an adverse party to the Company or has a material interest adverse to the Company.

Dr. Bradford M. Gould, Director, age 32

Dr. Gould has been a Director of our Company since April 1999, and his current term as a Director will continue until annual meeting of 2002. Dr. Gould received a Bachelor's Degree in Marine Science and Biology from the University of Miami in 1992. He earned his Master's Degree from the University of Hawaii from 1992 through 1995, identifying pollutants and their sources in Manmala Bay,
Honolulu. After attending the Medical College of Georgia from 1995 to 1999, he entered the residency program at St. Vincent's Hospital, Jacksonville, Florida.
Dr. Gould is currently in the Residency Family Practice Program at Greenville
Memorial Hospital in South Carolina. Dr. Gould is not involved in any material legal proceedings in which he is an adverse party to the Company or has a material interest adverse to the Company.

10.3 Identification of Certain Significant Employees

     Not Applicable.

10.4 Family Relationships

     Brad Gould is the son of Miles Gould; both are Directors for the
Registrant.

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information for the years ended December
31, 2001, 2000, and 1999 with respect to compensation paid by the Company to the
Company's Chief Executive Officer and each of the Company's other executive officers:

11.1     Summary Compensation Table
                                                                       Restricted Securities
                                                         ($) Other     Stock      Underlying                 ($)
    Name & Principal                  Salary    Bonus      Annual      Awards      Options       LTIP     All Other
        Position            Year        ($)      ($)    Compensation   ($) (1)    / SAR's ($)   Payouts  Compensation

George Bernardich III       2001      65,625      -          -          136,500      -            -          -
Chairman, CEO  (2)          2000       6,250      -          -              -        -            -          -
                            1999        n/a      n/a        n/a            n/a      n/a          n/a        n/a

Richard L. McBride (3)      2001         -        -          -          133,274      -            -          -
CEO, President              2000      40,420      -          -           33,332      -            -          -
                            1999         -        -          -           25,694      -            -          -

Michael Ambler  (4)         2001       6,250      -          -           63,000      -            -       109,083
Chief Operating Officer     2000        n/a      n/a        n/a            n/a      n/a          n/a        n/a
                            1999        n/a      n/a        n/a            n/a      n/a          n/a        n/a

NOTES:
The Registrant did not become a reporting company until March of 1999.
Calculations exclude standard group-insurance benefits applied equally to all salaried employees, as defined by $209.402(a).

     1.   Stock compensation was issued to executive officers in lieu of salary.
          All stock compensation was issued in the form of restricted shares and, for accounting purposes, were valued at the prevailing closing market price on the day of issuance.

     2.   Mr. George Bernardich joined the Company as COO in November of 2000.
          He was promoted to Chairman and CEO on February 21, 2001. Refer to note 1 above for reference to restricted stock awards.

     3.   Mr. Richard L. McBride served as the Company's President & CEO until his resignation on February 21, 2001. Mr. McBride's stock compensation was related to the amortization of unearned compensation from a 1999 consulting agreement in the amount of $43,474 and compensation from a
          February 14, 2001 consulting and licensing agreement in the amount of
          $69,300. Mr. McBride passed away on October 7, 2001.

     4.   Mr. Michael Ambler joined the firm in late February of 2001 as COO, but did not begin salary compensation until December of 2001. In
          September of 2000, prior to joining the Company, Mr. Ambler received shares of restricted common stock for a 2 year consulting agreement, of which $109,083 was amortized in fiscal year 2001. Refer to note 1 above for reference to restricted stock awards.

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

11.6    Compensation for Board of Directors and Committee Members

      Directors and Committee Members did not receive, and were not eligible for, compensation from the Registrant during the fiscal year ending December 31,
2001.

11.7     Report on Repricing of Options/SARs
      Not applicable.

11.8     Additional Information with Respect to Insider Participation.

Compensation Decisions. During the fiscal year ending December 31, 2001, the
Board of Directors served as the Compensation Committee with regard to executive compensation, in the absence of a formal committee.

Other than base salaries, there were no additional compensation plans or policies in place for any executive officer as of December 31, 2001. No cash bonuses were granted during fiscal year 2001. Restricted stock compensation to officers, as outlined in "11.1 Summary Compensation Table", was issued in lieu of salary and approved by the Board of Directors. All stock compensation was issued in the form of restricted shares and, for accounting purposes, were valued at the prevailing closing market price on the day of issuance.

11.9     Performance Chart and Total Return Calculation

                             Stock Price Performance

     The following table and accompanying graph and depicts the value of $100 invested in SeaView Video Technology, Inc. common stock beginning March 31,
1999, through April 26, 2002 (Fiscal year end was December 31, 2001.)

Comparisons are made to:
            1. The NASDAQ Index (NDX), an index of NASDAQ stocks.
            2. SeaView Video Technology, Inc. (SEVU)

        Apr-  Jul-  Nov-  Jan-  Apr-  Jul-  Nov-  Jan-  Apr-  July  Nov-  Jan-  Apr-
         99    99    99    00    00    00    00    01    01    01    01    02    02

NDX     100   106   123   167   176   168   153   121    83   109   104   101    81
SEVU    100    53    44   293   655   872   659   195   103    75    75    44    27

Item 12. Security Ownership of Certain Beneficial Owners and Management
(pursuant to 229.403)

     12.1 Security Ownership of Certain Beneficial Owners as of April 22, 2002:

                                                          Amount
                                                       of Beneficial
                            Name and Address             Ownership      Percent of
      Title of Class      of Beneficial Owner            (shares)          Class

          Common      Estate of Richard L. McBride (1)   2,070,709         6.64%

     (1)  Richard L. McBride served as President and CEO until his resignation on February 7, 2001.  Mr. McBride passed away on October 7, 2001 and his shares of common stock in the Company became the property of his
          Estate. The Estate has no rights to additional beneficial ownership in the Company.

     12.2 Security Ownership of Management as of April 22, 2002:

                                                   Amount of Beneficial
                            Name and Address             Ownership      Percent of
      Title of Class      of Beneficial Owner            (shares) *        Class

          Common         George Bernardich III           3,653,025         11.72%

          Common            Michael Ambler               1,863,900          5.98%

          Common            Douglas Bauer                1,186,167          3.80%

          Common             James R. Cox                  111,000            **

          Common            Myles J. Gould                 767,500          2.46%

          Common           Bradford M. Gould                38,000            **

     * Both free trading and restricted shares of the Company's common stock carry the voting privilege of one vote per share.

     ** Total beneficial ownership represents less than 1% of total shares outstanding.

Item 13. Certain Relationships and Related Transactions.

As of December 31, 2001, the Company held a series of Notes Receivable from the
Estate of Richard L. McBride totaling $93,900. Refer to Note 9, page F-21, of the Company's audited financial statements.

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

(Registrant) SEAVIEW VIDEO TECHNOLOGY, INC.

By /s/GEORGE S. BERNARDICH, III
GEORGE S. BERNARDICH, III, President/Chief Executive Officer
April 30, 2002

By /s/DOUGLAS BAUER
DOUGLAS BAUER, Chief Financial Officer
April 30, 2002

By /s/JAMES COX
JAMES COX, Secretary-Treasurer
April 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/GEORGE S. BERNARDICH, III
GEORGE S. BERNARDICH, III, Chairman, Director
April 30, 2002

By  /s/DOUGLAS BAUER
DOUGLAS BAUER, Chief Financial Officer
April 30, 2002

By /s/JAMES COX
JAMES COX, Director
April 30, 2002

By /s/MILES GOULD
MILES GOULD, Director
April 30, 2002

By /s/BRAD GOULD
BRAD GOULD, Director
April 30, 2002

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

