Form 10QSB
period 2002-03-31
SEAVIEW VIDEO TECHNOLOGY INC
filed 2002-05-20
CIK 894536

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Total number of shares of Common Stock, as of May 16, 2002: 32,078,296

                        SEAVIEW UNDERWATER RESEARCH, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                          Page No.

         Item 1.    Financial Statements                                 3 - 10

         Item 2.    Management's Discussion and Analysis or Plan        11 - 15
                    of Operations

Part II. OTHER INFORMATION                                              16 - 17

         Item 6.    Exhibits and Reports on Form 8-K                         18

Signatures                                                                   19

PART I.  FINANCIAL INFORMATION

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEETS

                                     Assets

                                                                         March 31,          December 31,
                                                                           2002                 2001
                                                                        (Unaudited)
                                                                      ---------------      ---------------
Current Assets:
    Cash and cash equivalents                                         $     4,292      $          5,233
    Accounts receivable trade, net of allowance for
     doubtful accounts $10,861 in 2002 andof $24,389
     in 2001                                                               80,526                79,014
    Inventories                                                           649,995               742,690
    Prepaid expense and other current assets                              105,107               130,797
    Note receivable                                                        74,439                   -
                                                                      ---------------     ---------------
        Total current assets                                              914,359               957,734

Licensing rights, net of accumulated amortization of $464,873
  in 2002 and $361,568 in 2001                                          1,601,227             1,704,532
Property and equipment, net                                               366,778               379,565
Due from related party                                                     93,861                93,861
                                                                     ---------------      ---------------
        Total assets                                                 $  2,976,225         $   3,135,692
                                                                     ===============      ===============

                      Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts Payable                                                      795,118               764,959
    Accrued liabilities                                                   200,288               167,784
    Deferred revenue                                                       47,062                48,226
    Other liabilities                                                      57,500                 -
    Convertible debentures                                                 96,510                 -
                                                                     ---------------      ---------------
        Total current liabilities                                       1,196,478               980,969
                                                                     ---------------      ---------------

Stockholders equity:
Common Stock, $.001 par value, 100,000,000 shares authorized;
  Issued and outstanding (31,637,771 - 2002; 28,571,809 - 2001)            31,638                28,572
Additional paid-in capital                                              9,597,424             9,018,699
Treasury stock, at cost, 353,575 shares                                  (277,757)             (277,757)
Unearned Restricted Stock Compensation                                   (165,292)             (130,502)
Accumulated deficit                                                    (7,406,266)           (6,484,289)
                                                                    ---------------      ---------------
        Total stockholders equity                                       1,779,747             2,154,723
                                                                    ---------------      ---------------
        Total liabilities and stockholders equity                   $   2,976,225        $    3,135,692
                                                                    ===============      ===============

 The accompanying notes are an integral part of these condensed financial statements

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Quarter Ended March 31,
                                                                ---------------------------
                                                               2002                    2001
                                                                                    (Restated)
                                                         ---------------         --------------

Net Revenue                                              $      126,616          $     197,182
Cost of goods sold                                               64,861                 95,814
                                                         ---------------         --------------
     Gross Profit                                                61,755                101,368
Operating expenses:
     Salaries and wages                                         400,463                196,290
     Advertising and promotions                                 106,594                 42,551
     Depreciation and amortization                              121,705                 71,531
     Research and development                                   113,058                  -
     Rent and utilities                                          32,432                 14,263
     Professional and consulting fees                           143,327                118,205
     Other expenses                                              66,153                 44,032
                                                         ---------------         --------------
         Total operating expenses                               983,732                486,872
                                                         ---------------         --------------
Net loss from operations                                       (921,977)              (385,504)
Equity in loss of affiliate                                     -                     (134,183)
                                                         ----------------        --------------
Loss before taxes                                              (921,977)              (519,687)

Income tax expense                                              -                       -
                                                         ----------------        --------------
Net loss                                                 $     (921,977)          $   (519,687)
                                                         ================        ==============

Basic and diluted net loss per common share                        (.03)                   (.03)

Basic and diluted weighted average number of common
  shares outstanding                                         29,765,289              18,131,254

 The accompanying notes are an integral part of these condensed financial statements.

                          SEAVIEW VIDEO TECHNOLOGY, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unsaudited)

                                                                       Quarter Ended
                                                                       -------------
                                                                                  March 31,
                                                                March 31,            2001
                                                                  2002            (Restated)
                                                                ---------        -----------
Cash flows from Operating activities:
    Net Loss                                                   $ (921,977)       $ (519,687)
    Adjustments to reconcile net loss to net cash flows
        from operating activities:
        Depreciation                                               18,400            19,878
        Amortization of licensing rights                          103,305            51,653
        Amortization of unearned compensation                      34,210           103,653
        Equity in loss of affiliate                                  -              134,183
        Stock-based compensation - employees                      257,413            57,748
        Stock-based compensation - consultants                     85,378               -
     Changes in operating assets and liabilities:
        Accounts receivable trade                                  (1,512)           (54,509)
        Inventories                                                92,695             22,453
        Prepaid expenses and other assets                          25,690              -
        Accounts payable trade                                     30,159            (56,954)
        Accrued liabilities                                        32,504              8,963
        Deferred revenue                                           (1,164)              -
                                                                 -----------      ------------
    Net cash flows from operating activities                     (244,899)          (232,619)

Cash flows from investing activities:
    Acquisition of property and equipment                          (5,613)              -
    Advances on note receivable                                   (74,439)              -
                                                                 -----------      ------------
    Net cash flows from investing activities                      (80,052)              -

Cash flows from financing activities:
    Repayment of loan to officer                                      -              195,000
    Proceeds from stock offering                                  227,500               -
    Proceeds from convertible debentures                           96,510               -
                                                                 -----------      ------------
    Net cash flows from financing activities                      324,010            195,000

    Net change in cash and cash equivalents                          (941)           (37,619)

    Cash and cash equivalents at beginning of period                5,233             41,264
                                                                 -----------      ------------
    Cash and cash equivalents at end of period                   $  4,292         $    3,645
                                                                 ===========      ============
     Supplemental Disclosures of Cash Flow
     Information:
     Conversion of convertible debentures
     to common stock                                                  -              100,000
                                                                 ===========      ===========

                Supplemental Disclosure of Cash Flow Information

     Non-cash financing activities:

     The Company issued 1,634,712 shares of common stock for current and future services of $411,791.

     Cash paid for taxes                                              -                 -
                                                                 ===========      ===========
     Cash paid for interest                                           -                 -
                                                                 ===========      ===========

 The accompanying notes are an integral part of these condensed financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                 Notes to Interim Condensed Financial Statements
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The Company's interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31,
2002, are not necessarily indicative of the results that can be expected for a full fiscal year.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses in recent years and has a significant net working capital deficiency at
March 31, 2002. The Company's losses have arisen as a result of weak Marine
Product Segment sales, driven largely by the economic downturn in the marine industry. In addition, the Company has devoted significant efforts in the further development and marketing of products in its Security Products Segment which, while now showing tangible results in the form of purchase orders both received and forthcoming, cannot yet be classified as sufficient to totally fund operations for any period of time.

The Company's ability to continue as a going concern is dependent upon: raising additional capital to fund operations; the further development of the Security
Products Segment; and, ultimately, its ability to achieve profitable operations.
As outlined above, the Company received $324,010 in debt and equity financing since December 31, 2001 and is currently addressing several additional financing sources. However, there can be no assurances that additional financing can be obtained on conditions considered by management to be reasonable and appropriate. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

2.       NOTE RECEIVABLE

         During February 2002, the Company issued a note receivable to a consultant for legal fees paid for the filing of international patent rights related to the patents that the Company has licensed from the borrower.  This note is unsecured, non-interest bearing and payable in full within 180 days.

3.       CONVERTIBLE DEBENTURES

        During January 2002, the Company signed a promissory note for $96,510 in borrowings. At the option of the lender, the principal portion of the note can be converted into 301,595 shares of the Company's restricted common stock at a conversion price of $.32 per share through December 31, 2002. The stated
conversion price was equal to the market price of the common stock on the commitment date. If the lender does not exercise the conversion feature by that date, the note will become payable in full on January 31, 2005. The note bears interest at 10% payable in annual installments.

4.       STOCKHOLDERS' EQUITY

            During the first quarter 2002, 1,431,250 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of
Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. Proceeds from the offering amounted to $170,000.

During the first quarter 2002, the Company issued 963,500 shares of restricted common stock to employees and directors as compensation for services.
The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $257,413 in the aggregate.

During the first quarter 2002, the Company issued 671,212 shares of restricted common stock to consultants as compensation for consulting services, which contained various vesting terms and conditions. The restricted common stock was valued based upon the trading market prices on the dates of issuance, or
$154,378 in the aggregate. Compensation expense of $85,378 was immediately recorded upon issuance and an additional $2,875 was amortized during the period from issuance through the end of the quarter. Additionally, $31,335 of compensation expense was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultants as compensation in previous years.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                 Notes to Interim Condensed Financial Statements
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

5.      COMMITMENTS AND CONTINGENCIES

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
misrepresented the Company's ability to manufacture, or to have manufactured, its products; and misrepresented the Company's likelihood of achieving certain publicly announced sales targets. The consolidated amended class action complaint was filed in December 2001. As amended, the consolidated complaint seeks compensatory and other damages, and costs and expenses associated with the litigation and now also seeks relief against James Cox, the Company's Secretary and Treasurer, on the same grounds as the claims against Seaview and McBride. In
February 2002, the Company filed its motion to dismiss. The plaintiffs responded to the motion to dismiss in early April 2002. On May 17, 2002, the Company reached an agreement in principle, in the form of a Memorandum of Understanding, to settle the action. In the settlement, the Company would tender 6,000,000 shares of its free trading common stock to the class participants. In addition, the Company would pay, up to a maximum of $125,000, for costs incurred by the plaintiffs in the litigation, plus the costs of settlement notice and administration. In the aforementioned Memorandum of Understanding, the Company and the plaintiffs' counsel have agreed to prepare and execute a definitive
Stipulation of Settlement and jointly seek preliminary and final Court approval.
The Settlement is conditional upon receiving final judicial approval of the
Stipulation.

           License agreements and royalties:

        o   License of Video Security System Technology:  In October 1999, the
            Company entered into a licensing agreement with VideoCom, Inc. for its powerline technologies, which are utilized in the SecureView product line. The agreement is effective through the expiration of the patents licensed in the agreement (through October 2012).  The agreement obligates the Company to pay royalties equal to between $5 and $10 per unit of licensed products sold, with minimum annual royalties of between $120,000 and $200,000.  No expense related to this agreement was incurred during the three months ended March 31,
            2002 or 2001.

        o   License of Underwater Camera Technology:  In February 2001, the
            Company entered into a consulting and licensing agreement with
            Richard McBride for a license to exploit certain patented
            technologies for its SeaView product line. The agreement is effective through the expiration of patents licensed in the agreement (through July 2014). The Company paid 997,000 shares of the Company's common stock in 2001 for the license and recorded an intangible asset for the estimated fair value of the shares
            ($2,066,100), which is being amortized over 5 years. Amortization charged to operations in relation to these licensing rights was
            $103,305 and $51,653 during the three months ended March 31, 2002 and 2001, respectively.

6.      SEGMENT INFORMATION

The Company operates in two identifiable industry segments. The Company's Marine
Products Segment is engaged in the sale of underwater video cameras, lights and accessories, principally to retail sporting goods businesses throughout the
United States. The Company's Security Products Segment is engaged in the development and sale of video security systems to retail, commercial and governmental entities throughout the United States. There are no significant concentrations of revenue with any one customer. The Company's facilities and other assets are, generally, not distinguished between the identifiable segments. Other financial information about the Company's segments is as follows:

                                                Three Months Ended March 31, 2002
                                             ------------------------------------

                                              Security       Marine
                                              Products      Products      Total
                                             ---------      ---------     -----

Net revenue                                  $  48,140    $  78,476   $ 126,616
Cost of sales                                   23,750       41,111      64,861
                                             ---------    ---------    ---------
Gross profit                                 $   24,390   $  37,365   $  61,755
                                             =========    =========    =========
Research and development:
  Stock-based                                $  85,378    $      -    $  85,378
  Other                                      $  27,680    $      -     $ 27,680

                                                Three Months Ended March 31, 2001
                                             ------------------------------------

                                              Security       Marine
                                              Products      Products      Total
                                             ---------      ---------     -----

Net revenue                                  $    -         $ 197,182  $ 197,182
Cost of sales                                     -            95,814     95,814
                                             -----------    ---------  ---------
Gross profit                                 $    -         $ 101,368  $ 101,368
                                             ===========    =========  =========
Research and development:
  Stock-based                                $    -         $      -   $     -
  Other                                      $    -         $      -   $     -

7.     RESTATEMENTS

            The unaudited quarterly financial information for the first quarter of 2001, as originally reported, has been restated to change the valuation of stock-based compensation. Stock-based compensation is measured at the fair value of the securities issued or, in the case of options to employees, using an intrinsic approach. Prior to 2001, the Company appropriately utilized an amount equal to the discounted trading market prices of the Company's common stock for measuring stock-based compensation, due to among other reasons the highly volatile market. The Company continued this practice during the first three quarters of 2001, but determined that a significant discount against the trading market price was not warranted. The restatement reflects the value of stock based compensation using the closing market price on the date of the transaction. In addition, using the closing market prices on the date of the transactions increased the value assigned to the 2001 "license" Agreement with
McBride discussed in Note 5. The restated quarterly amounts reflect increased amortization expense for this change.

            The unaudited quarterly financial information in 2001, as originally reported, has been restated to provide valuation allowances against deferred tax assets principally related to net tax operating loss carryforwards. The restatements are necessary because, in the opinion of management, evidence as to the recovery of the deferred tax assets, principally projections of future taxable income, did not rise to the "more likely than not" criteria set forth in Financial Accounting Standards No. 109, Accounting for Income Taxes.

Quarterly financial results for the three months ended March 31, 2001 as originally reported and as restated are as follows:

            Revenues, as originally reported      $  197,182
              Sales adjustment                          -
                                                  ----------
           Revenues, as restated                  $  197,182
                                                  ==========

           Net loss, originally reported          $ (264,129)
           adjustment for:
             Margin on sales adjustment                   -
             Stock-based compensation                (45,954)
             Licensing rights amortization           (51,653)
             Deferred income taxes                  (157,951)
                                                  ----------
           Net loss, as restated                  $ (519,687)
                                                  ==========

           Net loss per share, originally
             reported:                            $    (0.01)
                                                  ==========
           Net loss per share, as restated        $    (0.03)
                                                  ==========

                                      F-6

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

A.  Overview

For the most part, the Company remained in a "holding pattern" during the quarter ending March 31, 2002. As previously described in our amended Form 10-K, the Company was moving forward with major retailers while working toward a settlement of the Consolidated Class Action litigation. These activities, along with negotiations for terms of a long-range funding commitment, continued during this period.

We received the first round of purchase orders from a national discount chain in
February, 2002. We began the production and fulfillment process during March of
2002. As of the date of this filing, we are shipping product in fulfillment of these purchase orders, and additional purchase orders for these items are still arriving.

In late March of 2002, we received an initial purchase order from a second national discount chain. The order constitutes a multiple-store product test, from which the forecast of additional orders will be calculated. The Company, as of the date of this filing, is preparing to ship and fulfill the order.

We now anticipate a resolution of the Consolidated Class Action Litigation, confirmed by a Memorandum of Understanding with the Plaintiffs' counsel and subject to filing and approval by the Court (see "Legal Proceedings").

The Company has completed a term sheet encompassing the securing of working capital financing from a lender, and we believe the consummation of the agreement and arrival of funds to be imminent.

B.  Results of Operations

Net revenue. Net revenue decreased 36% from $197,182 for the quarter ended March
31, 2001 to $126,616 for the quarter ended March 31, 2002. Overall, marine product segment sales decreased 40% from $197,182 for the quarter ended March
31, 2001 to $78,476 for the quarter ended March 31, 2002. The sluggish economy adversely affected sales in the marine products segment, as well as the
Company's decision to reduce its advertising and attendance at marine trade shows while concentrating on obtaining new mass-retailers. The security products segment contributed $48,140, or 38% to overall revenues for the quarter ended
March 31, 2002. The Company's security products were first introduced for sale in May of 2001.

Cost of Goods Sold. Cost of Goods sold decreased 32% from $95,814 for the quarter ended March 31, 2001 to $64,861 for the quarter ended March 31, 2002. As a percentage of net revenue, cost of goods sold increased to 51% from 49% in the prior year comparative quarter ended March 2001. The March 2002 quarter ended percentage for the marine products segment was 52%, compared to 49% for the quarter ended March 2001. The March 2002 percent for the security products segment was 49%. The increase in the cost of goods sold percentage of net revenues for the marine products segment was due primarily to Managements'
decision to implement price adjustments in an effort to improve sales in a sluggish economy.

Salaries and Wages. Salaries and Wages increased 104% from $196,290 for the quarter ended March 31, 2001 to $400,463 for the quarter ended March 31, 2002.
The increase was due to stock based-compensation which comprised $257,413, or
64% of the March 31, 2002 quarter ended compensation expense. Salary and Wages comprises employee wages ,stock compensations and temporary labor.

Advertising and Promotion. Advertising and promotions increased 150% from
$42,551 for the quarter ended March 31, 2001 to $106,594 for the quarter ended
March 31, 2002. The increase is primarily due to the Company's participation in security industry trade shows during the quarter. This amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

Depreciation Expense. Depreciation and amortization increased 70% from $71,531 for the quarter ended March 31, 2001 to $121,705 for the quarter ended March 31,
2002. The increase was due to capitalized license rights acquired in the prior year. On February 14, 2001, the Company entered into a Licensing Agreement with the Company's Chairman, Richard McBride that provided for a license to exploit certain patented technologies owned by McBride. The Company exchanged 1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services. The shares were based upon quoted market prices on the date of the Agreement. The total value of the arrangement was allocated between the license and consulting services in the amounts of $2,066,100 and
$63,900, respectively, based upon the relative fair values of the consulting services and license. The licensing rights are being amortized over their estimated useful lives of five years. Annualized amortization of the license rights is approximately $413,000, of which $103,305 was amortized for the quarter ended March 31, 2002.

Research & Development. Research and development expense for the quarter ended
March 31, 2002 was $113,058. Of this amount, $85,378, or 75% was issued in the form of stock compensation for research and development consulting. For the quarter ended March 31, 2001, the Company did not itemize its research and development costs as a separate item and are considered to be immaterial for reclassification purposes. Research and development costs consist of all expenditures related to the improvement and development of its current product line, new product development, and engineering consulting fees associated with licensed technology. The increase is directly related to the Company's expenditures for current product improvement and new product development, specifically for its security products segment. The Company expects to continue to invest in the development of its security products into the foreseeable future.

Rent and Utilities. Rent and Utilities increased 127% from $14,263 for the quarter ended March 31, 2001 to $32,432 for the quarter ended March 31, 2002.
The increase was due to two factors. Rent on the Company's corporate office space increased effective January 1, 2002, and additional telephone expenses were incurred as a result of service and system upgrades. Rent and utilities includes office rent, storage, telephone, and utilities.

Professional fees. Professional and consulting fees increased 21% from $118,205 for the quarter ended March 31, 2001 to $143,327 for the quarter ended March 31,
2002. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. The increase was due primarily to an increase in legal expenses related to the Company's defense of class action litigation and regulatory matters. See Part II, Item 1, Legal Proceedings.

Other Expenses. Other expenses increased 50% from $44,032 for the quarter ended
March 31, 2001 to $66,153 for the quarter ended March 31, 2002. The increase was primarily due to an upgrade in the Company's insurance policies and significant travel costs relating to trade show attendance. Other expenses includes: travel, shipping, supplies, property taxes, insurance, bank charges, and various other expenses that are classified as miscellaneous.

Income Taxes. The Company has discontinued the recognition of income tax benefits in the current year 2002, as well as for years 2001 and 2000, due to cumulative net losses in recent years which render the realization of those assets uncertain. The charge in 2000 was related to the establishment of valuation allowances against deferred income tax assets at the beginning of that year. Additional valuation allowances of $624,000 and $1,439,000 were recorded during the years ended December 31, 2001 and 2000, respectively.

C.       LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 2002, the Company funded its losses from operations through two primary sources:

1.       During the first quarter 2002, 1,431,250 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of
         1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors, for the purchase of restricted common stock.
         Proceeds from the offering amounted to $170,000.

2.       An additional $96,510 was raised through the issuance of various convertible debentures as outlined below:

        o  During January 2002, the Company signed a promissory note for $96,510 in borrowings.  At the option of the lender, the principal portion of the note can be converted into 301,595 shares of the Company's restricted common stock at a conversion price of $.32 per share through December 31, 2002.  The stated conversion price was equal to the market price of the common stock on the commitment date.  If the lender does not exercise the conversion feature by that date, the note will become payable in full on January 31, 2005.  The note bears interest at 10% payable in annual installments.

The Company currently has no material commitments for capital expenditures.
However, there are two areas where the management expects significant resources may be required:

        (i)  Because the Company contracts its manufacturing with third parties, and its selling efforts are focused on large retailers, it is expected that additional working capital will be needed to finance the manufacturing of customer purchase orders, when received.

        (ii) The discontinuance of two semiconductor parts used in the manufacture of our security products may require the Company to make advance purchase commitments to wholly satisfy 2002 production requirements. At the time of this filing, management cannot quantify the amount of these potential commitments for two reasons.
             First, it is difficult to forecast customer orders in the various new markets recently entered. Second, the supplier has not at this time provided the Company with a final date for which production of these components will cease.  The Company currently owns in inventory, or can access through third party distributors, enough of these particular components to support a significant increase in revenues over and above the 2001 fiscal year results. It is unknown at this time whether these components will be manufactured by another supplier in the future.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses in recent years and has a significant net working capital deficiency at
March 31, 2002. The Company's losses have arisen as a result of weak Marine
Product Segment sales, driven largely by the economic downturn in the marine industry. In addition, the Company has devoted significant efforts in the further development and marketing of products in its Security Products Segment which, while now showing tangible results in the form of purchase orders both received and forthcoming, cannot yet be classified as sufficient to totally fund operations for any period of time.

The Company's ability to continue as a going concern is dependent upon: raising additional capital to fund operations; the further development of the Security
Products Segment; and, ultimately, its ability to achieve profitable operations.
As outlined above, the Company has raised $324,010 in debt and equity financing since December 31, 2001 and is currently addressing several additional financing sources. However, there can be no assurances that additional financing can be obtained on conditions considered by management to be reasonable and appropriate. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

However, while the Company is at the moment undercapitalized for its desired future undertakings, the company believes a resolution of its legal issues, specifically the class action litigation, is forthcoming (See "Legal
Proceedings"). The Company currently has a written commitment for working capital financing in the form of an executed term sheet, funding for which is pending at the time of this filing. Management believes, because of the proprietary nature of its technology and the merits of its proposed business plan, the Company will be able to obtain the long-term financing needed to fund operations through fiscal year 2003. Management also believes that with its products positioned for mass-retail markets and large-scale commercial applications, the Company could generate a positive cash flow from operations, once customer orders materialize from these newly-entered markets. Lastly, management believes that the quality and integrity of the aforementioned purchase orders would be such that factoring would become available as an additional source of working capital financing.

Special Notice Regarding Forward Looking Statements

         This Form 10-QSB, the quarterly report, and certain information provided periodically in writing or orally by the Company's Officers or its agents contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms "SeaView Video Technology,"
"company," "we," "our" and "us" refer to SeaView Video Technology, Inc. The words "expect," "believe," "plan," "intend," "estimate" and similar expressions and variations thereof if used are intended to specifically identify forward-
looking statements. Those statements appear in a number of places in this Form
10-QSB and in other places, particularly, "Management's Discussion and Analysis or Plan of Operations" and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

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

We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB or annual report to reflect events or circumstances after the date of this Form 10-QSB and annual report or to reflect the occurrence of unanticipated events.

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
improperly recognized revenues; misrepresented the nature and extent of the
Company's dealer network; falsely touted purported sales contracts and agreements with large retailers; misrepresented the Company's ability to manufacture, or to have manufactured, its products; and misrepresented the
Company's likelihood of achieving certain publicly announced sales targets. The consolidated amended class action complaint was filed in December 2001. As amended, the consolidated complaint seeks compensatory and other damages, and costs and expenses associated with the litigation and now also seeks relief against James Cox, the Company's Secretary and Treasurer, on the same grounds as the claims against Seaview and McBride. In February 2002, the Company filed its motion to dismiss. The plaintiffs responded to the motion to dismiss in early
April 2002. On May 17, 2002, the Company reached an agreement in principle, in the form of a Memorandum of Understanding, to settle the action. In the settlement, the Company would tender 6,000,000 shares of its free trading common stock to the class participants. In addition, the Company would pay, up to a maximum of $125,000, for costs incurred by the plaintiffs in the litigation, plus the costs of settlement notice and administration. In the aforementioned
Memorandum of Understanding, the Company and the plaintiffs' counsel have agreed to prepare and execute a definitive Stipulation of Settlement and jointly seek preliminary and final Court approval. The Settlement is conditional upon receiving final judicial approval of the Stipulation.

Item 2. Changes in Securities and Use of Proceeds.

            During the first quarter 2002, 1,431,250 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of
Regulation D, thereof. The placement was open to select officers, employees, and representatives of the Company for the purchase of restricted common stock.
Proceeds from the offering amounted to $170,000.

            During the first quarter 2002, the Company issued 963,500 shares of restricted common stock to employees and directors as compensation for services.
The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $257,413 in the aggregate.

            During the first quarter 2002, the Company issued 671,212 shares of restricted common stock to consultants as compensation for consulting services, which contained various vesting terms and conditions. The restricted common stock was valued based upon the trading market prices on the dates of issuance, or $154,378 in the aggregate. Compensation expense of $85,378 was immediately recorded upon issuance and an additional $2,875 was amortized during the period from issuance through the end of the quarter. Additionally, $31,335 of compensation expense was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultant as compensation in previous years.

Item 5. Other Information
 Not Applicable

Item 6.  Exhibits and Reports of Form 8-K.

The Company filed a Report on Form 8-K on March 25, 2002, to report a change in registrant's certifying accountant. Carol McAtee, CPA., was dismissed as prinicipal accountant to audit registrant's financial statements, and Aidman,
Piser & Company P.A., was engaged as the principal accountant to audit registrant's financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St.
Petersburg, State of Florida on May 20, 2002.

                  SEAVIEW VIDEO TECHNOLOGY, INC.

                  By:/s/ GEORGE S. BERNARDICH, III
                         GEORGE S. BERNARDICH, III
                         Chief Executive Officer

                  By: /s/ J.R. COX
                          J.R. COX
                          Secretary and Treasurer

                  By:/s/ DOUGLAS BAUER
                         DOUGLAS BAUER
                         Chief Financial Officer