Form 10QSB
period 2002-06-30
SEAVIEW VIDEO TECHNOLOGY INC
filed 2002-08-19
CIK 894536

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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
                              200 MADONNA BOULEVARD
                             ST.PETERSBURG, FL 33701

                                 (727) 866-7440
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

Total number of shares of Common Stock, as of August 15, 2002: 35,311,869

                        SEAVIEW VIDEO TECHNOLOGY, INC.

                                      INDEX

Part I.  FINANCIAL INFORMATION                                        Page No.

         Item 1. Financial Statements

                        Seaview Video Technology, Inc. Condensed
                        Balance Sheets.........................................3

                        Seaview Video Technology, Inc. Condensed
                        Statements of Operations (Unaudited).................4-5

                        Seaview Video Technology, Inc. Condensed
                        Statements of Cash Flows (Unaudited)...................6

                        Seaview Video Technology, Inc. Notes to
                        Condensed Financial Statements June 30,
                        2002 and 2001 (Unaudited)............................7-9

         Item 2. Management's Discussion and Analysis or Plan
                 of Operations.............................................10-12

Part II. OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.           Financial statements

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEETS

                                     Assets

                                                                         June 30,          December 31,
                                                                           2002                 2001
                                                                        (Unaudited)
                                                                      ---------------      -------------
Current Assets:
    Cash and cash equivalents                                         $         2,133      $     5,233
    Accounts receivable trade, net of allowance for
     doubtful accounts of $50,654 in 2002 and $24,389
     in 2001                                                                  155,540           79,014
    Inventories                                                               580,708          742,690
    Prepaid expense and other current assets                                   92,181          130,797
    Note receivable--officers                                                  43,000             -
    Note receivable                                                            34,439             -
                                                                      ---------------     ---------------
        Total current assets                                                  908,001          957,734

Licensing rights, net of accumulated amortization of $568,178
  in 2002 and $361,568 in 2001                                              1,497,922        1,704,532
Property and equipment, net                                                   298,493          379,565
Due from related party                                                         93,861           93,861
                                                                     ----------------     ---------------
        Total assets                                                 $      2,798,277     $  3,135,692
                                                                     ================     ===============

                      Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts Payable                                                           929,837         764,959
    Accrued liabilities                                                        317,092         167,784
    Deferred revenue                                                            64,425          48,226
                                                                       ---------------      ------------
        Total current liabilities                                            1,311,354         980,969
                                                                       ---------------      ------------
Long Term Liabilites
        Litigation settlement                                                1,200,000             -
                                                                       ---------------      ------------
        Total liabilites                                                     2,511,354         980,969
                                                                       ---------------      ------------
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized;
  issued and outstanding (36,051,644 - 2002; 28,571,809 - 2001)                 36,051          28,572
Additional paid-in capital                                                  10,498,506       9,018,699
Treasury stock, at cost, 353,575 shares                                       (277,757)       (277,757)
Unearned restricted stock compensation                                        (275,819)       (130,502)
Stock subscription                                                              (5,000)           -
Accumulated deficit                                                         (9,689,058)     (6,484,289)
                                                                        ---------------     ------------
        Total stockholders' equity                                             286,923       2,154,723
                                                                        ---------------     ------------
        Total liabilities and stockholders' equity                      $    2,798,277     $ 3,135,692
                                                                       ===============    ==============

 The accompanying notes are an integral part of these condensed financial statements

                                        3

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended June 30,
                                                                ---------------------------
                                                               2002                  2001
                                                         ---------------         --------------
                                                                                  ( Restated )

Net Revenue                                              $      154,959          $     301,289
Cost of goods sold                                              106,710                155,235
                                                         ---------------         --------------
     Gross Profit                                                48,249                146,054
Operating expenses:
     Salaries and wages                                         540,070                122,756
     Advertising and promotions                                  51,319                109,386
     Depreciation and amortization                              121,547                123,183
     Research and development                                    73,544                 45,502
     Professional and consulting fees                           213,676                163,402
     Other expenses                                             103,602                 59,166
     Litigation settlement                                    1,200,000                   -
                                                         ---------------         --------------
         Total operating expenses                             2,303,758                623,395
                                                         ---------------         --------------
Net loss from operations                                  (2,255,509)         (477,341)

Other income (expense)                                          (27,284)                -
                                                         ----------------        --------------
Loss before taxes                                         (2,282,793)         (477,341)

Income tax expense                                              -                       -
                                                         ----------------        --------------
Net loss                                                 ($   2,282,793)         ($    477,341)
                                                         ================        ==============

Basic and diluted net loss per common share                        (.07)                  (.03)
                                                         ===============          ==============
Basic and diluted weighted average shares outstanding        33,343,876             18,507,291
                                                         ===============          =============

 The accompanying notes are an integral part of these condensed financial statements

                                        4

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Six Months Ended June 30,
                                                                ---------------------------
                                                               2002                  2001
                                                         ---------------         --------------
                                                                                   ( Restated )

Net Revenue                                              $      281,575          $     498,471
Cost of goods sold                                              171,571                251,049
                                                         ---------------         --------------
     Gross Profit                                               110,004                247,422
Operating expenses:
     Salaries and wages                                         940,533                319,046
     Advertising and promotions                                 157,913                151,937
     Depreciation and amortization                              243,252                194,714
     Research and development                                   186,602                 45,502
     Professional and consulting fees                           357,003                281,607
     Other expenses                                             202,187                117,461
     Litigation settlement                                    1,200,000                  -
                                                         ---------------         --------------
         Total operating expenses                             3,287,490              1,110,267
                                                         ---------------         --------------
Net loss from operations                                  (3,177,486)          (862,845)

Other income (expense)                                          (27,284)                (8,618)
                                                         ----------------        --------------
Loss before taxes                                         (3,204,770)          (871,463)

Income tax expense                                              -                        -
                                                         ----------------        --------------
Net loss                                                 ($   3,204,770)          ($   871,463)
                                                         ================        ==============

Basic and diluted net loss per common share                        (.10)                  (.05)
                                                          ==============         ==============
Basic and diluted weighted average shares outstanding        31,546,697             18,314,787
                                                          ==============         ==============

 The accompanying notes are an integral part of these condensed financial statements.

                          SEAVIEW VIDEO TECHNOLOGY, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six Months Ended
                                                                       -------------
                                                                June 30,         June 30,
                                                                  2002             2001
                                                                ---------       -----------
                                                                                ( Restated )
Cash flows from Operating activities:
    Net Loss                                                   ($3,204,770)       ($ 871,463)
    Adjustments to reconcile net loss to net cash flows
        from operating activities:
        Litigation settlement                                    1,200 000               -
        Depreciation                                                36,642            39,756
        Bad debts expense                                           26,266               -
        Loss on sales of fixed assets                               25,514               -
        Amortization of licensing rights                           206,610               -
        Amortization of unearned compensation                       93,070           316,157
        Equity in loss of affiliate                                   -                8,618
        Stock-based compensation expenses                          659,639           145,752
     Changes in operating assets and liabilities:
        Accounts receivable trade                                 (102,792)          (55,754)
        Inventories                                                161,982          (247,298)
        Prepaid expenses                                           (11,384)          (18,533)
        Accounts payable trade                                     321,129           235,518)
        Accrued liabilities                                        149,308           (19,062)
        Deferred revenue                                            16,199               -
                                                                 -----------      ------------
Net cash flows from operating activities                          (422,587)         (466,309)

Cash flows from investing activities:
       Issuances of notes receivable                              (74,439)              -
       Repayments on notes receivable                               40,000               -
       Repayments on notes receivable - officers                     7,000           235,000
       Proceeds from sales of property and equipment                25,000               -
       Purchase of property and equipment                         (6,084)              -
                                                                   -----------    ------------
Net cash flows from investing activities                          (8,523)          235,000

Cash flows from financing activities:
       Proceeds from sales of common stock                         331,500           318,750
       Proceeds from convertible debentures                         96,510               -
                                                                   -----------    ------------
Net cash flows from financing activities                           428,010           318,750

Net change                                                        (3,100)           87,441
Cash at the beginning of the year                                    5,233            41,264
                                                                   -----------    -------------
Cash at the end of the year                                          2,133           128,705
                                                                   ===========    =============

Supplemental Disclosures of Cash Flow Information:

Non-cash financing activities:
       Conversion of accounts payable into 735,000 common shares  $156,250              -
                                                                   ===========      ===========
       Conversion of convertible debentures into 301,595
         and 400,000 shares, respectively of common stock         $ 96,510         $200,000
                                                                   ===========      ===========

Other cash flows information:

     Cash paid for taxes                                               -                -
                                                                   ===========      ===========
     Cash paid for interest                                            -                -
                                                                   ===========      ===========

 The accompanying notes are an integral part of these condensed financial statements.

                                        6

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                     Notes to Condensed Financial Statements
                             June 30, 2002 and 2001
                                  ( Unaudited )

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

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of
$3,204,770 during the six months ended June 30, 2002, has used cash of $422,587 during the same period in maintaining its operations, and has a working capital deficiency of $403,353 as of June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's losses have arisen as a result of weak Marine Product Segment sales, driven largely by the economic downturn in the marine industry. In addition, the
Company has devoted significant efforts in the further development and marketing of products in its Security Products Segment, which, while now showing tangible results in the form of purchase orders both received and forthcoming, cannot yet be classified as sufficient to totally fund operations for any period of time.

The Company's ability to continue is dependent upon: raising additional capital to fund operations and development; the further development of the Security
Products Segment; and, ultimately, its ability to achieve profitable operations.
During the six months ended June 30, 2002, the Company received $428,010 in debt and equity financing and is currently addressing several additional financing sources. However, there can be no assurances that additional financing can be obtained on conditions considered by management to be reasonable and appropriate. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

Certain amounts as previously presented in the 2001 financial statements have been reclassified to conform to the current year presentation.

2.       NOTE RECEIVABLE

During February 2002, the Company issued a note receivable with a face value of
$75,000 to a consultant for legal fees paid on the consultant's behalf. The legal fees were for the filing of international patent rights related to the patents that the Company has licensed from the borrower. This note is unsecured, non-interest bearing and payable in full within 180 days. During the three months ended June 30, 2002, the Company applied approximately $40,000 of royalties due to the consultant against the note, and plans to liquidate the balance in a similar matter.

3.       CONVERTIBLE DEBENTURES

During January 2002, the Company received $96,510 in borrowings under a 10%
convertible debenture. At the option of the lender, the principal portion of the note can be converted into 301,595 shares of the Company's restricted common stock at a conversion price of $.32 per share through December 31, 2002. The stated conversion price was equal to the market price of the common stock on the commitment date. The holder exercised the conversion feature on June 5, 2002.

4.       STOCKHOLDERS' EQUITY

During the six months ended June 30, 2002, 2,818,583 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of
Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. Proceeds from the offering amounted to $331,500.

During the six months ended June 30, 2002, the Company issued 2,222,600 shares of restricted common stock to employees and directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or
$574,261 in the aggregate.

During the six months ended June 30, 2002, the Company issued 1,402,057 shares of restricted common stock to consultants as compensation for consulting services, which contained various vesting terms and conditions. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $323,765 in the aggregate. As of June 30, 2002, unearned consulting expense amounted to $275,819. Consulting expense amortized into earnings during the six month period ending June 30, 2002 amounted to $93,070.

During the six months ended June 30, 2002, the Company issued 735,000 shares of restricted common stock to trade creditors to relieve $156,250 in trade accounts payable. The common stock issued was valued based upon the trading market prices on the dates of issuance, and resulted in no gain or loss from extinguishments of these liabilities.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                     Notes to Condensed Financial Statements
                             June 30, 2002 and 2001
                                  ( Unaudited )

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
improperly recognized revenues; misrepresented the nature and extent of the
Company's dealer network; falsely touted purported sales contracts and agreements with large retailers; misrepresented the Company's ability to manufacture, or to have manufactured, its products; and misrepresented the
Company's likelihood of achieving certain publicly announced sales targets. The consolidated amended class action complaint was filed in December 2001. As amended, the consolidated complaint seeks compensatory and other damages, and costs and expenses associated with the litigation and now also seeks relief against James Cox, the Company's Secretary and Treasurer, on the same grounds as the claims against Seaview and McBride. In February 2002, the Company filed its motion to dismiss. The plaintiffs responded to the motion to dismiss in early
April 2002. On May 17, 2002, the Company reached an agreement in principle, in the form of a Memorandum of Understanding, to settle the action. In the settlement, the Company would tender 6,000,000 shares of its free trading common stock to the class participants. In addition, the Company would pay, up to a maximum of $125,000, for costs incurred by the plaintiffs in the litigation, plus the costs of settlement notice and administration. The Company and the plaintiffs' counsel have agreed to prepare and execute a definitive Stipulation of Settlement and jointly seek preliminary and final Court approval. The
Settlement is conditional upon receiving final judicial approval of the
Stipulation.  However, in management's opinion such approval is probable.
Accordingly, the Company has provided for the impending settlement in the accompanying financial statements by accruing a liability of $1,200,000, which is equal to the current fair market value of the settlement shares, plus an estimated amount for expenses.

           License agreements and royalties:

        o   License of Video Security System Technology: In October 1999,  the
            Company entered into a licensing agreement with VideoCom, Inc. for its powerline technologies, which are utilized in the SecureView product line. The agreement is effective through the expiration of the patents licensed in the agreement (through October 2012). The agreement obligates the Company to pay royalties equal to between $5 and $10 per unit of licensed products sold, with minimum annual royalties of between $120,000 and $200,000. $40,000 of expense related to this agreement was incurred during the six months ended
            June 30, 2002.

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

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                     Notes to Condensed Financial Statements
                             June 30, 2002 and 2001
                                  ( Unaudited )

                                                Six Months Ended June 30, 2002
                                             ---------------------------------

                                              Security       Marine
                                              Products      Products      Total
                                             ---------      ---------     -----

Net revenue                                  $ 119,309    $ 162,266    $ 281,575
Cost of sales                                   79,973       91,598      171,571
                                             ---------    ---------    ---------
Gross profit                                 $  39,336    $  70,668    $ 110,004
                                             =========    =========    =========

                                                Six Months Ended June 30, 2001
                                             ---------------------------------

                                              Security       Marine
                                              Products      Products      Total
                                             ---------      ---------     -----

Net revenue                                  $     -      $ 498,471   $  498,471
Cost of sales                                      -        251,049      251,049
                                             -----------  ----------   ---------
Gross profit                                 $     -      $ 247,422   $  247,422
                                             ===========  ==========   =========
Research and development:
  Stock-based                                $     -      $     -     $     -
  Other                                      $     -      $     -     $     -

7.     RESTATEMENTS

The unaudited  quarterly  financial  information for the quarterly and six month periods ending June 30, 2001, as originally reported, have been restated for the following matters:

Sales adjustment--The unaudited financial statements have been restated to reverse a sales transaction with a $200,000 value and $108,000 margin. The restatement is necessary because title to this product did not transfer to the customer.

Equity in losses of investee--The unaudited financial statements have been restated to reduce the original valuation afforded the contribution of Golden
Springs LLC ("Golden") equity investment from $1,027,500 to $146,200. This restatement is necessary because the original valuation was incorrectly based upon a discounted value of the Company's common stock that the former Chief
Executive Officer personally committed to Golden in exchange for the equity investment. Using the appropriate context in Accounting Principles Board Opinion
No. 29 Nonmonetary Transactions, as it relates to nonreciprocal transfers from owners, management has made its best estimate of the value of the investment received, based upon all available evidence. The lower valuation has resulted in restatements to the equity in losses of the investee.

Stock-based compensation--Stock-based compensation is measured at the fair value of the securities issued. Prior to 2001, the Company appropriately utilized an amount equal to the discounted trading market prices of the Company's common stock for measuring stock-based compensation, due to among other reasons the highly volatile market. The Company continued this practice during the first three quarters of 2001, but determined that a significant discount against the trading market price was not warranted. The restatement reflects the value of stock based compensation using the closing market price on the date of the transaction. In addition, using the closing market prices on the date of the transactions increased the value assigned to the 2001 "license" Agreement with
McBride discussed in Note 5. The restated quarterly amounts reflect increased amortization expense for this change.

Deferred Income Taxes--The unaudited financial statements have been restated to provide valuation allowances against deferred tax assets principally related to net tax operating loss carryforwards. The restatements are necessary because, in the opinion of management, evidence as to the recovery of the deferred tax assets, principally projections of future taxable income, did not rise to the
"more likely than not" criteria set forth in Financial Accounting Standards No.
109, Accounting for Income Taxes.

Quarterly financial results for the three and six months ended June 30, 2001 as originally reported and as restated are as follows:

                                              Three Months Ended       Six Months Ended
                                                June 30, 2001            June 30, 2001
                                               -----------------       ---------------
            Revenues, as originally reported      $  509,289             $  706,471
              Sales adjustment                      (208,000)              (208,000)
                                                   ----------           ------------
           Revenues, as restated                  $  301,289             $  498,471
                                                   ==========           ============

           Net loss, originally reported          $  (91,703)            $ (355,831)
           adjustment for:
             Margin on sales adjustment             (108,000)              (108,000)
             Equity in losses of investee            (63,156)                62,409
             Stock-based compensation                (52,548)               (98,502)
             Licensing rights amortization          (103,305)              (154,958)
             Deferred income taxes                   (58,629)              (216,581)
                                                  ----------             -----------
           Net loss, as restated                  $ (477,341)            $ (871,463)
                                                  ==========             ===========

           Net loss per share, originally
             reported:                            $    (0.01)            $    (0.02)
                                                 ==========              ===========
           Net loss per share, as restated        $    (0.03)            $    (0.05)
                                                 ==========              ===========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the quarterly period ended June 30, 2002, management focused its efforts in the following areas:

        o   Securing long-term financing
        o   Reducing overhead costs
        o   Continuation of R & D for DC transportation and Parking Lot Surveillance
        o   Solidifying overseas production capabilities
        o   Reorganizing its sales management team and sales strategy

As we reported in our 10QSB filed on May 14, 2002, the Company entered its fiscal second quarter in an undercapitalized position. Although Management succeeded in raising additional short-term capital to fund operations, the
Company was unable to secure its anticipated long-term financing as of June 30,
2002. Securing this funding remains the primary focus of Management. While the lack of long-term capital admittedly hampered Management's ability to fully execute certain aspects of its business plan, the Company nevertheless was able to achieve progress in several areas.

During the quarter ended June 30, 2002, Management took action to reduce overhead, both through a considerable reduction in staff and by relocating the corporate headquarters to more affordable premises. Considerable progress was made in the Research & Development area, particularly in final-stage development of the Company's DC Video boards for the transportation market. Circuit-design improvements enhanced the product's quality and performance, in accordance with existing transportation industry standards and requirements. Performance and certification testing, both in the lab and in the field, resulted in product acceptance by several potential customers in the trucking industry.

Plans to manufacture several of the Company's products overseas were solidified during the quarter, with production to begin upon completion of the capital funding process.

The Company also hired a new Director of Sales and Marketing, to implement a more structured sales strategy for both the Marine and Security Divisions. The
Company added several new customers during the quarter, and continued its pursuit of large consumer retailers, presenting proposals for third- and fourth-quarter deliveries. The Company's SecureView outdoor camera underwent in-store trials at a major consumer retailer.

Revenues for the quarter were constrained by the level of financial resources available, resulting in an order backlog in excess of $250,000 at June 30, 2002.

Results of Operations

Net revenue. Net revenue decreased 49% from $301,289 for the quarter ended June
30, 2001 to $154,959 for the quarter ended June 30, 2002. Marine product segment sales were $83,790 or 54% of total revenues for the quarter ended June 30, 2002.
Security product segment sales were $71,169 or 46% of total revenues for the quarter ended June 30, 2002. The Company's security products were first introduced for sale in May of 2001. Product segment data was not available for the quarter ended June 30, 2001 to provide a comparative analysis. The sluggish economy adversely affected sales in the marine products segment, as well as the
Company's decision to reduce its advertising and attendance at marine trade shows while concentrating on obtaining new mass-retailers for both segments. The limited financial resources available to the Company also adversely affected revenues during the reporting period.

Cost of Goods Sold. Cost of Goods sold decreased 31% from $155,235 for the quarter ended June 30, 2001 to $106,710 for the quarter ended June 30, 2002. As a percentage of net revenue, cost of goods sold increased to 69% from 52% in the prior year comparative quarter ended June 2001. The June 2002 quarter ended cost of goods sold percentages for the marine and security products segments were 60%
and 79% respectively. Segment information from the quarter ended June 30, 2001 was not available, however, the average cost of goods sold for that quarter as
52%. The increase in the cost of goods sold as a percentage of net revenues for the marine products segment was due primarily to Managements' decision to restructure its sales strategy by driving its sales through larger distributors rather than selling directly to the end user. The increase in the cost of goods sold as a percentage of net revenues for the security products division was due primarily to Management's decision to adjust pricing closer to what future prices will be from products manufactured overseas, despite the higher inventory carrying value.

                                       10

Salaries and Wages. Salaries and Wages increased 340% from $122,756 for the quarter ended June 30, 2001 to $540,070 for the quarter ended June 30, 2002. The increase was attributable to additional executive level personnel as the Company builds its model. Salaries and wages included $322,000 in non cash stock based compensation.

Advertising and Promotion. Advertising and promotions decreased 53% from
$109,386 for the quarter ended, June 30, 2001 to $51,319 for the quarter ended,
June 30, 2002. The decrease was due primarily to Management's decision to eliminate most advertising for the quarter, except for security trade show participation. This amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

Depreciation Expense. Depreciation and amortization decreased 1% from $123,183 for the quarter ended, June 30, 2001 to $121,547 for the quarter ended June 30,
2002. There were no significant changes in capital equipment or licensing agreements that would have had an effect on depreciation expense. On February
14, 2001, the Company entered into a Licensing Agreement with the Company's
Chairman, Richard McBride that provided for a license to exploit certain patented technologies owned by McBride. The Company exchanged 1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services. The shares were valued upon quoted market prices on the date of the Agreement. The total value of the arrangement was allocated between the license and consulting services in the amounts of $2,066,100 and
$63,900, respectively, based upon the relative fair values of the consulting services and license. The licensing rights are being amortized over their estimated useful lives of five years. Annualized amortization of the license rights is approximately $413,000, of which $103,305 was amortized for the quarter ended June 30, 2002.

Research & Development. Research and development expense increased 62% from
$45,502 for the quarter ended June 30, 200, to $73,544. Of this amount, $15,682 or 21% was issued in the form of stock compensation for research and development consulting. In addition, $40,000 or 54% was paid for royalty fees due under current license agreements. See Note 5 to the financial statements. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. The increase is directly related to the Company's expenditures for current product improvement and new product development, specifically for its security products segment. The
Company expects to continue to invest in the development of its security products into the foreseeable future.

Professional fees. Professional and consulting fees increased 31% from $163,402 for the quarter ended June 30, 2001 to $213,676 for the quarter ended June 30,
2002. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. The increase was due primarily from accounting expenses incurred to perform the Company's 2001 year end audit; and
legal expenses related to the Company's defense of class action litigation and regulatory matters. See Part II, Item 1, Legal Proceedings.

Other Expenses. Other expenses increased 75% from $59,166 for the quarter ended
June 30, 2001 to $103,602 for the quarter ended June 30, 2002. A portion of the increase is attributable to the reclassification of rent and utility expenses, which include office rent, storage, telephone, and utilities. The remaining increase is due to an increase in travel expenses. Other expenses includes:
travel, shipping, supplies, property taxes, insurance, bank charges, and various other expenses that are classified as miscellaneous.

Litigation Settlement. The Company recorded a charge of $1,200,000 for the quarter ended June 30, 2002 to account for the common stock to be issued under the settlement of a class action lawsuit. (See Part II, Item 1, Legal
Proceedings). The proposed settlement stipulates that the Company would tender
6,000,000 (six million) of its free trading stock to the class participants. The
Company used the closing market price of $.20 per share on June 28, 2002, the last trading day of the quarter, to value the recording of the expense. This amount will be adjusted to the actual trading price of the Company's shares on the date of distribution.

                                       11

Liquidity & Capital Resources

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of
$3,204,770 during the six months ended June 30, 2002, has used cash of $422,587 during the same period in maintaining its operations, and has a working capital deficiency of $403,353 as of June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's losses have arisen as a result of weak Marine Product Segment sales, driven largely by the economic downturn in the marine industry. In addition, the
Company has devoted significant efforts in the further development and marketing of products in its Security Products Segment, which, while now showing tangible results in the form of purchase orders both received and forthcoming, cannot yet be classified as sufficient to totally fund operations for any period of time.

The Company's ability to continue is dependent upon: raising additional capital to fund operations and development; the further development of the Security
Products Segment; and, ultimately, its ability to achieve profitable operations.
During the six months ended June 30, 2002, the Company received $428,010 in debt and equity financing and is currently addressing several additional financing sources. However, there can be no assurances that additional financing can be obtained on conditions considered by management to be reasonable and appropriate. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the quarter ended June 30, 2002, the Company funded its losses from operations through two primary sources:

1.   During the second quarter 2002, 1,387,333 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of
Regulation D, thereof. The placement was open to select officers, employees, accredited investors, and representatives of the Company for the purchase of restricted common stock. Proceeds from the offering amounted to $161,500.

2.       During the second quarter 2002, the Company issued 500,000 shares of restricted common stock to a supplier for a $79,010 reduction in the Company's liability. In addition, the Company issued 235,000 free trading shares under an
S-8 filed on June 12, 2002, to professional consultants for a reduction of the
Company's current liabilities and for future services to be rendered.

The Company currently has no material commitments for capital expenditures.
However, there are two areas where the management expects significant resources may be required:

        o   Because the Company contracts its manufacturing with third parties, and its selling efforts are focused on large retailers, it is expected that additional working capital will be needed to finance the manufacturing of customer purchase orders, when received.

        o   The discontinuance of two semiconductor parts used in the
            manufacture of our security products may require the Company to make advance purchase commitments to wholly satisfy 2002 production requirements. At the time of this filing, management cannot quantify the amount of these potential commitments for two reasons. First, it is difficult to forecast customer orders in the various new markets recently entered. Second, the supplier has not at this time provided the Company with a final date for which production of these components will cease. The Company currently owns in inventory, or can access through third party distributors, enough of these particular components to support a significant increase in revenues over and above the 2001 fiscal year results. It is unknown at this time whether these components will be manufactured by another supplier in the future.

In July, 2002, the Company entered into an agreement for accounts receivable funding with a national funding source as one step in improving its current cash flow. The Company is currently working with two additional firms to obtain purchase order funding for its current and future purchase orders.

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

                                       12

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
improperly recognized revenues; misrepresented the nature and extent of the
Company's dealer network; falsely touted purported sales contracts and agreements with large retailers; misrepresented the Company's ability to manufacture, or to have manufactured, its products; and misrepresented the
Company's likelihood of achieving certain publicly announced sales targets. The consolidated amended class action complaint was filed in December 2001. As amended, the consolidated complaint seeks compensatory and other damages, and costs and expenses associated with the litigation and now also seeks relief against James Cox on the same grounds as the claims against Seaview and McBride.
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
The Settlement is conditional upon receiving final judicial approval of the
Stipulation. However, in management's opinion such approval is probable.
Accordingly, the Company has provided for the impending settlement in the accompanying financial statements by accruing a liability of $1,200,000, which is equal to the current fair market value of the settlement shares, plus an estimated amount for expenses.

Item 2.     Changes in securities and use of Proceeds.

            During the second quarter 2002, 1,387,333 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of
Regulation D, thereof. The placement was open to select officers, employees, accredited investors, and representatives of the Company for the purchase of restricted common stock. Proceeds from the offering amounted to $161,500.

            During the second quarter 2002, the Company issued 1,259,100 shares of restricted common stock to employees as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $321,848 in the aggregate.

            During the second quarter 2002, the Company issued 730,845 shares of restricted common stock to consultants as compensation for consulting services, which contained various vesting terms and conditions. The restricted common stock was valued based upon the trading market prices on the dates of issuance, or $169,387 in the aggregate. Compensation expense of $20,485 was recorded for these issuances through the end of the quarter, and the balance of $148,902 was recorded as unearned restricted stock compensation. Additionally, $38,375 of compensation expense was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultant as compensation in previous years.

            During the second quarter 2002, the Company issued 301,595 shares of restricted common stock for the retirement of a $96,510 convertible debenture that was converted at the option of the lender. The conversion price was $.32 per share, equal to the market price of the common stock on the date of the initial borrowing.

            During the second quarter 2002, the Company issued 500,000 shares of restricted common stock to a supplier for a $79,010 reduction in the Company's liability. In addition, the Company issued 235,000 free trading shares under an
S-8 filed on June 12, 2002, to professional consultants for a reduction of the
Company's current liabilities and for future services to be rendered.

                                       13

Item 3.     Defaults Upon Senior Securities.

            Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None

Item 5.     Other Information

            James Cox, director, has informed the company that he does not wish to accept nomination for, nor seek re-election to, a position on the Board at the expiration of his term of office. He will continue to fulfill his management duties as Vice President, New Products.

Item 6.     Exhibits and Reports of Form 8-K

99.1     Chairman & CEO Certification letter
99.2     Chief Financial Officer Certification letter

                         SEAVIEW VIDEO TECHNOLOGY, INC.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on it's behalf by the undersigned, thereunto duly authorized, in the City of Tierra
Verde, State of Florida on August 19, 2002.

                  SEAVIEW VIDEO TECHNOLOGY, INC.

                  By: /s/ GEORGE S. BERNARDICH, III
                          GEORGE S. BERNARDICH, III
                          Chief Executive Officer

                  By: /s/ DOUGLAS BAUER
                          DOUGLAS BAUER
                          Chief Financial Officer