Form 10QSB
period 2002-09-30
SEAVIEW VIDEO TECHNOLOGY INC
filed 2002-11-19
CIK 894536

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

Total number of shares of Common Stock, as of November 15, 2002: 37,136,548

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

                        Seaview Video Technology, Inc. Condensed
                        Statements of Operations (Unaudited).................4-5

                        Seaview Video Technology, Inc. Condensed
                        Statements of Cash Flows (Unaudited)...................6

                        Seaview Video Technology, Inc. Notes to
                        Condensed Financial Statements September 30,
                        2002 and 2001 (Unaudited)...........................7-13

         Item 2. Management's Discussion and Analysis or Plan
                 of Operations.............................................14-19

         Item 3. Controls and Procedures......................................19

Part II. OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.           Financial statements

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEETS

                                     Assets

                                                                       September 30,        December 31,
                                                                           2002                 2001
                                                                        (Unaudited)
                                                                      ---------------      -------------
Current Assets:
    Cash and cash equivalents                                         $       337,920      $     5,233
    Accounts receivable trade, net of allowance for
     doubtful accounts of $32,361 in 2002 and $24,389
     in 2001                                                                  202,438           79,014
    Inventories                                                               390,331          742,690
    Prepaid expense and other current assets                                   58,383           80,797
    Note receivable--officers                                                  43,000           50,000
    Note receivable                                                            33,412             -
                                                                      ---------------     ---------------
        Total current assets                                                1,065,484          957,734

Licensing rights, net of accumulated amortization of $671,483
  in 2002 and $361,568 in 2001                                              1,394,617        1,704,532
Property and equipment, net                                                   283,026          379,565
Deferred finance costs                                                         83,889             -
Due from related party                                                         93,861           93,861
                                                                     ----------------     ---------------
        Total assets                                                 $      2,920,877     $  3,135,692
                                                                     ================     ===============

Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts Payable                                                           886,037         764,959
    Accrued liabilities                                                        265,565         167,784
    Advance from factor                                                         69,000            -
    Current maturities of long-term debt                                        49,444
    Deferred revenue                                                            32,765          48,226
                                                                       ---------------      ------------
        Total current liabilities                                            1,302,811         980,969
                                                                       ---------------      ------------
Long Term Liabilites
        Long-term debt, net of current maturities                                   -              -
        Litigation settlement                                                1,200,000             -
                                                                       ---------------      ------------
        Total liabilites                                                     2,502,811         980,969
                                                                       ---------------      ------------
Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized;
  issued and outstanding (37,236,548 - 2002; 28,571,809 - 2001)                37,237          28,572
Additional paid-in capital                                                  11,321,015       9,018,699
Treasury stock, at cost, 353,575 shares                                       (277,757)       (277,757)
Unearned restricted stock compensation                                        (211,239)       (130,502)
Stock subscription                                                              (5,000)           -
Accumulated deficit                                                        (10,446,190)     (6,484,289)
                                                                        ---------------     ------------
        Total stockholders' equity                                             418,066       2,154,723
                                                                        ---------------     ------------
        Total liabilities and stockholders' equity                      $    2,920,877     $ 3,135,692
                                                                       ===============    ==============

 The accompanying notes are an integral part of these condensed financial statements

                                        3

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended September 30,
                                                                ---------------------------
                                                               2002                  2001
                                                         ---------------         --------------
                                                                                  ( Restated )

Net Revenue                                              $      236,740          $     184,745
Cost of goods sold                                              184,871                 93,568
Loss from write-down of inventory                               110,221                   -
                                                         ---------------         --------------
     Gross Profit (loss)                                        (58,352)                91,177
Operating expenses:
     Salaries and wages                                         178,166                117,793
     Advertising and promotions                                  10,394                105,323
     Depreciation and amortization                              118,772                123,183
     Research and development                                     8,476                   -
     Professional and consulting fees                           144,860                164,585
     Other expenses                                             169,032                202,235
                                                         ---------------         --------------
         Total operating expenses                               629,700                713,119
                                                         ---------------         --------------
Net loss from operations                                  (688,052)         (621,942)

Other income (expense)                                          (69,079)                -
                                                         ----------------        --------------
Loss before taxes                                         (757,131)         (621,942)

Income tax expense                                              -                       -
                                                         ----------------        --------------
Net loss                                                 ($     757,131)         ($    621,942)
                                                         ================        ==============

Basic and diluted net loss per common share                        (.02)                  (.03)
                                                         ===============         ==============
Basic and diluted weighted average shares outstanding        36,411,167             18,543,178
                                                         ===============         =============

 The accompanying notes are an integral part of these condensed financial statements

                                        4

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Nine Months Ended September 30,
                                                                ---------------------------
                                                               2002                  2001
                                                         ---------------         --------------
                                                                                   ( Restated )

Net Revenue                                              $      518,315          $     683,216
Cost of goods sold                                              356,442                344,617
Loss from write-down of inventory                               110,221                   -
                                                         ---------------         --------------
     Gross Profit                                                51,652                338,599
Operating expenses:
     Salaries and wages                                       1,118,699                436,839
     Advertising and promotions                                 168,307                257,260
     Depreciation and amortization                              362,024                317,897
     Research and development                                   195,078                 45,502
     Professional and consulting fees                           501,863                446,192
     Other expenses                                             371,219                319,696
     Litigation settlement                                    1,200,000                  -
                                                         ---------------         --------------
         Total operating expenses                             3,917,190              1,823,386
                                                         ---------------         --------------
Net loss from operations                                  (3,865,538)          (1,484,787)

Other income (expense)                                    (96,363)          (8,618)
                                                         ----------------        --------------
Loss before taxes                                         (3,961,901)          (1,493,405)

Income tax expense                                              -                        -
                                                         ----------------        --------------
Net loss                                                 ($   3,961,901)          ($ 1,493,405)
                                                         ================        ==============

Basic and diluted net loss per common share                        (.12)                  (.08)
                                                         ================        ==============
Basic and diluted weighted average shares outstanding        33,167,690             18,734,602
                                                         ================        ==============

 The accompanying notes are an integral part of these condensed financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                     -----------------
                                                              September 30,     September 30,
                                                                  2002             2001
                                                              -----------       -----------
                                                                                ( Restated )
Cash flows from Operating activities:
    Net Loss                                                   ($3,961,901)     ($ 1,493,405)
    Adjustments to reconcile net loss to net cash flows
        from operating activities:
        Litigation settlement                                    1,200,000               -
        Depreciation                                                52,109            59,634
        Bad debt expense                                            47,766               -
        Loss on disposal of property and equipment                  25,514               -
        Loss from write-down of inventory                          110,221               -
        Amortization of licensing rights                           309,915               -
        Amortization of unearned compensation                      157,650           486,261
        Amortization of deferred finance costs                      19,444               -
        Accretion of debt discount                                   4,111               -
        Equity in loss of affiliate                                   -                8,618
        Stock-based compensation expenses                        1,032,082           190,598
     Changes in operating assets and liabilities:
        Accounts receivable trade                                 (171,190)            9,865
        Inventories                                                242,138          (344,294)
        Prepaid expenses                                            17,414           (13,533)
        Accounts payable trade                                     121,078           362,354
        Accrued liabilities                                         97,781           (7,075)
        Deferred revenue                                           (15,461)              -
                                                                 -----------      ------------
Net cash flows from operating activities                          (711,329)         (740,977)

Cash flows from investing activities:
       Issuances of notes receivable                              (74,439)              -
       Collection of notes receivable                               41,027               -
       Collection of notes receivable - officers                     7,000               -
       Proceeds from disposal of property and equipment             25,000               -
       Purchase of property and equipment                         (6,084)              -
                                                                 -----------      ------------
Net cash flows from investing activities                          (7,496)              -

Cash flows from financing activities:
       Proceeds from officer loan                                      -             235,000
       Proceeds from long-term debt                                 30,000              -
       Proceeds from factoring receivables                          69,000              -
       Proceeds from sales of common stock                         331,500           472,950
       Proceeds from convertible debentures                        621,012              -
                                                                --------------    ------------
Net cash flows from financing activities                         1,051,512           707,950

Net change                                                         332,687           (33,027)
Cash at the beginning of the period                                  5,233            41,264
                                                                --------------    -------------
Cash at the end of the period                                      337,920             8,237
                                                                ==============    =============

Supplemental Disclosures of Cash Flow Information:

Non-cash financing activities:
       Conversion of accounts payable into 735,000 common shares  $156,250              -
                                                                ==============    =============
       Conversion of convertible debentures into 301,595
         and 400,000 shares, respectively of common stock         $ 96,510          $100,000
                                                                ==============    =============
       Stock returned as note repayment                           $    -            $277,757
                                                                ==============    =============
       Issuance of stock for licensing rights                     $    -            $2,066,100
                                                                ==============    =============
       Receivables from sale of stock                             $    -            $486,450
                                                                ==============    =============

Other cash flows information:

     Cash paid for taxes                                               -                -
                                                                =============     =============
     Cash paid for interest                                            -                -
                                                                =============     =============

 The accompanying notes are an integral part of these condensed financial statements.

                                        6

                        SEAVIEW VIDEO TECHNOLOGY, INC.
                     Notes to Condensed Financial Statements
                             September 30, 2002 and 2001
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The Company's interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that can be expected for a full fiscal year.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of
$3,961,901 during the nine months ended September 30, 2002, has used cash of
$711,329 during the same period in maintaining its operations, and has a working capital deficiency of $237,327 as of September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
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
During the nine months ended September 30, 2002, the Company received $1,051,512 in debt and equity financing and is currently addressing several additional financing sources. However, there can be no assurances that additional financing can be obtained on conditions considered by management to be reasonable and appropriate. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

Certain amounts as previously presented in the 2001 financial statements have been reclassified to conform to the current year presentation.

2.   FACTORED ACCOUNTS RECEIVABLE

During the third quarter of 2002, the Company factored $92,000 of its accounts receivables. The Company is accounting for its accounts receivable factoring arrangement as a secured borrowing pursuant to SFAS No. 140, ACCOUNTING FOR
TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES.
The Company's assets, including accounts receivable, inventory and property and equipment secure the agreement. As a result, the balances of accounts receivable sold to the lending institution as of September 30, 2002 are shown as assets of the Company and the amounts advanced to the Company are shown as payable to the factor. The related service charge is reflected in interest expense in the period that the accounts receivable are transferred. Cash balances retained by the lending institution are reflected in the accompanying financial statements as restricted.

                        SEAVIEW VIDEO TECHNOLOGY, INC.
                     Notes to Condensed Financial Statements
                             September 30, 2002 and 2001
                                   (Unaudited)

3.   NOTE RECEIVABLE

During February 2002, the Company issued a note receivable with a face value of
$75,000 to a consultant for legal fees paid on the consultant's behalf. The legal fees were for the filing of international patent rights related to the patents that the Company has licensed from the borrower. This note is unsecured, non-interest bearing and payable in full within 180 days. During the nine months ended September 30, 2002, the Company applied approximately $40,000 of royalties due to the consultant against the note, and plans to liquidate the balance in a similar matter.

4.   Intangible Assets

Our intangible assets consist of the following at September 30, 2002 and December 31,
2001:

             September 30, 2002                Marine              Security
                                              Products             Products              Total
                                         -------------------- ------------------- --------------------
Intangible asset cost                       $ 706,000            $ 1,360,100          $ 2,066,100
Less: accumulated amortization                229,450                442,033              671,483
                                         -------------------- ------------------- --------------------
                                            $ 476,550            $   918,067          $ 1,394,618
                                         ==================== =================== ====================

           December 31, 2001                   Marine              Security
                                              Products             Products              Total
                                         -------------------- ------------------- --------------------
Intangible asset cost                       $ 706,000            $ 1,360,100          $ 2,066,100
Less: accumulated amortization                123,550                238,018              361,568
                                         -------------------- ------------------- --------------------
                                            $ 582,450            $ 1,122,082          $ 1,704,532
                                         ==================== =================== ====================

Supplemental annual, year-to-date, and quarterly information is as follows:

       Amortization expense:
          Three months ended September 30, 2002                   $103,500
                                                       ===================
          Nine months ended September 30, 2002                    $310,000
                                                       ===================
       Estimate future amortization
        expense for the years ended
              December 31:
                 2002                                             $413,220
                                                       ===================
                 2003                                              413,220
                                                       ===================
                 2004                                              413,220
                                                       ===================
                 2005                                              413,220
                                                       ===================
                 2006                                               52,042
                                                       ===================

Transitional disclosure amounts required by Financial Accounting Standards No.
142 Goodwill and Other Intangible Assets do not differ from our actual reported result for the last two fiscal years ended December 31, 2001.

                        SEAVIEW VIDEO TECHNOLOGY, INC.
                     Notes to Condensed Financial Statements
                             September 30, 2002 and 2001
                                   (Unaudited)

5.   LONG-TERM DEBT

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

On September 20, 2002 (Commitment Date), the Company entered into a Securities
Purchase Agreement that provides for the issuance of convertible notes payable up to an aggregate face value of $1,000,000 and warrants to acquire up to an aggregate 3,000,000 shares of the Company's common stock. The agreement provides for the funding of the notes in three traunches, of which the first two, aggregating $700,000 of convertible notes and 2,100,000 warrants, were issued and funded on or prior to September 30, 2002. Funding of the remaining traunch
($300,000 in convertible notes and warrants to acquire 900,000 shares of common stock) is contingent upon the effective registration of the common shares underlying the debt and warrants. The convertible notes bear interest at 12% and are payable in one year from the date of issuance; interest is payable quarterly. The notes were issued at an effective discount of 87% of face value.
The convertible notes are convertible into shares of common stock solely at the creditor's option at a conversion rate amounting to the lower of (i) $0.075 or
(ii) 50% of the average of the three lowest intraday trading prices for the
Company's common stock for the 20 trading days before the conversion date. On the Commitment Date, the Company's closing market value was $0.13 and the three lowest intraday trading prices for the 20 trading days before the Commitment
Date were all $0.12; thus the conversion rate on the Commitment Date amounted to
$0.06 per common share. The warrants, which have an exercise price of $0.10 and a three-year term, were fully issued on the Commitment Date.

During September 2002, the Company allocated the proceeds received from the first two traunches of convertible notes and warrants between the securities based upon their relative fair values. Fair value for the warrants was determined using a fair-value model; the face value of the notes was considered by management to equal their respective fair values. As a result of this allocation, approximately $102,000 was recorded for the warrants as paid in capital in the month of September. In addition, the Company allocated the remaining proceeds of the convertible notes to the embedded beneficial conversion feature represented by the excess that the market value of the common stock on the commitment date exceeded the conversion rate. The debt will be accreted to its face value through periodic charges to interest expense over the term of the underlying notes. Similar accounting treatment will be afforded the contingent third traunch if and when it is funded.

On September 30, 2002, in connection with the Securities Purchase Agreement, the
Company entered into a Registration Rights Agreement that provides for the registration of the common shares underlying the aforementioned convertible notes payable and warrants. The Registration Rights Agreement requires the
Company's best efforts to file an effective registration statement within 120 days following the Commitment Date. Penalty provisions under the Registration
Rights Agreement provide for a cash payment of 2% of the outstanding face value of convertible notes payable for every full month following the 120-day period that the registration statement is not effective. As of September 30, 2002, the monthly penalty would amount to $14,000 for every month (prorated for partial months) following February 20, 2003.

                        SEAVIEW VIDEO TECHNOLOGY, INC.
                     Notes to Condensed Financial Statements
                             September 30, 2002 and 2001
                                   (Unaudited)

6.   STOCKHOLDERS' EQUITY

During the nine months ended September 30, 2002, 2,818,583 shares of the
Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and
Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. Proceeds from the offering amounted to
$331,500.

During the nine months ended September 30, 2002, the Company issued 2,818,300 shares of restricted common stock to employees and directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or
$702,607 in the aggregate.

During the nine months ended September 30, 2002, the Company issued 1,613,261 shares of restricted common stock to consultants as compensation for consulting services, which contained various vesting terms and conditions. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $357,472 in the aggregate. As of September 30, 2002, unearned consulting expense amounted to $237,444. Consulting expense amortized into earnings during the nine month period ending September 30, 2002 amounted to
$131,445.

During the nine months ended September 30, 2002, the Company issued 735,000 shares of restricted common stock to trade creditors to relieve $156,250 in trade accounts payable. The common stock issued was valued based upon the trading market prices on the dates of issuance, and resulted in no gain or loss from extinguishments of these liabilities.

During the nine months ended September 30, 2002, the Company issued 378,000 shares of Restricted common stock to investors for financing fees. The common stock was valued based upon the trading market prices on the dates of issuance, or $49,140 in the aggregate.

                        SEAVIEW VIDEO TECHNOLOGY, INC.
                     Notes to Condensed Financial Statements
                             September 30, 2002 and 2001
                                   (Unaudited)

7.   COMMITMENTS AND CONTINGENCIES

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

8.   CUSTOMER CONCENTRATIONS

Although the Company serves a large and varied group of customers, one customer accounted for 39% and 18% of total revenue for the three and nine months ended
September 30, 2002, respectively. No customers accounted for more than 10% of total revenue for the three or nine months ended September 30, 2001.

9.   SEGMENT INFORMATION

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

                        SEAVIEW VIDEO TECHNOLOGY, INC.
                     Notes to Condensed Financial Statements
                             September 30, 2002 and 2001
                                   (Unaudited)

                                             Nine Months Ended September 30, 2002
                                             -----------------------------------

                                              Security       Marine
                                              Products      Products      Total
                                             ---------      ---------     -----

Net revenue                                  $ 314,306    $ 204,009    $ 518,315
Cost of sales                                  249,542      106,900      356,442
Loss from write-down of inventory              110,221         -         110,221
                                             ---------    ---------    ---------
Gross profit                                 $(45,457)    $  97,109    $  51,652
                                             =========    =========    =========
Research and development:
  Stock-based                                $  85,378    $     -     $   85,378
  Other                                      $ 109,709    $     -     $  109,709

                                             Nine Months Ended September 30, 2001
                                             ---------------------------------

                                              Security       Marine
                                              Products      Products      Total
                                             ---------      ---------     -----

Net revenue                                  $     -      $ 683,216   $  683,216
Cost of sales                                      -        344,617      344,617
                                             -----------  ----------   ---------
Gross profit                                 $     -      $ 338,599   $  338,599
                                             ===========  ==========   =========
Research and development:
  Stock-based                                $    45,502  $     -     $   45,502
  Other                                      $     -      $     -     $     -

10.   RESTATEMENTS

The unaudited quarterly financial information for the quarterly and nine month periods ending September 30, 2001, as originally reported, have been restated
for the following matters:

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

                        SEAVIEW VIDEO TECHNOLOGY, INC.
                     Notes to Condensed Financial Statements
                             September 30, 2002 and 2001
                                   (Unaudited)

Stock-based compensation--Stock-based compensation is measured at the fair value of the securities issued. Prior to 2001, the Company appropriately utilized an amount equal to the discounted trading market prices of the Company's common stock for measuring stock-based compensation, due to among other reasons the highly volatile market. The Company continued this practice during the first three quarters of 2001, but determined that a significant discount against the trading market price was not warranted. The restatement reflects the value of stock based compensation using the closing market price on the date of the transaction. In addition, using the closing market prices on the date of the transactions increased the value assigned to the 2001 "license" Agreement with
McBride discussed in Note 7. The restated quarterly amounts reflect increased amortization expense for this change.

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
109, Accounting for Income Taxes.

Quarterly financial results for the three and nine months ended September 30,
2001 as originally reported and as restated are as follows:

                                              Three Months Ended      Nine Months Ended
                                              September 30, 2001      September 30, 2001
                                               -----------------       ---------------
            Revenues, as originally reported      $  184,745             $  891,216
              Sales adjustment                          -                  (208,000)
                                                   ----------           ------------
           Revenues, as restated                  $  184,745             $  683,216
                                                   ==========           ============

           Net loss, originally reported          $ (332,730)            $ (688,562)
           adjustment for:
             Margin on sales adjustment                 -                  (108,000)
             Equity in losses of investee             33,868                 96,277
             Stock-based compensation                (7,046)              (105,548)
             Licensing rights amortization          (103,305)              (258,263)
             Deferred income taxes                  (212,729)              (429,309)
                                                  ----------             -----------
           Net loss, as restated                  $ (621,942)            $(1,493,405)
                                                  ==========             ===========

           Net loss per share, originally
             reported:                            $    (0.02)            $    (0.04)
                                                  ==========             ===========
           Net loss per share, as restated        $    (0.03)            $    (0.08)
                                                  ==========             ===========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Overview

During the quarterly period ended September 30, 2002, management focused its efforts essentially in the same areas as the previous quarter:

        o   Securing interim and long-term financing

        o   Continuation of R & D efforts for all power line products, including the SecureView product line, DC transportation systems, and parking lot surveillance systems

        o   Solidifying overseas production capabilities

        o   Manufacturing and delivering current customer orders

As we reported in our 10QSB filed on August 19, 2002, for the second quarter ended June 30, 2002, the Company entered its fiscal third quarter in an undercapitalized position. On September 20, 2002, near the quarter's end, the
Company was able to secure financing in the form of a $1,000,000 convertible debenture with a one year maturity. (See "liquidity & capital resources" or Note
5 to the financial statements)

The Company continued to make considerable progress in the Research &
Development area for all of its power line products. Final-stage development of the Company's DC Video boards for the transportation market continued, as did the certification testing in both lab and field environments. The product was presented and tested with several additional potential customers during the quarter, with very positive results. The Company also began the design phase with limited testing for several new form factors (in addition to its "camera in a light bulb") in its SecureView product line.

The Company continued to solidify overseas production capabilities. The manufacturing cost reductions gained through these arrangements will allow the
Company's sales personnel to offer large consumer retailers better selling price points for the Company's retail consumer power line products.

Despite the lack of working capital, with commitments from several vendors and the addition of accounts receivable factoring, the Company was able to maintain a steady flow of shipments to customers throughout the quarter. For the quarter ended September 30, 2002, the Company's net revenue increased 28% compared to the same quarter in the previous year. (See "Results of Operations")

Results of Operations

Nine Months Ended September 30,2002 and September 30, 2001

Net revenue. Net revenue decreased 24% from $683,216 for the nine months ended
September 30, 2001 to $518,315 for the nine months ended September 30, 2002.
Marine product segment sales were $204,009 or 39% of total revenues for the nine months ended September 30, 2002. Security product segment sales were $314,306 or
61% of total revenues for the nine months ended September 30, 2002. The
Company's security products were first introduced for sale in May of 2001.
Product segment data was not available for the nine months ended September 30,
2001 to provide a comparative analysis. The sluggish economy adversely affected sales in the marine products segment, as well as the Company's decision to reduce its advertising and attendance at marine trade shows while concentrating on obtaining new mass-retailers for both segments. The limited financial resources available to the Company also adversely affected revenues during the reporting period, as the company was unable to purchase all required raw materials.

Cost of Goods Sold. Cost of Goods sold increased 3% from $344,617 for the nine months ended September 30, 2001 to $356,442 (before inventory write-down) for the nine months ended September 30, 2002. As a percentage of net revenue, cost of goods sold increased to 69% from 50% in the prior year comparative nine months ended September 2001. The September 2002 nine months ended cost of goods sold percentages for the marine and security products segments were 52% and
79%(before inventory write-down) respectively. The cost of good sold for the security products segment after accounting for non-recurring inventory write-down was $359,763 or (-14%)for the nine months ended September 30, 2002.
(See cost of goods sold/inventory write-down.) Segment information from the nine months ended September 30, 2001 was not available, however, the average cost of goods sold for that quarter was 50%. The increase in the cost of goods sold as a percentage of net revenues for the marine products segment was due primarily to
Managements' decision to restructure its sales strategy by driving its sales through larger distributors rather than selling directly to the end user. The increase in the cost of goods sold as a percentage of net revenues for the security products segment was due to Management's decision to base its 2nd and
3rd quarter pricing on the new cost structure from its overseas manufacturers.
Costs of manufacturing overseas are significantly lower than the current domestic production costs and has allowed management to meet targeted price points as requested by large consumer retail buyers.

Cost of Goods Sold (Inventory Write-down). For the nine months ended September
30, 2002, the Company recorded an inventory write-down in the amount of
$110,221, to lower of cost or market. The write-down was exclusively related the security products segment inventory. The effect on the cost of goods sold for the security product segment for the nine months ended September 30, 2002, after accounting for the one time write-down, results in revised amount of $359,763 or
(-14%), compared to 79% before the adjustment. (See cost of goods sold.) The arrangements that the Company has made to manufacture its products overseas has resulted in a significant reduction in total product costs as compared to the domestic product costs for inventory that was purchased in the previous 18 months and currently held in inventory. During the nine months ended September
30, 2002, specifically in the 2nd and 3rd quarters, Management revised the pricing for the Company's security products based on this new cost structure in an attempt to meet targeted price points as requested by large consumer retail buyers. Management determined that the write-down was necessary as the current inventory values would never be realized in the new pricing environment. The inventory is not obsolete, and will be liquidated under the new pricing structure prior to overseas production start-up.

Salaries and Wages. Salaries and Wages increased 156% from $436,839 for the nine months ended September 30, 2001 to $1,118,699 for the nine months ended
September 30, 2002. The increase was due primarily to the addition of executive level employees as the Management prepares to execute its long-term business plan. In addition only partial or no salaries were being paid to executive level employees during the nine months ended September 30, 2001. Due to the shortage of capital throughout the period ended September 30, 2002, a portion of salaries were paid to employees through the issuance of 144 restricted common stock, valued at quoted market prices on last trading day of the month earned. Salaries and Wages includes non-cash stock based compensation of $702,607 for the nine months ended September 30, 2002.

Advertising and Promotion. Advertising and promotions decreased 35% from
$257,260 for the nine months ended, September 30, 2001 to $168,307 for the nine months ended, September 30, 2002. The decrease was due primarily to Management's decision sell directly to dealer and large consumer retailer contacts rather than marketing direct to the consumer. Budgetary limitations were also a factor as the Company remained in an under capitalized condition throughout the period.
The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

Depreciation and Amortization Expense. Depreciation and amortization increased
14% from $317,897 for the nine months ended September 30, 2001 to $362,024 for the nine months ended September 30, 2002. There were no significant changes in capital equipment or licensing agreements that had a significant effect on depreciation expense during the nine months ended September 30, 2002. On
February 14, 2001, the Company entered into a Licensing Agreement with the
Company's Chairman, Richard McBride that provided for a license to exploit certain patented technologies owned by McBride. The Company exchanged 1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services. The shares were valued upon quoted market prices on the date of the Agreement. The total value of the arrangement was allocated between the license and consulting services in the amounts of
$2,066,100 and $63,900, respectively, based upon the relative fair values of the consulting services and license. The licensing rights are being amortized over their estimated useful lives of five years. Annualized amortization of the license rights is approximately $413,000, of which $309,915 was amortized for the nine months ended September 30, 2002.

Research & Development. Research and development expense increased 329% from
$45,502 for the nine months ended September 30, 2001, to $195,078 for the nine months ended September 30, 2002. The increase was due to management's decision to authorize expenditures for the refinement of its current product line and develop new products utilizing the Company's patented and licensed technologies.
Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. The expenditures are primarily related to the development of the
Company's security products and it expects to continue to invest in the development of these products for the next several years.

Professional fees. Professional and consulting fees increased 12% from $446,192 for the nine months ended September 30, 2001 to $501,863 for the nine months ended September 30, 2002. The increase was due primarily from accounting expenses incurred to perform the Company's 2001 year end audit; and legal expenses related to the Company's defense of class action litigation and regulatory matters. (See Part II, Item 1, Legal Proceedings.) Professional and
consulting fees include fees paid to attorneys, accountants, and business consultants. Professional and consulting fees includes non-cash stock based compensation of $329,475 for the nine months ended September 30, 2002.

Other Expenses. Other expenses increased 16% from $319,696 for the nine months ended September 30, 2002 to $371,219 for the nine months ended September 30,
2002. A portion of the increase is attributable to the reclassification of rent and utility expenses, which include office rent, storage, telephone, and utilities. The remaining increase is due to an increase in travel expenses.
Other expenses also includes travel, delivery, supplies, property taxes, insurance, bank charges, and various other expenses that are classified as miscellaneous.

Litigation Settlement. The Company recorded a charge of $1,200,000 for the nine months ended September 30, 2002 to account for the common stock to be issued under the settlement of a class action lawsuit. (See Part II, Item 1, Legal
Proceedings). The proposed settlement stipulates that the Company would tender
6,000,000 (six million) shares of its free trading stock to the class participants. The Company used the closing market price of $.20 per share on
June 28, 2002, to value the recording of the expense. This amount will be adjusted to the actual trading price of the Company's shares on the date of distribution.

Three Months Ended September 30, 2002 and September 30, 2001

Net revenue. Net revenue increased 28% from $184,745 for the quarter ended
September 30, 2001 to $236,740 for the quarter ended September 30, 2002. Marine product segment sales were $41,743 or 18% of total revenues for the quarter ended September 30, 2002. Security product segment sales were $194,997 or 82% of total revenues for the quarter ended September 30, 2002. The Company's security products were first introduced for sale in May of 2001. Product segment data was not available for the quarter ended September 30, 2001 to provide a comparative analysis. The sluggish economy adversely affected sales in the marine products segment, as well as the Company's decision to reduce its advertising and attendance at marine trade shows while concentrating on obtaining new mass-retailers for both segments. The limited financial resources available to the Company also adversely affected revenues during the reporting period, as the
Company was unable to purchase all required raw materials.

Cost of Goods Sold. Cost of Goods sold increased 98% from $93,568 for the quarter ended September 30, 2001 to $184,871 (before inventory write-down) for the quarter ended September 30, 2002. As a percentage of net revenue, cost of goods sold increased to 78% (before inventory write down) from 51% in the prior year comparative quarter ended September 30, 2001. The September 2002 quarter ended cost of goods sold percentages for the marine and security products segments were 58% and 82% respectively. Segment information from the quarter ended September 30, 2001 was not available, however, the average cost of goods sold for that quarter was 51%. Margins in the marine products segment were virtually unchanged on a comparative basis. The increase in the cost of goods sold as a percentage of net revenues for the security products segment was due to Management's decision to base its current quarter pricing on the new cost structure from its overseas manufacturers. Costs of manufacturing overseas are significantly lower than the current domestic production costs and has allowed management to meet targeted price points as requested by large consumer retail buyers.

Cost of Goods Sold (Inventory Write-down). For the quarter ended September 30,
2002, the Company recorded an inventory write-down in the amount of $110,221, to lower of cost or market. The write-down was exclusively related the security products segment inventory. The effect on the cost of goods sold for the security product segment, after accounting for the one time write-down, results in revised amount of $270,880 or (-39%), compared to 18% before the adjustment.
(see cost of goods sold.) The arrangements that the Company has made to manufacture its products overseas has resulted in a significant reduction in total product costs as compared to the domestic product costs for inventory that was purchased in the previous 18 months and currently held in inventory. During the quarter ended September 30, 2002, Management revised the pricing for the
Company's security products based on this new cost structure in an attempt to meet targeted price points as requested by large consumer retail buyers.
Management determined that the write-down was necessary as the current inventory values would never be realized in the new pricing environment. The inventory is not obsolete, and will be liquidated under the new pricing structure prior to overseas production start-up.

Salaries and Wages. Salaries and Wages increased 51% from $117,793 for the quarter ended September 30, 2001 to $178,166 for the quarter ended September 30,
2002. The increase was due primarily to the addition of executive level employees as the Management prepares to execute its long-term business plan.
Salaries and Wages includes non-cash stock based compensation of $20,088 as recorded during the quarter.

Advertising and Promotion. Advertising and promotions decreased 90% from
$105,323 for the quarter ended, September 30, 2001 to $10,394 for the quarter ended September 30, 2002. The decrease was due primarily to Management's decision sell directly to dealer and large consumer retailer contacts rather than marketing direct to the consumer. Budgetary limitations were also a factor as the Company remained in an under capitalized condition throughout the quarter. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

Depreciation and Amortization Expense. Depreciation and amortization decreased
3.5% from $123,183 for the quarter ended, September 30, 2001 to $118,772 for the quarter ended September 30, 2002. The decrease was due to the expiration of the depreciable useful lives of a portion of the Company's fixed assets. There were no significant changes in capital equipment or licensing agreements that would have had an effect on depreciation expense. On February 14, 2001, the Company entered into a Licensing Agreement with the Company's Chairman, Richard McBride that provided for a license to exploit certain patented technologies owned by
McBride. The Company exchanged 1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services.
The shares were valued upon quoted market prices on the date of the Agreement.
The total value of the arrangement was allocated between the license and consulting services in the amounts of $2,066,100 and $63,900, respectively, based upon the relative fair values of the consulting services and license. The licensing rights are being amortized over their estimated useful lives of five years. Annualized amortization of the license rights is approximately $413,000, of which $103,305 was amortized for the quarter ended September 30, 2002.

Research & Development. Research and development expense incurred for quarter ended September 30, 2002 was $8,476. No research and development costs were incurred in the quarter ended September 30, 2001, therefore, no comparative analysis can be made. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. The expenditures are primarily related to the development of the Company's security products and it expects to continue to invest in the development of these products for the next several years.

Professional fees. Professional and consulting fees decreased 12% from $164,585 for the quarter ended September 30, 2001 to $144,860 for the quarter ended
September 30, 2002. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. The decrease was due primarily to a reduction in legal expenses related to the Company's defense of class action litigation and regulatory matters. See Part II, Item 1, Legal
Proceedings. Professional and consulting fees includes non-cash stock based compensation of $33,707 for the quarter ended September 30, 2002.

Other Expenses. Other expenses decreased 16% from $202,235 for the quarter ended
September 30, 2002 to $169,032 for the quarter ended September 30, 2002. The decrease was due primarily to Management's effort to reduce overhead operating expenses as part of the down sizing program initiated in the first quarter of the current fiscal year. Other expenses includes rent, storage, utilities, telephone, travel, insurance, supplies, delivery, property taxes, bank charges, and various other expenses that are classified as miscellaneous.

Liquidity & Capital Resources

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a net loss of
$3,961,901 during the nine months ended September 30, 2002, has used cash of
$711,329 during the same period in maintaining its operations, and has a working capital deficiency of $187,883 as of September 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
The Company's losses have arisen as new management worked through various legal issues it inherited as well as a shortage of capital to execute its business plan. In addition, the Company has devoted significant efforts in the further development and marketing of products in its Security Products Segment, which, while now showing tangible results in the form of purchase orders both received and forthcoming, cannot yet be classified as sufficient to totally fund operations for any period of time.

The Company's ability to continue is dependent upon: raising additional capital to fund operations and development; the further development of the Security
Products Segment; and, ultimately, its ability to achieve profitable operations.
During the nine months ended September 30, 2002, the Company received $700,000 in debt and equity financing and continues to address several additional financing sources. However, there can be no assurances that additional financing can be obtained on conditions considered by management to be reasonable and appropriate. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the quarter ended September 30, 2002, the Company funded its losses from operations by raising capital through the signing of a 12% convertible debenture. Through September 30, 2002, the Company had received installments totaling $700,000 from a total of $1,000,000 available under the note. (See note
5 of the financial statements.)

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

In July, 2002, the Company entered into an agreement for accounts receivable funding with a national funding source as one step in improving its current cash flow. The Company is currently working with several other firms to obtain purchase order funding for its current and future purchase orders.

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

Item 3.   CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive
Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures. Based on the foregoing, the
Company's Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

            During the quarter ended September 30, 2002, the Company issued
378,000 shares of Restricted common stock to investors for financing fees.  The common stock was valued based upon the trading market prices on the dates of issuance, or $49,140 in the aggregate.

Item 3.     Defaults Upon Senior Securities.

            Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports of Form 8-K

(a) Exhibits

        4.1   Common Stock Purchase Warrant with AJW Offshore, Ltd.*

        4.2   Common Stock Purchase Warrant with AJW Partners, LLC.*

        4.3   Common Stock Purchase Warrant with AJW Qualified Partners, LLC.*

        4.4   Convertible Debenture with AJW Offshore, Ltd.*

        4.5   Convertible Debenture with AJW Partners, LLC.*

        4.6   Convertible Debenture with AJW Qualified Partners, LLC.*

        4.7   Securities Purchase Agreement for the $1,000,000 financing.*

        4.8   Security Agreement*

        4.9   Registration Rights Agreement*

        99.1  Chairman & CEO Certification letter

        99.2  Chief Financial Officer Certification letter

* Denotes Exhibits previously filed on November 14, 2002 - Form SB-2/A.

(b) Reports on Form 8-K

On November 14, 2002, the Company filed a report on Form 8-K amending the report originally filed on March 20, 2002 regarding changes in the registrant's certifying accountant.

SEAVIEW VIDEO TECHNOLOGY, INC.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on it's behalf by the undersigned, thereunto duly authorized, in the City of Tierra
Verde, State of Florida on November 19, 2002.

                  SEAVIEW VIDEO TECHNOLOGY, INC.

                  By: /s/ GEORGE S. BERNARDICH, III
                         ----------------------------
                          GEORGE S. BERNARDICH, III
                          Chief Executive Officer

                  By: /s/ DOUGLAS BAUER
                         ----------------------------
                          DOUGLAS BAUER
                          Chief Financial Officer