Form 10KSB/A
period 2001-12-31
SEAVIEW VIDEO TECHNOLOGY INC
filed 2003-01-17
CIK 894536

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

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                         2001 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

PART I                                                                       PAGE

      ITEM 1.  BUSINESS........................................................4

      ITEM 3.  LEGAL PROCEEDINGS..............................................12

PART II

      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................13

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................22

PART III

      ITEM 11. EXECUTIVE COMPENSATION.........................................23

      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................24

PART IV

      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K........................................25

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

                                     PART I

Item 1.  Business.

GENERAL DEVELOPMENT OF BUSINESS

         We were originally incorporated as Gopher, Inc. in the State of Utah on
April 16, 1986. In order to change our domicile, we were reorganized under the laws of Nevada on December 30, 1993. On March 24, 1999, we entered into a reorganization agreement with SeaView Underwater Research, Inc., a privately held Florida corporation. At the time of the reorganization, we were a non-operating company whose common stock was not publicly traded. We were, however, subject to the reporting requirements of the Securities Exchange Act of
1934. In connection with the reorganization, we issued 5,000,000 shares of our common stock to SeaView Underwater Research, Inc.'s shareholders in exchange for
100% of SeaView Underwater Research, Inc.'s outstanding shares of common stock and $250,000 cash. For accounting purposes, the reorganization was treated as a recapitalization.

         As a result of the reorganization:

         o    We were the surviving entity;
         o    SeaView Underwater Research, Inc. ceased to exist;
         o    SeaView Underwater Research, Inc.'s shareholders gained control of us;
         o    Our Board of Directors resigned and were replaced by a Board of
              Directors selected by Underwater Research, Inc.'s shareholders;
              and
         o    We changed our name to SeaView Underwater Research Inc. to reflect our continuance of Underwater Research, Inc.'s business plan.

         On February 2, 2000, we changed our name to SeaView Video Technology,
Inc.

OUR BUSINESS, SEGMENTS AND PRODUCTS

         We are engaged through our Marine Products Segment in the marketing and sale of underwater video cameras, lighting and accessories principally to retail sporting goods businesses throughout the United States. We are also engaged through our Security Products Segment in the development, marketing and sale of proprietary video security network devices and consumer electronic products, that utilize patented technologies, licensed by us, to retailers, commercial businesses and original equipment manufacturers throughout the United States.

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

         We also offer accessory products to enhance the performance and functionality of our underwater cameras. "SeaLite" is a high-output DC-powered lighting device for attracting baitfish, night fishing, and general underwater illumination. "Trak-View" is a video accessory, which reproduces global positioning system, or GPS, data on-screen in conjunction with an external GPS receiver, and a SeaView camera or other video device.

PRINCIPAL MARKETS FOR MARINE PRODUCTS

         Underwater cameras appeal to:

         o    recreational boaters, anglers, and divers;
         o    treasure hunters;
         o    professional divers in law enforcement, rescue, and recovery;
         o    marine trades, such as commercial fishing, surveyors, contractors, and boatyards; and
         o    marine education and research, including environmental and conservation groups.

Governmental entities at the local, state, and national levels also utilize underwater cameras in primarily the same applications as the third and fourth bullet point.

         The primary market geography encompasses all of North America and
Canada, plus areas of Central and South America, Caribbean, and Pacific Islands
utilizing the National Television System Committee, or NSCT, television format.
Special-order products for the Committee Consultatif International des
Radiocommunique Phase Alternate Line, or the CCIR (PAL), television format are available in small quantities for customers in other parts of the world.

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

        SeaView (trademark, Florida registration)                       12-17-98
        Underwater Camera (design patent granted)                       06-22-99
        SeaView Brochure (U.S. copyright filed)                         01-11-99
        Submersible Video Camera (utility patent granted)               06-10-99
        Underwater Camera (design patent granted)                       12-28-99
        Video Monitor Hood (design patent granted)                      04-11-00
        SeaLite (trademark, registered or filed with the U.S. P.T.O)    06-30-99
        Camera Housing (design patent granted)                          07-25-00
        SeaView (trademark, registered or filed with the U.S. P.T.O)    01-16-01

         All of the above patents expire on the fourteenth year from the date the patent was granted. The trademarks expire on the tenth year from the date he trademark was granted. The copyrights expire on the twenty fifth year from the date the copyright was granted.

         We were granted an exclusive unlimited license, extending through the year 2014, under an agreement in February of 2001 with Rich McBride, our founder and the inventor of the technology. The McBride estate became the licensor upon the death of Rich McBride in October of 2001. At December 31, 2001, the license was fully paid and in good standing. We have no ongoing maintenance obligations attached to this license.

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

         Our marine products have been available to purchasers with U.S.
Governmental Services Administration, or GSA, authority since mid-year of 2000.
These listed products, brokered by a minority-owned government contractor also known as our 8-a certified teaming partner, do not generate volume of a material nature at this time. Other governmental entities without GSA authority purchase direct from us via purchase order. The Marine Products Segment has no large volume or long-term contracts of a material nature with any government entity.

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

SECURITY PRODUCTS SEGMENT

         Through our Security Products Segment, we develop, market and sell proprietary video security network devices and consumer electronic products that utilize patented technologies, licensed by us, to retailers, commercial businesses and original equipment manufacturers throughout the United States.
The trademarked name, "SecureView," is the key brand identifier for a range of our security products incorporating the Induction Radio-Frequency System, or
IRFS, a technology which enables video transmission over AC and DC electrical conductors. IRFS is categorized within a larger industry segment commonly referred to as Power Line Communications.

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

         The concept of Powerline Communication, or PLC, was born early in the history of electrification. Scientists and engineers recognized the potential value of "the grid" as a channel for more than just electricity. Until the arrival of transistorized circuitry, their concepts were unreachable. Once thought to be valuable only to utility companies, PLC technologies began to emerge on the open market, and formed the core of several consumer and industrial initiatives.

         In 1999, our founder, Rich McBride, conceived a surveillance camera utilizing the form of a common flood lamp. The combination of PLC technology and video surveillance proved to be a perfect fit in the emerging home-security marketplace. SecureView, the "powerline camera in a light bulb," was introduced in 2000 and began shipping in quantity in the spring of 2001.

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

PRINCIPAL SECURITY PRODUCTS

         Principal products in this Segment fall into two subcategories:
Consumer Security Products and  Commercial Security Products.

CONSUMER SECURITY PRODUCTS--DESCRIPTION AND STATUS

         The light-bulb camera is currently retailing in two forms, one for indoor use and one for outdoor use. The outdoor model is weatherproof. A "box set" adaptation enables the end-user to connect an external video camera to the
IRFS transmitting device, with the receiver-decoder "back end" unit identical to that of the light-bulb-camera system. The "box set" adaptation and "raw-board"
IRFS circuitry are available to qualified OEMs and VARs within the trade, for inclusion in their own customized offerings. Additional products are in the development pipeline now. Applications include security surveillance for home and small business; baby monitor; nanny-cam; and "look-in" remote viewing via dial-up or Internet (utilizing PC accessory kits now available through the aftermarket).

PRINCIPAL MARKETS--CONSUMER SECURITY PRODUCTS

         Circuit television video surveillance, also known as CCTV, has been included in the security plans of businesses large and small. Most businesses purchase CCTV equipment either from a specialized CCTV contractor or as a part of a broader alarm and security package from an integrated-systems vendor.

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

         Our SecureView consumer product, the "powerline camera in a light bulb,
"overcomes these issues by using the bulding's electrical wiring to deliver live video from the camera to any TV or VCR. The "plug and play" simplicity of installation and the ubiquity of the power line give our consumer products a unique advantage.

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

         We received excellent exposure in 2001 from Popular Science Magazine, and Popular Mechanics Magazinewho publicized our light-bulb camera in new-product feature stories.

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
Opportunities are great in both original equipment manufacturers and aftermarket.

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

COMMERCIAL SECURITY PRODUCTS--STATUS

         SecureView Parking Lot Surveillance System or SPLSS beta sites are currently operating locally, as field laboratory sites under open work orders from Wal-Mart Stores Inc. and Target Inc. Site surveys requested by other national merchants are being conducted or scheduled. At present, products are engineered solutions, with a high level of site-specific integration. Field laboratory data provides the basis for improvements and revisions geared toward a line of modular products which can be universally deployed in a number of similar environments.

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

         In commercial and high-end applications, more robust over-the-air products are available; but they cost much more and typically involve a contractor or value added reseller with sufficient technical skill. Ultimately, they cannot offer the advantages inherent in IRFS technology.

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

        SecureView (trademark, registered or filed with the U.S. P.T.O)         02-28-00

        Video Camera Utilizing Power Line Modulation (utility patent granted)   05-15-00

        Video Camera Housing (design patent granted)                            12-26-00

        Infrared Illumination Device Housing (design patent granted)            12-19-00

        Video Camera Housing (design patent granted)                            12-26-00

        Vehicle Inspection Camera (utility patent granted)                      01-22-01

         All of the above patents expire on the fourteenth year from the date the patent was granted and the trademarks expire on the tenth year from the date he trademark was granted.

         We were granted an exclusive unlimited license, extending through the year 2014, under an agreement in February of 2001 with Rich McBride, our founder and the inventor of the technology. The McBride estate became the licensor upon the death of Rich McBride in October of 2001. At December 31, 2001, the license was fully paid and in good standing. We have no maintenance obligations attached to this license.

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

         The ability to meet demand could be affected by other mitigating factors, such as component availability and working capital.

         We have initiated an expansion of our electronic data interchange, or
EDI, capability, to ensure the quickest possible response to large retail customers. In planning for volume production, we have structured delivery of finished goods as a direct point-to-point transfer between the final assembly point and the customer's warehouse. In some instances at the early stages of the order cycle, we may utilize a fulfillment service to expedite part of the distribution process. We do not anticipate a significant long-term impact on product cost as a result of this activity.

         Except for one customer who accounted for 18% of our total revenues over the first three quarters of 2002, no single customer, or group of customers under common control, represents sales equal to 10 percent or more of our consolidated revenues.

EMPLOYEES

         We lease our 16 employees from an unrelated employee-leasing company.
We also have commissioned-sale arrangements with ten Manufacturer's Sales
Representatives, each operating as an independent contractor, servicing all channels of distribution.

Item 3.  Legal Proceedings

         We are a defendant in a consolidated class action lawsuit pending in the United States District Court for the Middle District of Florida against us and Richard McBride, our former chief executive officer. Commencing in May 2001, five nearly identical class action lawsuits were filed against us and McBride, and, on July 24, 2001, those lawsuits were consolidated. In the five initial complaints, the plaintiffs thereto claimed violations of Sections 10(b) and
20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In the five initial complaints, the plaintiffs to those actions alleged, among other things, that from March 30, 2000 to March 19, 2001, we and
McBride misstated our sales and revenue figures; improperly recognized revenues;
misrepresented the nature and extent of our dealer network; falsely touted purported sales contracts and agreements with large retailers; misrepresented our ability to manufacture, or to have manufactured, its products; and
misrepresented our likelihood of achieving certain publicly announced sales targets. The consolidated amended class action complaint was filed in December
2001. As amended, the consolidated complaint seeks compensatory and other damages, and costs and expenses associated with the litigation and now also seeks relief against James Cox on the same grounds as the claims against us and
McBride.

         In February 2002, we filed our motion to dismiss. The plaintiffs responded to the motion to dismiss in early April 2002. On May 17, 2002, we reached an agreement in principle, in the form of a Memorandum of Understanding, to settle the class action lawsuit discussed in Note 10 to the Annual Financial
Statements. In the settlement, we will issue 6,000,000 shares our common stock to the class participants. Upon satisfaction of the requirements of the
Securities Act of 1933, the shares may be resold without regard to Rules 144 or
145(c) of the Securities Act if the holders are not affiliates of any party to the settlement or the registrant and will not be affiliates of the registrant after the settlement shares are distributed. If the holders are affiliates of any party to the settlement prior to the settlement or are affiliates of the registrant prior to or subsequent to the settlement, then the resale of the securities distributed in the settlement may only be accomplished in the manner provided by Rule 145 of the Securities Act. In addition, we will pay, up to a maximum of $125,000, for costs incurred by the plaintiffs in the litigation, plus the costs of settlement notice and administration. We and the plaintiffs'
counsel have agreed to prepare and execute a definitive Stipulation of
Settlement and jointly seek preliminary and final Court approval. The Settlement is conditional upon receiving final judicial approval of the Stipulation.
However, in management's opinion such approval became probable during its second fiscal quarter of 2002. Accordingly, we have provided for the impending settlement in its second quarter 2002 financial statements by accruing a liability of $1,200,000, which is equal to the current fair market value of the settlement shares, plus an estimated amount for expenses.

         The Securities and Exchange Commission's Division of Enforcement began an investigation in January 2001 relating to our financial results and common stock performance during 2000. As a result Richard McBride, former Chairman,
President and CEO, resigned from all positions with us. Further, all executives involved with the allegations were replaced during 2001 and Mr. McBride passed away in October 2001. We have cooperated fully with the SEC, which included the testimony of former employees, Col. Larry Hoffman (retired) and Christy Mutlu.
Doug Bauer, CFO and J. R. Cox, former director, have also testified before the
SEC. Although our legal counsel indicates that this matter will be resolved with no adverse actions against us, we can give no assurances that the SEC will not recommend an enforcement action against us.

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

Results of Operations

DISCUSSION OF TWELVE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THE TWELVE
MONTHS ENDED DECEMBER 31, 2000.

NET REVENUE. Net revenue decreased 35% from $1,130,000 for the year ended
December 31, 2000 to $732,000 for the year ended December 31, 2001. Marine product segment sales were $412,835 or 56% of total revenues for the year ended
December 31, 2001, compared to $1,130,563, or 100% of total revenues for the year ended December 31, 2000. Overall, marine product sales decreased 63% from
$1,130,000 for the year ended December 31, 2000 to $412,000 for the year ended
December 31, 2001. The sluggish economy adversely affected our sales volumes and pricing in the marine products segment, as well as our decision to reduce our advertising and attendance at marine trade shows to conserve our financial resources. During May 2001, we introduced the SecureView product, a product of the Security Products Segment. While the launch of our SecureView product line contributed $319,000 to net revenues, the overall impact was not as expected due to several potential customers becoming concerned given our pending legal proceedings. Management is aggressively addressing the adverse conditions and believes security product sales will grow substantially faster than marine products, such that in the near term, security product sales, which represent
56% of our sales for the year ended December 31, 2001, will contribute the majority of our total future net revenues.

COST OF GOODS SOLD. Cost of goods sold increased 1.5% from $373,000 for the year ended December 31, 2000 to $378,300 for the year ended December 31, 2001. As a percentage of net revenue, cost of goods sold increased to 52% for the year ended December 31, 2001 from 33% in the prior year. Cost of goods sold for the marine products segment decreased $191,376, or 51%, from $372,975 during the year ended December 31, 2000 to $181,599 during the year ended December 31,
2001. As a percentage of revenue, cost of goods sold for the marine products segment increased from 33% for the year ended December 31, 2000 to 44% for the year ended December 31, 2001. Cost of goods sold for the security products segment amounted to $196,733 for the year ended December 31, 2001, with no comparable amounts from the prior year, since there were no such product sales during that period. As a percentage of revenue, cost of goods sold for the security product sales segment amounted to 62%. Total cost of goods sold decreased because of lower sales volumes, as discussed under net revenues, above. The Company currently expects an overall decrease in the cost of goods sold as a percentage of net revenue for the security products division, due primarily to management's decision to adjust pricing closer to expected lower prices from products manufactures overseas, principally, China, which will commence in approximately the first fiscal quarter of 2003. The increase in the cost of goods percentage of net revenues for the marine products segment was due primarily to two factors. First, there was a slight increase in the cost of components for the product line as we continued to improve the product performance. Second, and most significantly, management reduced the price of the
SeaView product lines in an effort to improve sales in a sluggish economy.

GROSS PROFIT MARGIN. Gross profits on sales for the year ended December 31, 2001 amounted to $354,069, or 48% of total sales, compared to $757,588, or 67% of total sales, for the year ended December 31, 2000. The marine products segment contributed $231,236 and $757,588 of the total gross profit for the years ended
December 31, 2001 and 2000, respectively. The security products segment contributed $122,833 of the total gross profit for the year ended December 31,
2001; none in 2000. The gross profit percentage for the marine products segment decreased from 67% for the year ended December 31, 2000 to 56% for the year ended December 31, 2001. This decrease was primarily due to higher manufacturing costs and the Company was required to reduce security product pricing under competitive pressure. The gross profit percentage for the security products segment amounted to 38% for year ended December 31, 2001, with no sales generating gross profits in the same period of the prior year. The Company currently expects a significant future increase in the gross margins attributable to the security products segment as sales increase. In addition, the Company currently expects an overall increase in gross profits as a percentage of sales from the transfer of production of security products from domestic to overseas locations, principally China, which lower costs will not be offset by pricing reductions that will accompany the lower pricing.

SALARIES AND WAGES. Salaries and Wages decreased 17% from $969,000 for the year ended December 31, 2000 to $808,000 for the year ended December 31, 2001. In addition, non-cash stock-based compensation comprised $368,000, or 46%, of 2001 compensation expense compared to $137,000, or 14%, of 2000 compensation expense.
Salary and Wages comprises employee wages and stock compensations and temporary labor. The decrease was due to us closing our manufacturing and assembly operations in the first quarter of 2001 and simultaneously granting those functions to a third party contractor.

                                       19

ADVERTISING AND PROMOTIONS. Advertising and promotions decreased by 90% from
$2,056,000 during the year ended December 31, 2000 to $199,000 for the year ended December 31, 2001. The decrease was due to shortages in capital available for funding advertising programs. In addition, management has decided to shift its promotional strategy away from direct selling, which previously had been supported via advertising in several industry trade magazines, and through trade show participation. This amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions. Advertising and promotion are important costs to our operations. These expenses are expected to significantly increase in future periods for the increased emphasis on our security products segment.

PROVSION FOR DOUBTFUL ACCOUNTS. The 2001 provision for doubtful accounts of
$54,000 increased $30,000 over provisions in 2000. The increase relates to an increased allowance for uncollectible accounts placed on the aged receivables for the year ended December 31, 2001 arising from weakened economy sales.
However, credit losses have been within management's overall expectations.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased by $380,000 in 2001 to $434,000 due to capitalized license rights acquired during the year. Depreciation and amortization was $53,000 in 2000. On February
14, 2001, we entered into a Licensing Agreement with our former Chairman,
Richard McBride that provided for a license to exploit certain patented technologies owned by McBride that are associated with technologies under development in connection with our security products segment. We exchanged
1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services. The shares were based upon quoted market prices on the date of the Agreement. The total value of the arrangement was allocated between the consulting and license in the amounts of $2,066,100 and $63,900, respectively, based upon the relative fair values of the consulting services and license. The licensing rights are being amortized over their estimated useful lives of five years. Annualized amortization of the license rights is approximately $413,000.

RESEARCH AND DEVELOPMENT. Research and development expense increased 74% from
$290,000 for the year ended December 31, 2000 to $506,000 for the year ended
December 31, 2000. In addition, non-cash stock-based research and development, principally in the form of consulting services, comprised $414,000, or 81%, of total 2001 expense, compared to $271,000, or 93%, of total 2000 expense.
Research and development costs consist of all expenditures related to the improvement and development of its current product line, new product development, and royalties associated with licensed technology. Substantially all of our research and development costs and efforts are dedicated to the development of our security products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The increase is directly related to our expenditures for current product improvement and new product development, specifically for our security products segment. We expect to continue to invest in the development of our security products into the foreseeable future.

RENT AND UTILITIES. Rent and utilities decreased by $16,000, to $95,000 for the year ended December 31, 2001. Rent and utilities includes office rent, storage, telephone, and utilities. The decrease was directly related to our move to smaller office space in the 2nd quarter, and the closing of our manufacturing and assembly operation in the 1st quarter.

PROFESSIONAL FEES. Professional and consulting fees increased 51% from $445,000 for the year ended December 31, 2000 to $651,000 for the year ended December 31,
2001. Professional and consulting fees include fees paid to attorneys, accountants, and consultants. The increase was due primarily to an increase in legal expenses related to our defense of litigation and regulatory matters.

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
These charges relate to our share of losses from an equity investment in Golden
Springs LLC, a start-up health spa in West Central Florida. Equity in losses in
2001 was limited to the remaining carrying value of our investment. We have no obligations, or plans, to fund operations of the affiliate. No further losses are anticipated on this investment.

                                       20

INCOME TAXES. We have discontinued the recognition of income tax benefits in
2001 and 2000 due to cumulative net losses in recent years, which render the realization of those assets uncertain. The charge in 2000 was related to the establishment of valuation allowances against deferred income tax assets at the beginning of that year. Additional valuation allowances of $624,000 and
$1,439,000 were recorded during the years ended December 31, 2001 and 2000, respectively. Net operating losses of $5,300,000 are available to carry forward and offset income tax liabilities, if any, in future periods through 2020.

         As a result of the aforementioned operating activities, we reported a net loss of $2,829,000, or $0.13 per common share, compared to $3,643,000, or
$0.30 per common share.

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

                                       21

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

Item 8.  Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

                         SEAVIEW VIDEO TECHNOLOGY, INC.

                              FINANCIAL STATEMENTS

REPORT OF AIDMAN, PISER & COMPANY, P.A.--INDEPENDENT AUDITORS................F-1
REPORT OF CAROL MCATEE, CPA--INDEPENDENT AUDITOR.............................F-2

FINANCIAL STATEMENTS:
      BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000........................F-3
      STATEMENTS OF OPERATIONS, YEARS ENDED DECEMBER 31, 2001 AND
      2000...................................................................F-4
      STATEMENTS OF STOCKHOLDERS' EQUITY, YEARS ENDED DECEMBER 31,
      2001 AND 2000....................................................F-5 - F-6
      STATEMENTS OF CASH FLOWS, YEARS ENDED DECEMBER 31, 2001 AND
      2000.............................................................F-6 - F-8
      NOTES TO FINANCIAL STATEMENTS..................................F-9 to F-27

                                       22

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
as of December 31, 2000, and the related statements of operations, stockholders'
equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As more fully described in Note 12 to the financial statements, certain amounts related to the valuations of deferred tax assets and Company investments have been restated in the 2000 financial statements.

April 9, 2001, except for Note 12, as to which
  the date is April 10, 2002

Carol McAtee, C.P.A.
St. Petersburg, Florida

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

Stockholders' equity:
   Common stock, $.001 par value,
     authorized 100,000,000 shares;
     28,571,809 issued and 28,218,234 outstanding
     shares in 2001 and 17,132,684
     shares issued and outstanding in 2000               28,572          17,133
   Additional paid-in capital                         9,018,699       4,719,733
   Treasury stock, at cost, 353,575 shares         (277,757)            -
   Unearned restricted stock compensation          (130,502)   (40,974)
   Accumulated deficit                             (6,484,289)   (3,654,453)
                                                 --------------  --------------
     Total stockholders' equity                       2,154,723       1,041,439
                                                 --------------  --------------

     Total liabilities and stockholders' equity  $    3,135,692  $    1,521,322
                                                 ==============  ==============

                       See notes to financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                   2001          2000
                                               ------------  ------------
                                                               (Restated)

Net revenue                                    $    732,401  $  1,130,563
Cost of goods sold                                  378,332       372,975
                                               ------------  ------------
     Gross profit                                   354,069       757,588
                                               ------------  ------------

Operating expenses:
   Salaries and wages, including stock-based
     compensation of $368,550 and $137,459 in
     2001 and 2000, respectively                    808,699       969,902
   Advertising and promotions                       199,484     2,056,403
   Provision for doubtful accounts                   54,443        24,389
   Depreciation and amortization                    434,417        53,916
   Research and development, including
     stock-based compensation of $414,647 and
     $271,255 in 2001 and 2000, respectively        506,468       290,023
   Rent and utilities                                95,318       111,460
   Professional and consulting fees                 651,749       445,527
   Other expenses                                   424,709       261,557
                                               ------------  ------------

     Total operating expenses                     3,175,287     4,213,177
                                               ------------  ------------

Loss from operations                          (2,821,218) (3,455,589)
Interest income                                         -           3,206
Equity in loss of affiliate                   (8,618) (137,582)
                                               ------------  ------------

Loss before income taxes                      (2,829,836) (3,589,965)
Income tax expense                                      -    (53,818)
                                               ------------  ------------
Net loss                                      ($  2,829,836) ($ 3,643,783)
                                               ============  ============

Basic net loss per common share                $       (.13) $       (.30)
Diluted net loss per common share              $       (.13) $       (.30)

Basic weighted average common shares
   outstanding                                   21,193,616    12,051,616
Diluted weighted average of common shares
   outstanding                                   21,193,616    12,051,616

                       See notes to financial statements.

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
   (Restated)                         ==========  ==========  ===========  ==========  ==========  ============

                       See notes to financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2001

                                                                                      Unearned
                                                   Common     Additional             Restricted
                                       Common      Stock       Paid-In    Treasury     Stock      Accumulated
                                       Stock     ($.001 par)   Capital     Stock    Compensation    Deficit       Total
                                     ----------  ----------  -----------  --------- ------------  ------------  -----------
Balances, January 1, 2001 (Restated) 17,132,684  $  17,133   $ 4,719,733  $    -    $  (40,974)   $ (3,654,453) $ 1,041,439

Net loss for year ended
  December 31, 2001                          -          -             -        -            -       (2,829,836)  (2,829,836)

Conversion of subordinated
  debentures                            200,000        200        99,800       -            -               -       100,000

Treasury stock acquired for
  repayment of stockholder note        (353,575)        -             -   (277,757)        -               -      (277,757)

Issuance of stock to employees          765,000        765       367,785       -            -               -       368,550

Issuance of stock for services          676,500        677       799,378       -      (427,985)             -       372,070

Issuance of stock for licensing
  rights                                997,000        997     2,065,103       -            -               -     2,066,100

Private placement of common stock     8,937,000      8,937       966,763       -            -               -       975,700

Stock contribution, repayment and
  retirement by stockholder            (136,375)      (137)          137       -            -               -            -

Amortization of unearned restricted
  stock compensation                         -          -             -        -       338,457              -      338,457
                                      ----------  ----------  -----------  ---------  ----------  ------------  -----------

Balances, December 31, 2001          28,218,234   $ 28,572    $9,018,699 $(277,757)  $(130,502)   $ (6,484,289) $2,154,723
                                      ==========  ==========  ===========  =========  ==========  ============  ===========

                       See notes to financial statements.

(CONTINUED)

                          SEAVIEW VIDEO TECHNOLOGY, INC
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                           2001           2000
                                                       ------------  ------------
                                                                      (Restated)
Cash flows from operating activities:
   Net loss                                            ($ 2,829,836) ($ 3,643,783)
   Adjustments to reconcile net (loss) to
     net cash flows from operating activities:
       Depreciation and amortization                        434,417        53,916
       Loss on disposal of asset                              6,420           -
       Amortization of unearned stock compensation          338,457        33,332
       Equity in loss of affiliate                            8,618       137,582
       Compensation expense of stock issuance
         to employees                                       368,550       137,459
       Compensation expense of stock issuance
         to consultants                                     372,070       271,255
       Deferred income taxes                                    -          28,023
         Changes in operating assets and liabilities:
           Accounts receivable                         (63,221) (60,793)
           Inventories                                 (453,634) (172,751)
           Employee receivables                              10,000  (40,000)
           Prepaid assets                                    24,203  (50,803)
           Due to bank                                          -    (10,412)
           Accounts payable, trade                          421,353       343,606
           Accrued liabilities                              131,507  (17,285)
           Deferred revenue                                  48,226           -
           Income taxes payable                                 -          25,795
                                                       ------------  ------------
Net cash flows from operating activities               (1,182,870) (2,964,859)
                                                       ------------  ------------
Cash flows from investing activities:
   Additions to property and equipment                          -    (418,120)
   Proceeds from disposal of asset                           50,000           -
   Advance to related party                            (93,861)          -
                                                       ------------  ------------
Net cash flows from investing activities               (43,861) (418,120)
                                                       ------------  ------------
Cash flows from financing activities:
   Proceeds from stock offering                             975,700           -
   (Loan to) proceeds from officer                          215,000  (512,757)
   Proceeds from exercise of stock warrants                     -         649,000
   Proceeds from subordinated debentures                        -       3,288,000
                                                       ------------  ------------
Net cash flows from financing activities                  1,190,700     3,424,243
                                                       ------------  ------------
Net change in cash and cash equivalents                (36,031)       41,264

Cash and cash equivalents at beginning of year               41,264           -
                                                       ------------  ------------
Cash and cash equivalents at end of year                $     5,233   $    41,264
                                                       ============  ============

                       See notes to financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001 AND 2000

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                            2001           2000
                                       ------------   ------------
                                                        (Restated)
Conversion of convertible
  debentures to common stock           $    100,000   $  3,188,000
                                       ============   ============
Exchange of treasury stock
  for note receivable, officer         $    277,757   $        -
                                       ============   ============
Nonreciprocal transfer of
  equity investment from stockholder   $        -     $    146,200
                                       ============   ============
Issuance of stock for
  licensing rights                     $  2,066,100   $        -
                                       ============   ============
Cash paid for taxes                    $        -     $        -
                                       ============   ============
Cash paid for interest                 $        -     $        -
                                       ============   ============

                       See notes to financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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
                  YEARS ENDED DECEMBER 31, 2001 AND 2000

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

     Significant Accounting Policies:

     Revenue recognition:

     Revenue is recognized when the earnings process is complete and the risks and rewards of ownership of the product, including title, have been transferred to the customer, which is generally considered to have occurred upon delivery of the product to the customer's premise. Shipping costs, which have been immaterial, are billed to the customer and are included as a component of net revenue; the associated costs of shipping and handling are included as a component of cost of goods sold. Returns are provided for as reductions of revenue recorded based upon the Company's historical return experience. Deferred revenue represents sales transactions where all of the conditions of revenue recognition have not been met.

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
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

     Licensing rights:

     Licensing rights are stated at cost, and consist of purchased technology licenses and incremental costs to acquire patents on internally developed technologies (also see research and development, below and Notes 9 and 10).
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
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Concentrations:

     Although accounts receivable are concentrated in the marine supply industry, which is currently experiencing an economic downturn, credit losses have been within management's expectations. Credit losses are reviewed by management based upon specific customer performance and financial condition and historical performance of groups of customers comprising the customer base. Allowances for doubtful accounts are provided for when this process results in estimable amounts of loss. The Company's product assembly is dependent upon the operations of a primary labor supplier. At December 31, 2001 and 2000, approximately $36,000 and $30,000, respectively, of the Company's inventory was held off-site at this location. If the Company should lose this supplier of assembly servicing there could be a disruption in the operations of the Company. The Company is in the process of securing alternative sources of these services.

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
                  YEARS ENDED DECEMBER 31, 2001 AND 2000

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
                  YEARS ENDED DECEMBER 31, 2001 AND 2000

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
                  YEARS ENDED DECEMBER 31, 2001 AND 2000

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
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001 AND 2000

6.   INCOME TAXES (CONTINUED):

     A reconciliation of statutory federal income tax rate with the Company's effective income tax rate for the year ended as of December 31, 2001, 2000 and 1999 is as follows:
                                                2001          2000
                                           ------------   ------------
                                                          ( Restated )
         U.S. federal taxes statutory rate    (34.00)%      (34.00)%
           Increase (decrease):
              State taxes                       (3.5)%        (4.6)%
              Non-deductible compensation        9.9%          -
              Valuation allowances              27.6%        38.6%
                                           ------------   ------------
              Effective tax rate                 0.0%         0.0%
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
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

     Other related party transactions:

     Under a Professional Services Agreement (the "1999 Agreement") effective
     March 25, 1999, 2,700,000 shares of restricted common stock were issued to
     Richard McBride, the Company's then President and Chief Executive Officer
     ("McBride") for services and responsibilities generally associated with the positions held. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity and subsequently amortized over the three-year agreement. Expense associated with this agreement was
     $40,974 and $33,332 for the years ended December 31, 2001 and 2000 respectively.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

9. RELATED PARTY TRANSACTIONS (CONTINUED):

     Other related party transactions (continued):

     On February 14, 2001, the Company entered into a Consulting and Licensing
     Agreement (the "2001 Agreement") with McBride that provided for a license to exploit certain patented technologies owned by McBride (see Note 10) and for consulting services from McBride that were considered necessary to develop other marine and security segment products. The term of the consulting arrangement was 3 years; the term of the license is 14 years.
     The Company exchanged 1,000,000 shares of restricted common stock for the
     2001 Agreement, having a value of $2,130,000, based upon quoted market prices on the date of the 2001 Agreement. The total value of the arrangement was allocated between the license and consulting in the amounts of $2,066,100 and $63,900, respectively, based upon the relative fair values of the consulting services and license.

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
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

     o    License of Underwater Camera Technology: On February 14, 2001, the
          Company entered into a licensing agreement with Richard McBride (see
          Note 9) for a license related to its marine product line. The license agreement provides the Company with exclusive, non-transferable, rights to the designs and technologies utilized in the design and manufacture of the Company's current suite of marine and security products, including underwater cameras, camera housings,
          camera-in-bulb technology and monitoring equipment. Seven of these licensed designs and technologies are documented in registered patents, and patents are pending for three of the designs and technologies. The agreement is effective through the expiration of patents licensed in the agreement (through July 2014). The Company paid 997,000 shares of the Company's common stock in 2001 for the license and recorded an intangible asset for the estimated fair value of the shares ($2,066,100), which is being amortized over 5 years.
          Amortization charged to operations in relation to these licensing rights was $361,568 in 2001.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

13. QUARTERLY FINANCIAL RESULTS (UNAUDITED):

     Quarterly financial results for the years ended December 31, 2001 and 2000 as originally reported and as restated are as follows:

                                                   Three months ended
                                       ----------------------------------------- -------------
                                          March 31,     June 30,   September 30,  December 31,
                                            2001          2001         2001          2001
                                       ------------- ------------- ------------- -------------
     Revenues, as originally reported   $    197,182   $   509,289   $   184,745  $     49,185
                                                                                 =============
       Sales adjustment                          -        (208,000)          -
                                       ------------- ------------- -------------
     Revenues, as restated              $    197,182   $   301,289   $   184,745
                                       ============= ============= =============

     Net loss, originally reported      $   (264,129)  $   (91,703)  $  (332,730) $ (1,240,154)
                                                                                 =============
     Adjustment for:
       Equity losses in invested             125,565       (63,156)       33,868
       Margin on sales adjustment                -        (108,000)          -
       Stock-based compensation              (45,954)      (52,548)       (7,046)
       Licensing rights amortization         (51,653)     (103,305)     (103,305)
       Deferred income taxes                (157,951)      (58,629)     (212,729)
                                       ------------- ------------- -------------
     Net loss, as restated              $   (394,122)  $  (477,341)  $  (621,942)
                                       ============= ============= =============

     Net loss per share,
       originally reported:             $      (0.01)  $     (0.01)  $     (0.02) $      (0.05)
                                       ============= ============= =============  =============
     Net loss per share,
       as restated:                     $      (0.03)  $     (0.02)  $     (0.03)
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
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

14. EARNINGS PER SHARE COMPUTATIONS:

                                           Year Ended December 31,
                                          2001            2000
                                      -------------  -------------
                                                      ( Restated )
Net (loss) income                     $  (2,829,836) $  (3,643,783)
                                      =============  =============
Pro forma net income (unaudited)

Weighted average common shares:
     Basic                               21,193,616     12,051,616
     Dilutive options                           --             --
                                      -------------  -------------
     Diluted shares                      21,193,616     12,051,616
                                      =============  =============
Basic net income (loss) per share:
     Historical                       $       (0.13) $       (0.30)
                                      =============  =============
Diluted net income (loss) per share:
     Historical                       $       (0.13) $       (0.30)
                                      =============  =============

Item 11.  Executive Compensation

         The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2001, 2000 and 1999 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                                           Other
                                                             Annual      Restricted     Options      LTIP
   Name & Principal                Salary        Bonus       Compen-       Stock         SARs       Payouts      All Other
       Position           Year      ($)          ($)      sation ($)   Awards($)(1)    (#)(1)        ($)      Compensation
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
George Bernadich III      2001     65,625          0            0         136,500         0            0             0
  (2)                     2000      6,250          0            0               0         0            0             0

Chairman, President       1999         -           -            -               -         -            -             -
 and CEO

Richard L. McBride (3)    2001         -           0            0         104,874         0            0             0
  CEO and President       2000    40,420           0            0          33,332         0            0             0
                          1999         -           0            0          25,694         0            0             0

Michael Ambler (4)        2001     6,250           0            0          63,000         0            0          109,083
  Chief Operating Officer 2000        -            -            -            -            -            -             -
                          1999        -            -            -            -            -            -             -

Notes:
         Calculations exclude standard group-insurance benefits applied equally to all salaried employees, pursuant to Item 402 of Regulation S-K.

         1.   Stock compensation was issued to executive officers in lieu of salary. All stock compensation was issued in the form of
              restricted shares and, for accounting purposes, were valued at the prevailing closing market price on the day of issuance.

         2.   Mr. George Bernardich joined us as COO in November of 2000. He was promoted to Chairman and CEO on February 21, 2001. In 2001, Mr.
              Bernardich received 325,000 shares of common stock valued at market on the day of issuance at $136,500 in lieu of salary. Refer to note 1 above for additional information on the restricted stock awards.

         3.   Mr. Richard L. McBride served as our President & CEO until his resignation on February 21, 2001. Mr. McBride's stock compensation was related to the amortization of unearned compensation from a
              1999 consulting agreement in the amount of $43,474 and
              compensation from a February 14, 2001 consulting and licensing agreement in the amount of $63,900. Mr. McBride passed away on
              October 7, 2001. A total of 2,700,000 shares were issued under the
              1999 agreement and 30,000 shares relating to compensation under the 2001 agreement.

         4.   Mr. Michael Ambler joined us in late February of 2001 as COO, but did not begin salary compensation until December of 2001. In
              September of 2000, prior to joining us, Mr. Ambler received shares of restricted common stock for a 2 year consulting agreement, of which $109,083 was amortized in fiscal year 2001. In 2001, Mr.
              Ambler received 250,000 shares of common stock valued at market on the day of issuance at $63,000 in lieu of salary. Refer to note 1 above for additional information on the restricted stock awards.

         No options were granted or exercised during our fiscal year ended
December 31, 2001.

         Directors and Committee Members did not receive, and were not eligible for, compensation from us during the fiscal year ending December 31, 2001.

                                       23

         During the fiscal year ending December 31, 2001, the Board of Directors served as the Compensation Committee with regard to executive compensation, in the absence of a formal committee.

         Other than base salaries, there are no additional compensation plans or policies in place for any executive officer as of date. No cash bonuses were granted during fiscal year 2001. Restricted stock compensation to officers when issued are in lieu of salary and approved by the Board of Directors. Currently, all stock compensation is issued in the form of restricted shares at a 50%
discount to a 50 day moving average and, for accounting purposes, are valued at the prevailing closing market price on the day of issuance.

Item 13. Certain Relationships and Related Transactions.

         During the year ended December 31, 2000, we loaned an aggregate of
$512,757 to our former president and CEO, Richard McBride. The debentures were collateralized by 6.5 million shares of our common stock. The loan was repaid during the second quarter of 2001 with $235,000 cash and 353,575 shares of common stock, which were recorded, at the cost of $277,757.

         On July 12, 2000, we loaned Richard McBride, former president and CEO,
150,000 shares of our common stock to purchase a 20% interest in Golden Springs,
LLC. Golden Springs LLC is a development stage enterprise that is developing a private health spa in West Central Florida. Mr. McBride was to replace the shares shortly after the transaction, however, in addition to replacing the
150,000 shares, Mr. McBride donated the 20% interest in Golden Springs to us. We accounted for the Golden Springs LLC transaction as a capital contribution at its estimated fair value of $146,000. Our share of losses in the equity investment amounted to approximately $8,000 and $138,000 during the years ended
December 31, 2001 and 2000, respectively. The investment is currently estimated to have no value.

         On February 14, 2001, we entered into a Consulting and Licensing
Agreement with Richard L. McBride. Mr. McBride, who was our President and
Director, developed and filed in his name individually, certain patents, patent applications and provisional patent applications. We as licensee and Mr. McBride as licensor, set forth the terms and conditions with respect to the granting of the licensing rights. Further, Mr. McBride had provided us with consulting services since our inception. As consideration for Mr. McBride's consulting services, and obtaining the licensing rights from Mr. McBride regarding the aforementioned patents, patent applications and provisional patent applications, we issued to Mr. McBride 1,000,000 restricted shares of our common stock. The term of the consulting portion of the Agreement is until March 31, 2003. The initial term of the licensing rights is for fourteen (14) contiguous years from
February 14, 2001. The Agreement supercedes any and all other agreements between us and Mr. McBride regarding these specific patents, patent applications and provisional patent applications. Mr. McBride died in October 2001 and the death of Mr. McBride has not and will not affect the above-described licensing arrangement.

         In May 2001, Messrs. Bernardich, Bauer and Ambler purchased 3,000,000,
850,000, and 1,430,000 shares of our restricted common stock through a private equity placement exempt from registration under Section 4(2)of the Securities
Act of 1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, and representatives for the purchase of restricted common stock at a purchase price of $0.10 per share.

         As of December 31, 2001, we held a series of debentures receivable from the Estate of Richard L. McBride, former CEO, totaling $93,900 for various expenses paid on behalf of the estate. The debentures are currently due and bear interest at a rate of 8%.

         As of November 1, 2002, Messrs. Bernardich, Bauer and Ambler have received 887,400, 745,700 and 761,500 shares of our restricted common stock in lieu of salary.

                                       24

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                    EXHIBITS

Exhibit
Number   Description

3.1      Articles of Incorporation, as amended
3.2      Bylaws

                                       25

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) SEAVIEW VIDEO TECHNOLOGY, INC.

By  /s/ GEORGE S. BERNARDICH, III
        GEORGE S. BERNARDICH, III, President/Chief Executive Officer
        January 16, 2002

By  /s/ DOUGLAS BAUER
        DOUGLAS BAUER, Chief Financial Officer
        January 16, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ GEORGE S. BERNARDICH, III
        GEORGE S. BERNARDICH, III, Chairman, Director
        January 16, 2002

By  /s/ DOUGLAS BAUER
        DOUGLAS BAUER, Chief Financial Officer
        January 16, 2002, 2002

By  /s/ MILES GOULD
        MILES GOULD, Director
        January 16, 2002, 2002

By  /s/ BRAD GOULD
        BRAD GOULD, Director
        January 16, 2002, 2002

                                       26

                                 CERTIFICATIONS

I, George S. Bernardich, III, certify that:

1.   I have reviewed this annually report on Form 10-KSB/A of Seaview Video
     Technology, Inc.;

2.   Based on my knowledge, this annually report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annually report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annually report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annually  report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annually  report is being prepared;
        (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annually  report (the Evaluation Date); and
        (c)   presented in this annually  report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

        (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this annually  report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2002

/s/ George S. Bernardich, III
--------------------------------------
    George S. Bernardich, III
    Chief Executive Officer

I, Douglas Bauer, certify that:

1.   I have reviewed this annually report on Form 10-KSB/A of Seaview Video
     Technology, Inc.;

2.   Based on my knowledge, this annually report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annually  report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annually report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annually  report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annually  report is being prepared;
        (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annually  report (the Evaluation Date); and
        (c)   presented in this annually  report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

        (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this annually  report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2002

/s/ Douglas Bauer
--------------------------------------
    Douglas Bauer
    Chief Financial Officer