Form 10QSB/A
period 2002-06-30
SEAVIEW VIDEO TECHNOLOGY INC
filed 2003-01-17
CIK 894536

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-QSB/A

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
                        Balance Sheets.......................................F-3

                        Seaview Video Technology, Inc. Condensed
                        Statements of Operations (Unaudited)...........F-4 - F-5

                        Seaview Video Technology, Inc. Condensed
                        Statements of Cash Flows (Unaudited).................F-6

                        Seaview Video Technology, Inc. Notes to
                        Condensed Financial Statements June 30,
                        2002 and 2001 (Unaudited).....................F-7 - F-11

                                       2

PART I.  FINANCIAL INFORMATION

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                         June 30,          December 31,
                                                                           2002                 2001
                                                                        (Unaudited)
                                                                      ---------------      -------------
Current Assets:
    Cash and cash equivalents                                         $         2,133      $     5,233
    Accounts receivable trade, net of allowance for
     doubtful accounts of $50,654 in 2002 and $24,389
     in 2001                                                                  155,540           79,014
    Inventories                                                               580,708          742,690
    Prepaid expense and other current assets                                   92,181          130,797
    Note receivable--officers                                                  43,000             -
    Note receivable                                                            34,439             -
                                                                      ---------------     ---------------
        Total current assets                                                  908,001          957,734

Licensing rights, net of accumulated amortization of $568,178
  in 2002 and $361,568 in 2001                                              1,497,922        1,704,532
Property and equipment, net                                                   298,493          379,565
Due from related party                                                         93,861           93,861
                                                                     ----------------     ---------------
        Total assets                                                 $      2,798,277     $  3,135,692
                                                                     ================     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable                                                           929,837         764,959
    Accrued liabilities                                                        317,092         167,784
    Deferred revenue                                                            64,425          48,226
    Litigation settlement                                                    1,200,000              -
                                                                       ---------------      ------------
        Total current liabilities                                            2,511,354         980,969
                                                                       ---------------      ------------

Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized;
  issued (36,051,644 - 2002; 28,571,809 - 2001) outstanding
  (35,698,069 - 2002; 28,218,234 - 2001)                                        36,051          28,572
Additional paid-in capital                                                  10,498,506       9,018,699
Treasury stock, at cost, 353,575 shares                                       (277,757)       (277,757)
Unearned restricted stock compensation                                        (275,819)       (130,502)
Stock subscription                                                              (5,000)           -
Accumulated deficit                                                         (9,689,058)     (6,484,289)
                                                                        ---------------     ------------
        Total stockholders' equity                                             286,923       2,154,723
                                                                        ---------------     ------------
        Total liabilities and stockholders' equity                      $    2,798,277     $ 3,135,692
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

                         SEAVIEW VIDEO TECHNOLOGY, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                     -----------------
                                                                June 30,         June 30,
                                                                  2002             2001
                                                                ---------       -----------
                                                                                ( Restated )
Cash flows from Operating activities:
    Net Loss                                                   ($3,204,770)       ($ 871,463)
    Adjustments to reconcile net loss to net cash flows
        from operating activities:
        Litigation settlement                                    1,200 000               -
        Depreciation                                                36,642            39,756
        Bad debts expense                                           26,266               -
        Loss on sales of fixed assets                               25,514               -
        Amortization of licensing rights                           206,610               -
        Amortization of unearned compensation                       93,070           316,157
        Equity in loss of affiliate                                   -                8,618
        Stock-based compensation expenses                          659,639           145,752
     Changes in operating assets and liabilities:
        Accounts receivable trade                                 (102,792)          (55,754)
        Inventories                                                161,982          (247,298)
        Prepaid expenses                                           (11,384)          (18,533)
        Accounts payable trade                                     321,129           235,518
        Accrued liabilities                                        149,308           (19,062)
        Deferred revenue                                            16,199               -
                                                                 -----------      ------------
Net cash flows from operating activities                          (422,587)         (466,309)

Cash flows from investing activities:
       Issuances of notes receivable                              (74,439)              -
       Repayments on notes receivable                               40,000               -
       Repayments on notes receivable - officers                     7,000           235,000
       Proceeds from sales of property and equipment                25,000               -
       Purchase of property and equipment                         (6,084)              -
                                                                   -----------    ------------
Net cash flows from investing activities                          (8,523)          235,000

Cash flows from financing activities:
       Proceeds from sales of common stock                         331,500           318,750
       Proceeds from convertible debentures                         96,510               -
                                                                   -----------    ------------
Net cash flows from financing activities                           428,010           318,750

Net change                                                        (3,100)           87,441
Cash at the beginning of the year                                    5,233            41,264
                                                                   -----------    -------------
Cash at the end of the year                                          2,133           128,705
                                                                   ===========    =============

Supplemental Disclosures of Cash Flow Information:

Non-cash financing activities:
       Conversion of accounts payable into 735,000 common shares  $156,250              -
                                                                   ===========      ===========
       Conversion of convertible debentures into 301,595
         and 400,000 shares, respectively of common stock         $ 96,510         $200,000
                                                                   ===========      ===========

Other cash flows information:

     Cash paid for taxes                                               -                -
                                                                   ===========      ===========
     Cash paid for interest                                            -                -
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

        o   License of Technology: On February 14, 2001, the Company entered into a licensing agreement with Richard McBride for a license to our marine and security products segments. The agreement is effective through the expiration of patents licensed in the agreement (through
            July 2014). The Company paid 997,000 shares of the Company's common stock in 2001 for the license and recorded an intangible asset for the estimated fair value of the shares ($2,066,100), which is being amortized over 5 years.

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

                                      Three Months Ended       Six Months Ended
                                        June 30, 2001            June 30, 2001
                                       -----------------       ---------------
   Revenues, as originally reported       $  509,289             $  706,471
      Sales adjustment                      (208,000)              (208,000)
                                          -----------            -----------
   Revenues, as restated                  $  301,289             $  498,471
                                          ===========            ===========

   Net loss, originally reported          $  (91,703)            $ (355,831)
   adjustment for:
     Margin on sales adjustment             (108,000)              (108,000)
     Equity in losses of investee            (63,156)                62,409
     Stock-based compensation                (52,548)               (98,502)
     Licensing rights amortization          (103,305)              (154,958)
     Deferred income taxes                   (58,629)              (216,581)
                                          -----------            -----------
   Net loss, as restated                  $ (477,341)            $ (871,463)
                                          ===========            ===========

   Net loss per share, originally
     reported:                            $    (0.01)            $    (0.02)
                                          ===========            ===========
   Net loss per share, as restated        $    (0.03)            $    (0.05)
                                          ===========            ===========

8.       Intangible Assets

Our intangible assets consist of the following at June 30, 2002 and December 31,
2001:

             June 30, 2002                     Marine              Security
                                              Products             Products              Total
                                         -------------------- ------------------- --------------------
Intangible asset cost                              $ 706,000         $ 1,360,100          $ 2,066,100
Less: accumulated amortization                       194,150             374,028              568,178
                                         -------------------- ------------------- --------------------
                                                   $ 511,850         $   986,072          $ 1,497,922
                                         ==================== =================== ====================

           December 31, 2001                   Marine              Security
                                              Products             Products              Total
                                         -------------------- ------------------- --------------------
Intangible asset cost                              $ 706,000         $ 1,360,100          $ 2,066,100
Less: accumulated amortization                       123,550             238,018              361,568
                                         -------------------- ------------------- --------------------
                                                   $ 582,450         $ 1,122,082          $ 1,704,532
                                         ==================== =================== ====================

Supplemental annual, year-to-date, and quarterly information is as follows:

       Amortization expense:
          Three months ended June 30, 2002                       $103,500
                                                       ===================
          Six months ended June 30, 2002                         $207,000
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

9.       Subsequent Event

On September 20, 2002 (Commitment Date), the Company entered into a Securities
Purchase Agreement that provides for the issuance of convertible notes payable up to an aggregate face value of $1,000,000 and warrants to acquire up to an aggregate 3,000,000 shares of the Company's common stock. The agreement provides for the funding of the notes in three traunches, of which the first two, amounting to $350,000 each with 1,050,000 warrants each were issued on September
20, 2002 and September 30, 2002, respectively. Each trauch matures on the one year anniversary date of issuance, assuming no conversion or prepayment. Funding of the remaining traunch ($300,000 in convertible notes and warrants to acquire
900,000 shares of common stock) is contingent upon the effective registration of the common shares underlying the debt and warrants. The convertible notes bear interest at 12% and are payable in three years from the date of issuance;
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

During September 2002, the Company allocated the proceeds received from the first two traunches of convertible notes and warrants between the securities based upon their relative fair values. Fair value for the warrants was determined using the Block-Schales pricing model; the face value of the notes was considered by management to equal their respective fair values. The assumptions used to determine fair value under the Black-Sholes pricing model included an exercise price of $1.00, share market price of $0.11 - $0.13, term of 1,080 days, volatility of 50%, and interest rate of 16%. As a result of this allocation, approximately $117,000 was recorded for the warrants as paid in capital in the month of September. In addition, the Company allocated the remaining proceeds of the convertible notes to the embedded beneficial conversion feature represented by the excess that the market value of the common stock on the commitment date exceeded the conversion rate. The debt will be accreted to its face value through periodic charges to interest expense over the term of the underlying notes. Similar accounting treatment will be afforded the contingent third traunch if and when it is funded.

The convertible debt agreements issued under the Securities Purchase Agreement contain various restrictive covenants, including prohibitions on distributions of capital stock, stock repurchases, borrowings, sale of assets, advances and loans, and contingent liabilities. The Company was in compliance with these covenants at June 30, 2002 and September 30, 2002. Additionally, these debt agreements contain cross-default provisions that result in a default in the event of an uncured default on any other Company indebtedness.

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

The effective interest rate on the convertible notes payable amounts to 126%, assuming that the notes are held to maturity. The effective interest rate results from the amortization of discounts to the face value of the convertible notes payable, amortization of debt issue costs and the contractual interest rate over the term of the notes as follows:

                                                 Amount                Percent
                                           ---------------------- ----------------------
       Discounts to face value:
          Beneficial conversion feature           $583,000              83%
          Allocation to warrants                   117,000              18%
                                           ---------------------- ----------------------
                                                   700,000             101%
       Other interest expense:
          Amortization of debt costs                88,000              13%
          Contractual interest rate                 84,000              12%
                                           ---------------------- ----------------------
                                                  $872,000             126%
                                           ====================== ======================

Amortization of the debt discounts and debt issue costs during the quarter ended
September 30, 2002 amount to $19,000 and 4,000, respectively. Combined amortization for the fourth fiscal quarter of the year ended December 31, 2002 and the full year ended December 31, 2003 amount to $197,000 and $568,000, respectively, assuming that the notes are held to maturity.

The accrual of interest expense and the amortization of discounts to the face value will be discontinued upon conversion or prepayment of the convertible notes earlier than the maturity dates. Upon conversion, if any, the remaining carrying balance of the notes payable will be converted to equity, net of the unamortized debt issue costs. Upon prepayment, if any, the Company will recognize a loss to the extent that the carrying value of notes payable, less unamortized debt issue costs, are less than the prepayment amount.

Item 2.  Management's Discussion and Analysis or Plan of Operations

         Some of the information in this Form SB-2 contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect,"
"anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

         --   discuss our future expectations;
         --   contain projections of our future results of operations or of our financial condition; and
         --   state other "forward-looking" information.

         We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk
Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

OVERVIEW

         During the quarterly period ended June 30, 2002, management focused its efforts in the following areas:

         o    Securing long-term financing
         o    Reducing overhead costs
         o    Continuation of research and development for D.C. transportation and parking lot surveillance
         o    Solidifying overseas production capabilities
         o    Reorganizing its sales management team and sales strategy

         As we reported in our Form 10QSB filed on May 14, 2002, we entered our fiscal second quarter in an undercapitalized position. Although management succeeded in raising additional short-term capital to fund operations, we were unable to secure our anticipated long-term financing as of June 30, 2002.
Securing this funding remains the primary focus of our management. While the lack of long-term capital admittedly hampered management's ability to fully execute certain aspects of our business plan, we nevertheless were able to achieve progress in several areas.

         During the quarter ended June 30, 2002, management took action to reduce overhead, both through a considerable reduction in staff and by relocating the corporate headquarters to more affordable premises. Considerable progress was made in the research and development area, particularly in final-stage development of our D.C. Video boards for the transportation market.
Circuit-design improvements enhanced the product's quality and performance, in accordance with existing transportation industry standards and requirements.
Performance and certification testing, both in the lab and in the field, resulted in product acceptance by several potential customers in the trucking industry.

         Plans to manufacture several of our products overseas were solidified during the quarter, with production to begin upon completion of the capital funding process.

         We hired a new Director of Sales and Marketing, to implement a more structured sales strategy for both the Marine and Security Divisions. We added several new customers during the quarter, and continued our pursuit of large consumer retailers, presenting proposals for third- and fourth-quarter deliveries. Our SecureView outdoor camera underwent in-store trials at a major consumer retailer.

         Revenues for the quarter were constrained by the level of financial resources available, resulting in an order backlog in excess of $250,000 at June
30, 2002.

RESULTS OF OPERATIONS

DISCUSSION OF THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS
ENDED JUNE 30, 2001.

NET REVENUE. Net revenue decreased 44% from $498,471 for the six months ended
June 30, 2001 to $281,575 for the six months ended June 30, 2002. Marine product segment sales were $162,266 or 58 % of total revenues for the six months ended
June 30, 2002 compared to $498,471, or 100% of total revenues, for the six months ended June 30, 2001. Overall, marine product sales decreased $336,205, or
67%, from $498,471 for the six-month period ended June 30, 2001 to $162,266 for the same period in 2002. Security product segment sales were $119,309 or 42% of total revenues for the six months ended June 30, 2002. Our security products were first introduced for sale in May of 2001 and there were no sales of these products during the six months ended June 30, 2001. The sluggish economy adversely affected our sales volumes and pricing in the marine products segment, as well as our decision to reduce our advertising and attendance at marine trade shows to conserve financial resources. In addition, using such limited resources, we began to concentrate our focus on the development and sale of our security products following their introduction in May of 2001. As a result, we currently anticipate that security product sales will grow substantially faster than marine product sales, such that in the near term security product sales, which represent 44% of our sales for the six months ended June 30, 2002, will contribute the majority of our total future net revenues.

COST OF GOODS SOLD. Cost of Goods sold decreased 32% from $251,049 for the six months ended June 30, 2001 to $171,571 for the six months ended June 30, 2002.
As a percentage of net revenue, cost of goods sold increased to 60% for the six months ended June 30, 2002 from 50% in the prior year. Cost of goods sold for the marine products segment decreased $159,451, or 63%, from $251,049 for the six month period ended June 30, 2001 to $91,598 for the same period in 2002. As a percentage of revenue, cost of goods sold for the marine product segment increased from 50% for the six-months ended June 30, 2001 to 56% for same period in 2002. Cost of goods sold for the security products segment amounted to
$79,973 for the six-months ended June 30, 2001, with no comparable amounts from the same period in the prior year, since there were no product sales during that period. As a percentage of revenue, cost of goods sold for the security products segment amounted to 67%. Total cost of goods sold decreased because of lower sales volumes, as discussed under net revenues, above. In addition, the increase in the cost of goods sold as a percentage of net revenues for the marine products segment was due primarily to Managements' decision to restructure its sales strategy by driving its sales through larger distributors rather than selling directly to the end user, higher manufacturing costs and, finally, wholesale price reductions to offset competitive pressures. The Company currently expects an overall decrease in the cost of goods sold as a percentage of net revenues for the security products division, due primarily to
Management's decision to adjust pricing closer to expected lower prices from products manufactured overseas, principally, China, which will commence in approximately the first fiscal quarter of 2003.

GROSS PROFIT MARGIN. Gross profits on sales for the six months ended June 30,
2002 amounted to $110,004, or 39% of net revenues, compared to $247,422, or 49%
of net revenues, for the six months ended June 30, 2001. The marine products segment contributed $70,668 and $247,422 of the total gross profit for the six months ended June 30, 2002 and 2001, respectively. The security products segment contributed $39,336 of the total gross profit for the six months ended June 30,
2002; none in 2001. The gross profit percentage for the marine products segment increased from 59% for the six months ended June 30, 2001 to 44% for the six months ended June 30, 2002. This decrease was primarily due to management's decision to restructure its sales strategy by driving its marine product sales through larger distributors rather than selling directly to the end user; the higher cost of this approach is believed to be warranted so that internal resources can address the security products segment opportunity. In addition, the Company experienced higher manufacturing costs and was required to reduce security product pricing under competitive pressure during the six months ended
June 30, 2002. The gross profit percentage for the security products segment amounted to 33% for the six months ended June 30, 2002, with no sales generating gross profits in the same period of the prior year. The Company currently expects a significant future increase in the gross margins attributable to the security products segment as sales increase. In addition, while the gross margins in 2002 for security products were slightly lower than those experienced in the second half of 2001 (38%), the Company currently expects an overall increase in gross profits as a percentage of sales from the transfer of production of security products from domestic to overseas locations, principally
China, which lower costs will not be offset by pricing reductions that will accompany the lower pricing.

SALARIES AND WAGES. Salaries and Wages increased 195% from $319,046 for the six months ended June 30, 2001 to $940,533 for the six months ended June 30, 2002.
The increase was attributable to additional executive level personnel as we build our model. Salaries and wages for the six months ended June 30, 2002 included $659,6390 in non-cash stock based compensation, compared to $145,752 during the same period in the prior year.

ADVERTISING AND PROMOTION. Advertising and promotions decreased 4% from $151,937 for the six months ended, June 30, 2001 to $157,913 for the six months ended,
June 30, 2002. The decrease was due primarily to management's decision to eliminate most advertising for the quarter, except for security trade show participation. This amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions. Advertising and promotion are important costs to our operations. These expenses are expected to significantly increase in future periods for the increased emphasis on our security products segment.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased
25.1% from $194,714 for the six months ended June 30, 2001 to $243,252 for the six months ended June 30, 2002. There were no significant changes in capital equipment or licensing agreements that would have had an effect on depreciation expense. On February 14, 2001, we entered into a Licensing Agreement with our former chairman, Richard McBride that provided for a license to exploit certain patented technologies owned by McBride that are associated with technologies under development in connection with our security products segment. We exchanged
1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services. The shares were valued upon quoted market prices on the date of the Agreement. The total value of the arrangement was allocated between the license and consulting services in the amounts of
$2,066,100 and $63,900, respectively, based upon the relative fair values of the consulting services and license. The licensing rights are being amortized over their estimated useful lives of five years. Annualized amortization of the license rights is approximately $413,000, of which $206,610 was amortized for the six months ended June 30, 2002 (none in 2001).

RESEARCH & DEVELOPMENT. Research and development expense increased 310% from
$45,502 for the quarter ended June 30, 2002 to $186,602. Research and development costs consist of all expenditures related to the improvement and development of our current product line, new product development, and engineering consulting fees associated with licensed technology. Substantially all of our research and development costs and efforts are dedicated to the development of our security products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The increase is directly related to our expenditures for current product improvement and new product development, specifically for our security products segment. We expect to continue to invest in the development of our security products into the foreseeable future.

PROFESSIONAL FEES. Professional and consulting fees increased 27% from $281,607 for the six months ended June 30, 2001 to $357,003 for the six months ended June
30, 2002. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. The increase was due primarily from accounting expenses incurred to perform our 2001 year end audit; and legal expenses related to our defense of class action litigation and regulatory matters.

OTHER EXPENSES. Other expenses increased 72% from $117,461 for the six months ended June 30, 2001 to $202,187 for the six months ended June 30, 2002. A portion of the increase is attributable to the reclassification of rent and utility expenses, which include office rent, storage, telephone, and utilities.
The remaining increase is due to an increase in travel expenses. Other expenses includes: travel, shipping, supplies, property taxes, insurance, bank charges, and various other expenses that are classified as miscellaneous.

LITIGATION SETTLEMENT. We recorded a charge of $1,200,000 for the quarter ended
June 30, 2002 to account for the common stock to be issued under the proposed settlement of a class action lawsuit. The proposed settlement stipulates that we would tender 6,000,000 shares of our free trading stock to the class participants. We used the closing market price of $.20 per share on June 28,
2002, the last trading day of the quarter, to value the recording of the expense. This amount will be adjusted to the actual trading price of our shares on the date of distribution. See Subsequent Events, below.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared assuming that we will continue as a going concern. We incurred a net loss of $3,204,770 during the six months ended June 30, 2002, used cash of $422,587 during the same period in maintaining our operations, and had a working capital deficiency of $403,353 as of June 30, 2002. These conditions raise substantial doubt about our ability to continue as a going concern. Our losses have arisen as a result of weak Marine
Product Segment sales, driven largely by the economic downturn in the marine industry. In addition, we have devoted significant efforts in the further development and marketing of products in our Security Products Segment, which, while now showing tangible results in the form of purchase orders received cannot yet be classified as sufficient to totally fund operations for any period of time.

         Our ability to continue is dependent upon: raising additional capital to fund operations and development; the further development of the Security
Products Segment; and, ultimately, its ability to achieve profitable operations.

         During the six months ended June 30, 2002, we received $428,010 in debt and equity financing and we are currently addressing several additional financing sources. However, there can be no assurances that additional financing can be obtained on conditions considered by management to be reasonable and appropriate. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

         During the quarter ended June 30, 2002, we funded our losses from operations through two primary sources:

        1.   During the second quarter 2002, 1,387,333 shares of our restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, accredited investors, and
             representatives of SeaView for the purchase of restricted common stock. Proceeds from the offering amounted to $161,500.

        2.   During the second quarter 2002, we issued 500,000 shares of restricted common stock to a supplier for a $79,010 reduction in our liability. In addition, we issued 235,000 free trading shares under an S-8 filed on June 12, 2002, to professional consultants for a reduction of the our current liabilities and for future services to be rendered.

         As of June 30, 2002, the Company had cash on hand of $2,312. Subsequent to June 30, 2002, the Company has raised approximately $700,000 from the sale of securities to which this Registration Statement relates, and upon its effectiveness will receive another traunch of $300,000. These funds, coupled with projected cash flows from our operating activities, are projected to be sufficient to cover our operating costs and expenses through the third quarter of 2003. Excluding the additional capital to be raised, these funds are projected to be sufficient to cover our operating costs and expenses through second quarter 2003.

         We currently have no material commitments for capital expenditures.
However, there are two areas where the management expects significant resources may be required:

        1.   Because we contract our manufacturing with third parties, and our selling efforts are focused on large retailers, it is expected that additional working capital will be needed to finance the
             manufacturing of customer purchase orders, when received.

        2.   The discontinuance of two semiconductor parts used in the
             manufacture of our security products may require us to make advance purchase commitments to wholly satisfy 2002 production
             requirements. At the time of this filing, management cannot quantify the amount of these potential commitments for two reasons.
             First, it is difficult to forecast customer orders in the various new markets recently entered. Second, the supplier has not at this time provided us with a final date for which production of these components will cease. We currently own in inventory, or can access through third party distributors, enough of these particular components to support a significant increase in revenues over and above the 2001 fiscal year results. It is unknown at this time whether these components will be manufactured by another supplier in the future.

         On May 17, 2002, we reached an agreement in principle, in the form of a
Memorandum of Understanding, to settle the class action lawsuit discussed in
Note 10 to the Annual Financial Statements. In the settlement, we will tender
6,000,000 shares of its free trading common stock to the class participants. In addition, we will pay, up to a maximum of $125,000, for costs incurred by the plaintiffs in the litigation, plus the costs of settlement notice and administration. We and the plaintiffs' counsel have agreed to prepare and execute a definitive Stipulation of Settlement and jointly seek preliminary and final Court approval. The Settlement is conditional upon receiving final judicial approval of the Stipulation. However, in management's opinion such approval became probable during its second fiscal quarter of 2002. Accordingly, we have provided for the impending settlement in its second quarter 2002 financial statements by accruing a liability of $1,200,000, which is equal to the current fair market value of the settlement shares, plus an estimated amount for expenses.

SUBSEQUENT EVENTS

         In July, 2002, we entered into an agreement for accounts receivable funding with a national funding source as one step in improving our current cash flow. We are currently working with two additional firms to obtain purchase order funding for our current and future purchase orders.

         To obtain funding for our ongoing operations, we entered into a
Securities Purchase Agreement with three accredited investors on September 20,
2002 for the sale of (i) $1,000,000 in convertible debentures and (ii) warrants to buy 3,000,000 shares of our common stock. This prospectus relates to the resale of the common stock underlying these convertible debentures and warrants.
The investors are obligated to provide us with an aggregate of $1,000,000 as follows:

         o    $350,000 was disbursed on September 20, 2002

         o    $350,000 was disbursed on September 27, 2002

         o    $300,000 will be disbursed within ten days of the effectiveness of this prospectus.

         Accordingly, we have received a total of $700,000 pursuant to the
Securities Purchase Agreement.

         The debentures bear interest at 12%, mature on one year from the date of issuance, and are convertible into our common stock, at the investors'
option, at the lower of (i) $0.075 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The warrants are exercisable until three years from the date of issuance at a purchase price of $0.10 per share. In addition, we have granted the investors a security interest in substantially all of our assets and registration rights.

         We have executed a non-binding term sheet with these investors for additional financing of up to $5,000,000 only to be made pursuant to mutually acceptable terms. We can give no assurances that this financing will ever take place.

         Subsequent to June 30, 2002, we received oral agreements from purchase order funding firms that they will finance our purchase orders form qualified dealers if we chose to do so.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:

         The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires the consistent application of accounting principles and the use of estimates and assumptions that affect certain reported amounts and disclosures.

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
We estimate the carrying value of net deferred tax assets, consisting principally of net operating loss carry forwards, based upon estimates of future taxable income that will be necessary in order to utilize such assets. Net deferred tax assets, amounting to $2,063,000 as of December 31, 2001 may result in future tax savings. However, we believe that our ability to realize those assets does not rise to the "more likely than not criteria" established in
Financial Accounting Standard No. 109, Accounting for Income Taxes, at times when we have net historical cumulative net losses for operations. Accordingly, we have provided a valuation allowance against the total balance as of December
31, 2001 and 2000.

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

         The 2000 financial statements have also been restated to reduce the original valuation afforded the contribution of the Golden Springs LLC equity investment from $1,027,500 to $146,200. The original valuation was based upon a discounted value of our common stock that the former Chief Executive Officer personally committed to Golden in exchange for the equity investment. Using the context of Accounting Principles Opinion No. 29, Nonmonetary Transactions, as it
relates to nonreciprocal transfers from owners, management has made its best estimate of the value of the investment received, based upon all available evidence. Since, at the time of the contribution of the investment to us by the
Officer, Golden was in its development stage, with uncertain prospects, and its assets, which consisted primarily of fully debt-encumbered real estate, the revised fair value estimate was based upon our ownership in the net equity contributions of Golden. That is, based upon what others were investing in
Golden at that time. The Golden restatement had no effect on our 2000 results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS:

         In April 2002, the Financial Accounting Standards Board issued
Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44,
and 64, Amendment of FASB Statement 13, and Technical Corrections. Under FAS
Statement 4, Reporting Gains and Losses from Extinguishments of Debt, all gains and losses from debt extinguishments were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. By rescinding FAS Statement 4, FAS Statement 145 eliminates the requirement for treatment of extinguishments as extraordinary items. This Statement is effective for the Company on January 1, 2003. However, management does not believe that the Statement will have a material effect on its financial statements.

         In June 2002, the Financial Accounting Standards Board issued Financial
Accounting Standard No. 146, Accounting for Costs Associated with Exit or
Disposal Activities. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging
Issues Task Force Issue 94-3, Liability Recognition for Certain Employee
Termination Benefits and Other Costs to Exit an Activity. Statement 146,
generally requires that a liability for a costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue
94-3, a liability for an exit activity was recognized at the date of an entity's commitment to the exit plan. This Statement is effective for the Company on
January 1, 2003. However management does not believe that the Statement will have a material effect on its financial statements.

                                        7

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

INDEX TO EXHIBITS

         99.1 Certification of George S. Bernardich, III

         99.2 Certification of Douglas Bauer

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

                                       10

                                 CERTIFICATIONS

I, George S. Bernardich, III, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB/A of Seaview Video
     Technology, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;
        (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
        (c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2002

/s/ George S. Bernardich, III
--------------------------------------
    George S. Bernardich, III
    Chief Executive Officer

I, Douglas Bauer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB/A of Seaview Video
     Technology, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;
        (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
        (c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2002

/s/ Douglas Bauer
--------------------------------------
    Douglas Bauer
    Chief Financial Officer