Form 10QSB/A
period 2002-09-30
SEAVIEW VIDEO TECHNOLOGY INC
filed 2003-01-17
CIK 894536

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

                        Seaview Video Technology, Inc. Condensed
                        Statements of Cash Flows (Unaudited).................F-6

                        Seaview Video Technology, Inc. Notes to
                        Condensed Financial Statements September 30,
                        2002 and 2001 (Unaudited).....................F-7 - F-13

         Item 2. Management's Discussion and Analysis or Plan

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   SEAVIEW VIDEO TECHNOLOGY, INC.
                                      CONDENSED BALANCE SHEETS

                                               ASSETS

                                                                    September 30,      December 31,
                                                                        2002              2001
                                                                    (Unaudited)
                                                                    -------------     -------------
Current Assets:
    Cash and cash equivalents                                       $    337,920      $      5,233
    Accounts receivable trade, net of allowance for
     doubtful accounts of $32,361 in 2002 and $24,389
     in 2001                                                             110,438            79,014
    Accounts receivable - factor                                          92,000                --
    Inventories                                                          390,331           742,690
    Prepaid expense and other current assets                              58,383            80,797
    Note receivable--officers                                             43,000            50,000
    Note receivable                                                       33,412                --
                                                                    -------------     -------------
        Total current assets                                           1,065,484           957,734

Licensing rights, net of accumulated amortization of $671,483
  in 2002 and $361,568 in 2001                                         1,394,617         1,704,532
Property and equipment, net                                              283,026           379,565
Deferred finance costs                                                    83,889                --
Due from related party                                                    93,861            93,861
                                                                    -------------     -------------
        Total assets                                                $  2,920,877      $  3,135,692
                                                                    =============     =============

Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts Payable                                                     886,037           764,959
    Accrued liabilities                                                  265,565           167,784
    Advance from factor                                                   69,000                --
    Short term debt                                                       49,444                --
    Deferred revenue                                                      32,765            48,226
    Litigation settlement                                              1,200,000                --
                                                                    -------------     -------------
        Total current liabilities                                      2,502,811           980,969
                                                                    -------------     -------------

Stockholders' equity:
Common stock, $.001 par value, 100,000,000 shares authorized;
  issued and outstanding (37,236,548 - 2002; 28,571,809 - 2001)           37,237            28,572
Additional paid-in capital                                            11,321,015         9,018,699
Treasury stock, at cost, 353,575 shares                                 (277,757)         (277,757)
Unearned restricted stock compensation                                  (211,239)         (130,502)
Stock subscription                                                        (5,000)               --
Accumulated deficit                                                  (10,446,190)       (6,484,289)
                                                                    -------------     -------------
        Total stockholders' equity                                       418,066         2,154,723
                                                                    -------------     -------------
        Total liabilities and stockholders' equity                  $  2,920,877      $  3,135,692
                                                                    =============     =============

 The accompanying notes are an integral part of these condensed financial statements

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended September 30,
                                                          -------------------------------
                                                               2002              2001
                                                          -------------     -------------
                                                                             ( Restated )
Net Revenue                                               $    236,740      $    184,745
Cost of goods sold                                             184,871            93,568
Loss from write-down of inventory                              110,221                --
                                                          -------------     -------------
     Gross Profit (loss)                                       (58,352)           91,177
Operating expenses:
     Salaries and wages                                        178,166           117,793
     Advertising and promotions                                 10,394           105,323
     Depreciation and amortization                             118,772           123,183
     Research and development                                    8,476                --
     Professional and consulting fees                          144,860           164,585
     Other expenses                                            169,032           202,235
                                                          -------------     -------------
         Total operating expenses                              629,700           713,119
                                                          -------------     -------------
Net loss from operations                                      (688,052)         (621,942)

Other income (expense)                                         (69,079)               --
                                                          -------------     -------------
Loss before taxes                                             (757,131)         (621,942)

Income tax expense                                                  --                --
                                                          -------------     -------------
Net loss                                                  $   (757,131)     $   (621,942)
                                                          =============     =============

Basic and diluted net loss per common share                       (.02)             (.03)
                                                          =============     =============
Basic and diluted weighted average shares outstanding       36,411,167        18,543,178
                                                          =============     =============

 The accompanying notes are an integral part of these condensed financial statements

                               SEAVIEW VIDEO TECHNOLOGY, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                               2002              2001
                                                          -------------     -------------
                                                                             ( Restated )
Net Revenue                                               $    518,315      $    683,216
Cost of goods sold                                             356,442           344,617
Loss from write-down of inventory                              110,221                --
                                                          -------------     -------------
     Gross Profit                                               51,652           338,599
Operating expenses:
     Salaries and wages                                      1,118,699           436,839
     Advertising and promotions                                168,307           257,260
     Depreciation and amortization                             362,024           317,897
     Research and development                                  195,078            45,502
     Professional and consulting fees                          501,863           446,192
     Other expenses                                            371,219           319,696
     Litigation settlement                                   1,200,000                --
                                                          -------------     -------------
         Total operating expenses                            3,917,190         1,823,386
                                                          -------------     -------------
Net loss from operations                                    (3,865,538)       (1,484,787)

Other income (expense)                                         (96,363)           (8,618)
                                                          -------------     -------------
Loss before taxes                                           (3,961,901)       (1,493,405)

Income tax expense                                                  --                --
                                                          -------------     -------------
Net loss                                                  $ (3,961,901)     $ (1,493,405)
                                                          =============     =============

Basic and diluted net loss per common share                       (.12)             (.08)
                                                          =============     =============
Basic and diluted weighted average shares outstanding       33,167,690        18,734,602
                                                          =============     =============

 The accompanying notes are an integral part of these condensed financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine Months Ended
                                                                           -----------------
                                                                     September 30,    September 30,
                                                                         2002             2001
                                                                     ------------     ------------
                                                                                      ( Restated )
Cash flows from Operating activities:
    Net Loss                                                         $(3,961,901)     $(1,493,405)
    Adjustments to reconcile net loss to net cash flows
        from operating activities:
        Litigation settlement                                          1,200,000               --
        Depreciation                                                      52,109           59,634
        Bad debt expense                                                  47,766               --
        Loss on disposal of property and equipment                        25,514               --
        Loss from write-down of inventory                                110,221               --
        Amortization of licensing rights                                 309,915               --
        Amortization of unearned compensation                            157,650          486,261
        Amortization of deferred finance costs                            19,444               --
        Accretion of debt discount                                         4,111               --
        Equity in loss of affiliate                                           --            8,618
        Stock-based compensation expenses                              1,032,082          190,598
     Changes in operating assets and liabilities:
        Accounts receivable trade                                       (171,190)           9,865
        Inventories                                                      242,138         (344,294)
        Prepaid expenses                                                  17,414          (13,533)
        Accounts payable trade                                           121,078          362,354
        Accrued liabilities                                               97,781           (7,075)
        Deferred revenue                                                 (15,461)              --
                                                                     ------------     ------------
Net cash flows from operating activities                                (711,329)        (740,977)

Cash flows from investing activities:
       Issuances of notes receivable                                     (74,439)              --
       Collection of notes receivable                                     41,027               --
       Collection of notes receivable - officers                           7,000               --
       Proceeds from disposal of property and equipment                   25,000               --
       Purchase of property and equipment                                 (6,084)              --
                                                                     ------------     ------------
Net cash flows from investing activities                                  (7,496)              --

Cash flows from financing activities:
       Proceeds from officer loan                                             --          235,000
       Proceeds from long-term debt                                       30,000               --
       Proceeds from factoring receivables                                69,000               --
       Proceeds from sales of common stock                               331,500          472,950
       Proceeds from convertible debentures                              621,012               --
                                                                     ------------     ------------
Net cash flows from financing activities                               1,051,512          707,950

Net change                                                               332,687          (33,027)
Cash at the beginning of the period                                        5,233           41,264
                                                                     ------------     ------------
Cash at the end of the period                                            337,920            8,237
                                                                     ============     ============

Supplemental Disclosures of Cash Flow Information:

Non-cash financing activities:
       Conversion of accounts payable into 735,000 common shares     $   156,250               --
                                                                     ============     ============
       Conversion of convertible debentures into 301,595
         and 400,000 shares, respectively of common stock            $    96,510      $   100,000
                                                                     ============     ============
       Stock returned as note repayment                              $        --      $   277,757
                                                                     ============     ============
       Issuance of stock for licensing rights                        $        --      $ 2,066,100
                                                                     ============     ============
       Receivables from sale of stock                                $        --      $   486,450
                                                                     ============     ============

Other cash flows information:

     Cash paid for taxes                                                      --               --
                                                                     ============     ============
     Cash paid for interest                                                   --               --
                                                                     ============     ============

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

2.     FACTORED ACCOUNTS RECEIVABLE

During the third quarter of 2002, the Company entered into an accounts receivable financing facility under which cash collections on certain eligible accounts receivable are assigned to a financial institution. Under this arrangement, eligible customers make their payments directly to the financial institution. Upon receipt of payment, the financial institution remits the balance of the factored account, less its fees, to the Company. The Company has received aggregate proceeds of $69,000 under the factoring arrangement, related to gross factored accounts receivable of $92,000. The Company is accounting for its accounts receivable factoring arrangement as a secured borrowing pursuant to
SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND
EXTINGUISHMENTS OF LIABILITIES. The Company's assets, including accounts receivable, inventory and property and equipment secure the agreement. As a result, the balances of accounts receivable assigned to the lending institution as of September 30, 2002 are shown as assets of the Company and the amounts advanced to the Company are shown as payable to the factor. The related service charge is reflected in interest expense in the period that the accounts receivable are transferred.

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

           September 30, 2002            Marine        Security
                                        Products       Products         Total
                                       -----------    -----------    -----------
Intangible asset cost                  $  706,000     $1,360,100     $2,066,100
Less: accumulated amortization            229,450        442,033        671,483
                                       -----------    -----------    -----------
                                       $  476,550     $  918,067     $1,394,618
                                       ===========    ===========    ===========

           December 31, 2001             Marine        Security
                                        Products       Products         Total
                                       -----------    -----------    -----------

Intangible asset cost                  $  706,000     $1,360,100     $2,066,100
Less: accumulated amortization            123,550        238,018        361,568
                                       -----------    -----------    -----------
                                       $  582,450     $1,122,082     $1,704,532
                                       ===========    ===========    ===========

Supplemental annual, year-to-date, and quarterly information is as follows:

       Amortization expense:
          Three months ended September 30, 2002        $     103,500
                                                       ==============
          Nine months ended September 30, 2002         $     310,000
                                                       ==============
       Estimate future amortization
        expense for the years ended
              December 31:
                 2002                                  $     413,220
                                                       ==============
                 2003                                        413,220
                                                       ==============
                 2004                                        413,220
                                                       ==============
                 2005                                        413,220
                                                       ==============
                 2006                                         52,042
                                                       ==============

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

5.     SHORT-TERM DEBT

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

During September 2002, the Company allocated the proceeds received from the first two traunches of convertible notes and warrants between the securities based upon their relative fair values. Fair value for the warrants was determined using the Black-Scholes pricing model; the face value of the notes was considered by management to equal their respective fair values. As a result of this allocation, approximately $117,000 was recorded for the warrants as paid in capital in the month of September. The assumptions used to determine fair value under the Black-Sholes pricing model included an exercise price of $1.00, share market price of $0.11 - $0.13, term of 1,080 days, volatility of 50%, and interest rate of 16%. In addition, the Company allocated the remaining proceeds of the convertible notes to the embedded beneficial conversion feature represented by the excess that the market value of the common stock on the commitment date exceeded the conversion rate. The debt will be accreted to its face value through periodic charges to interest expense over the term of the underlying notes. Similar accounting treatment will be afforded the contingent third traunch if and when it is funded.

The effective interest rate on the convertible notes payable amounts to 126%, assuming that the notes are held to maturity. The effective interest rate results from the amortization of discounts to the face value of the convertible notes payable, amortization of debt issue costs and the contractual interest rate over the term of the notes as follows:

                                                  Amount           Percent
                                              -----------------------------
         Discounts to face value:
            Beneficial conversion feature     $    583,000           83%
            Allocation to warrants                 117,000           18%
                                              -----------------------------
                                                   700,000          101%
         Other interest expense:
            Amortization of debt costs              88,000           13%
            Contractual interest rate               84,000           12%
                                              -----------------------------
                                              $    872,000          126%
                                              =============================

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

Amortization of the debt discounts and debt issue costs during the quarter ended
September 30, 2002 amounted to $19,000 and 4,000, respectively. Combined amortization for the fourth fiscal quarter of the year ended December 31, 2002 and the full year ended December 31, 2003 will amount to $197,000 and $568,000, respectively, assuming that the notes are held to maturity.

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

                                          Nine Months Ended September 30, 2002
                                         ---------------------------------------

                                          Security       Marine
                                          Products       Products        Total
                                         ----------     ----------    ----------

Net revenue                              $ 314,306      $ 204,009     $ 518,315
Cost of sales                              249,542        106,900       356,442
Loss from write-down of inventory          110,221             --       110,221
                                         ----------     ----------    ----------
Gross profit                             $ (45,457)     $  97,109     $  51,652
                                         ==========     ==========    ==========
Research and development:
  Stock-based                            $  85,378      $      --     $  85,378
  Other                                  $ 109,709      $      --     $ 109,709

                                          Nine Months Ended September 30, 2001
                                         ---------------------------------------

                                          Security       Marine
                                          Products       Products        Total
                                         ----------     ----------    ----------

Net revenue                              $      --      $ 683,216     $ 683,216
Cost of sales                                   --        344,617       344,617
                                         ----------     ----------    ----------
Gross profit                             $      --      $ 338,599     $ 338,599
                                         ==========     ==========    ==========
Research and development:
  Stock-based                            $  45,502      $      --     $  45,502
  Other                                  $      --      $      --     $      --

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

                                         Three Months Ended   Nine Months Ended
                                         September 30, 2001   September 30, 2001
                                         ------------------   ------------------

       Revenues, as originally reported     $   184,745          $   891,216
         Sales adjustment                            --             (208,000)
                                            ------------         ------------
      Revenues, as restated                 $   184,745          $   683,216
                                            ============         ============

      Net loss, originally reported         $  (332,730)         $  (688,562)
      adjustment for:
        Margin on sales adjustment                   --             (108,000)
        Equity in losses of investee             33,868               96,277
        Stock-based compensation                 (7,046)            (105,548)
        Licensing rights amortization          (103,305)            (258,263)
        Deferred income taxes                  (212,729)            (429,309)
                                            ------------         ------------
      Net loss, as restated                 $  (621,942)         $(1,493,405)
                                            ============         ============

      Net loss per share, originally
        reported:                           $     (0.02)         $     (0.04)
                                            ============         ============
      Net loss per share, as restated       $     (0.03)         $     (0.08)
                                            ============         ============

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
Marine product segment sales were $204,009 or 39% of total revenues for the nine months ended September 30, 2002 compared to $683,216, or 100% of total revenues, for the nine months ended September 30, 2001. Overall, marine product sales decreased $479,207, or 70%, from $683,216 for the nine-month period ended
September 30, 2001 to $204,009 for the same period in 2002. Security product segment sales were $314,306 or 61% of total revenues for the nine months ended
September 30, 2002. The Company's security products were first introduced for sale in May of 2001 and there were no sales of these products during the nine months ended September 30, 2001. The sluggish economy adversely affected our sales volumes and pricing in the marine products segment, as well as the
Company's decision to reduce its advertising and attendance at marine trade shows to conserve financial resources. In addition, using such limited resources, we began to concentrate our focus on the development and sale of our security products following their introduction in May of 2001. As a result, we currently anticipate that security product sales will grow substantially faster than marine product sales, such that in the near term security product sales, which represent 61% of our sales for the nine months ended September 30, 2002, will contribute the majority of our total future net revenues.

COST OF GOODS SOLD. Cost of Goods sold increased 3% from $344,617 for the nine months ended September 30, 2001 to $356,442 (before inventory write-down) for the nine months ended September 30, 2002. As a percentage of net revenue, cost of goods sold increased to 69% from 50% in the prior year comparative nine months ended September 2001. Cost of goods sold for the marine products segment decreased $237,717, or 69%, from $344,617 for the nine month period ended
September 30, 2001 to $106,900 for the same period in 2002. As a percentage of revenue, cost of goods sold for the marine product segment increased from 50%
for the nine-months ended September 30, 2001 to 52% for same period in 2002.
Cost of goods sold for the security products segment amounted to $249,542 for the nine-months ended September 30, 2002, with no comparable amounts from the same period in the prior year, since there were no product sales during that period. As a percentage of revenue, cost of goods sold for the security products segment amounted to 79%. Total cost of goods sold decreased because of lower sales volumes, as discussed under net revenues, above. In addition, the increase in the cost of goods sold as a percentage of net revenues for the marine products segment was due primarily to Managements' decision to restructure its sales strategy by driving its sales through larger distributors rather than selling directly to the end user, higher manufacturing costs and, finally, wholesale price reductions to offset competitive pressures. The Company currently expects an overall decrease in the cost of goods sold as a percentage of net revenues for the security products segment was due to Management's decision to base its 2nd and 3rd quarter pricing on the new cost structure from its overseas manufacturers principally, China, which will commence in approximately the first fiscal quarter of 2003. Costs of manufacturing overseas are significantly lower than the current domestic production costs and has allowed management to meet targeted price points as requested by large consumer retail buyers.

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

GROSS PROFIT MARGIN. Gross profits on sales for the nine months ended September
30, 2002 amounted to $51,652, or 10% of net revenues, compared to $338,599, or
50% of net revenues, for the nine months ended September 30, 2001. The marine products segment contributed $97,109 and $338,599 of the total gross profit for the nine months ended September 30, 2002 and 2001, respectively. The security products segment contributed ($45,457) of the total gross profit for the nine months ended September 30, 2002; none in 2001. The gross profit percentage for the marine products segment increased from 50% for the nine months ended
September 31, 2001 to 48% for the nine months ended September 30, 2002. This decrease was primarily due to management's decision to restructure its sales strategy by driving its marine product sales through larger distributors rather than selling directly to the end user; the higher cost of this approach is believed to be warranted so that internal resources can address the security products segment opportunity. In addition, the Company experienced higher manufacturing costs and was required to reduce security product pricing under competitive pressure during the nine months ended September 30, 2002. The gross profit percentage for the security products segment amounted to -14% for the nine months ended September 30, 2002, with no sales generating gross profits in the same period of the prior year. The Company currently expects a significant future increase in the gross margins attributable to the security products segment as sales increase. The Company currently expects an overall increase in gross profits as a percentage of sales from the transfer of production of security products from domestic to overseas locations, principally China, which lower costs will not be offset by pricing reductions that will accompany the lower pricing.

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

LITIGATION SETTLEMENT. The Company recorded a charge of $1,200,000 for the nine months ended September 30, 2002 to account for the common stock to be issued under the settlement of a class action lawsuit. The proposed settlement stipulates that we would issue 6,000,000 (six million) shares of our common stock to the class participants. We used the closing market price of $.20 per share on June 28, 2002, to value the recording of the expense. This amount will be adjusted to the actual trading price of our shares on the date of distribution.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

NET REVENUE. Net revenue increased 28% from $184,745 for the quarter ended
September 30, 2001 to $236,740 for the quarter ended September 30, 2002. Marine product segment sales were $41,743 or 18% of total revenues for the quarter ended September 30, 2002 compared to $184,745, or 100% of total revenues, for the three months ended September 30, 2001. Overall, marine product sales decreased $143,002, or 77%, from $184,745 for the three-month period ended
September 30, 2001 to $41,743 for the same period in 2002. Security product segment sales were $194,997 or 82% of total revenues for the quarter ended
September 30, 2002. The Company's security products were first introduced for sale in May of 2001 and there were no sales of these products during the three months ended September 30, 2001. The sluggish economy adversely affected our sales volumes and pricing in the marine products segment, as well as the
Company's decision to reduce its advertising and attendance at marine trade shows to conserve financial resources.

In addition, using such limited resources, we began to concentrate our focus on the development and sale of our security products following their introduction in May of 2001. As a result, we currently anticipate that security product sales will grow substantially faster than marine product sales, such that in the near term security product sales, which represent 82% of our sales for the three months ended September 30, 2002, will contribute the majority of our total future net revenues.

COST OF GOODS SOLD. Cost of Goods sold increased 98% from $93,568 for the quarter ended September 30, 2001 to $184,871 (before inventory write-down) for the quarter ended September 30, 2002. As a percentage of net revenue, cost of goods sold increased to 78% (before inventory write down) from 51% in the prior year comparative quarter ended September 30, 2001. Cost of goods sold for the marine products segment decreased $78,264, or 84%, from $93,568 for the three month period ended September 30, 2001 to $15,304 for the same period in 2002. As a percentage of revenue, cost of goods sold for the marine product segment decreased from 51% for the three-months ended September 30, 2001 to 37% for same period in 2002. Cost of goods sold for the security products segment amounted to
$79,973 for the three-months ended September 30, 2002, with no comparable amounts from the same period in the prior year, since there were no product sales during that period. As a percentage of revenue, cost of goods sold for the security products segment amounted to 41%. Total cost of goods sold decreased because of lower sales volumes, as discussed under net revenues, above. In addition, margins in the marine products segment were virtually unchanged on a comparative basis. The Company currently expects an overall decrease in the cost of goods sold as a percentage of net revenues for the security products segment, due to Management's decision to base its current quarter pricing on the new cost structure from its overseas manufacturers principally, China, which will commence in approximately the first fiscal quarter of 2003. Costs of manufacturing overseas are significantly lower than the current domestic production costs and has allowed management to meet targeted price points as requested by large consumer retail buyers.

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

GROSS PROFIT MARGIN. Gross profits on sales for the three months ended September
30, 2002 amounted to ($58,352), or -25% of net revenues, compared to $91,177, or
49% of net revenues, for the three months ended September 30, 2001. The marine products segment contributed $26,441 and $91,177 of the total gross profit for the three months ended September 30, 2002 and 2001, respectively. The security products segment contributed ($84,793) of the total gross profit for the three months ended September 30, 2002; none in 2001. The gross profit percentage for the marine products segment decreased from 49% for the three months ended
September 31, 2001 to -25% for the three months ended September 30, 2002. This decrease was primarily due to loss from write-down of inventory during the three months ended September 30, 2002. The gross profit percentage for the security products segment amounted to -43% for the three months ended September 30, 2002, with no sales generating gross profits in the same period of the prior year. The
Company currently expects a significant future increase in the gross margins attributable to the security products segment as sales increase. The Company currently expects an overall increase in gross profits as a percentage of sales from the transfer of production of security products from domestic to overseas locations, principally China, which lower costs will not be offset by pricing reductions that will accompany the lower pricing.

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
However, there is one  area where the management expects significant resources may be required:

        o   Because the Company contracts its manufacturing with third parties, and its selling efforts are focused on large retailers, it is expected that additional working capital will be needed to finance the manufacturing of customer purchase orders, when received.  We cannot quantify the amount of resources for this issue because it is difficult to forecast customer orders in the various new markets recently entered.

In addition, we may have to expend additional resources if two semiconductor parts used in the manufacture of our security products are discontinued.
Although we cannot quantify the amount of this potential commitment, we believe this issue does not pose an imminent material risk at this time for the following three reasons:

                1.   the semiconductor parts have not been discontinued and we
                     have no indication if and when this may occur;
                2.   the Company currently owns in inventory, or can access
                     through third party distributors, enough of these
                     particular components to support a significant increase in revenues over and above the 2002 fiscal year results; and
                3.   the semiconductor parts can be replaced with other parts we can obtain.

In July, 2002, the Company entered into an agreement for accounts receivable funding with a national funding source as one step in improving its current cash flow. Under this arrangement, eligible customers make their payments directly to the financial institution. Upon receipt of payment, the financial institution remits the balance of the factored account, less its fees, to the Company.
To-date, the Company has received aggregate proceeds of $69,000 under the factoring arrangement, related to gross factored accounts receivable of $92,000.
The balance will be collected from the factor upon its collection, less its fees that range from 3% to 15% of the gross accounts receivable, depending on the period outstanding (equivalent annual effective interest of 36% to 60%, respectively). The Company is currently working with several other firms to obtain purchase order funding for its current and future purchase orders.

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

         o    $350,000 was disbursed on September 30, 2002

         o    $300,000 will be disbursed within ten days of the effectiveness of this prospectus.

         Accordingly, we have received a total of $700,000 pursuant to the
Securities Purchase Agreement.

         The debentures bear interest at 12%, mature on one year from the date of issuance, and are convertible into our common stock, at the investors'
option, at the lower of (i) $0.075 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The warrants are exercisable until three years from the date of issuance at a purchase price of $0.10 per share. In addition the warrants exercise price and number of shares issuable under the warrants gets adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant. In addition, we have granted the investors a security interest in substantially all of our assets and registration rights.

         The Company allocated the proceeds received from the first two traunches of convertible notes and warrants between the securities basted upon their relative fair values. Fair value for the warrants was determined using the
Black-Scholes pricing model; the face value of the notes was considered by management to equal their respective fair values. In addition, the Company allocated the remaining proceeds of the convertible debt to the embedded beneficial conversion feature represented by the excess that the market value of the common stock on the commitment date exceeded the conversion rate. These discounts will be accreted to the face value of the debt through periodic charges to interest over the term of the underlying notes. As a result of these discounts, the contractual interest rate and the amortization of debt issue costs, the effective interest rate on the convertible notes payable amounts to
126%, assuming the notes are held to maturity. The following table reflects the components of the effective interest rate:

                                                  Amount           Percent
                                              --------------   ---------------
       Discounts to face value:
          Beneficial conversion feature          $583,000            83%
          Allocation to warrants                  117,000            18%
                                              --------------   ---------------
                                                  700,000           101%
       Other interest expense:
          Amortization of debt costs               88,000            13%
          Contractual interest rate                84,000            12%
                                              --------------   ---------------
                                                 $872,000           126%
                                              ==============   ===============

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

                                       13

INDEX TO EXHIBITS

         99.1 Certification of George S. Bernardich, III

         99.2 Certification of Douglas Bauer

SEAVIEW VIDEO TECHNOLOGY, INC.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on it's behalf by the undersigned, thereunto duly authorized, in the City of Tierra
Verde, State of Florida on January 16, 2002.

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