Form 10KSB/A
period 2001-12-31
SEAVIEW VIDEO TECHNOLOGY INC
filed 2003-01-27
CIK 894536

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

(Registrant) SEAVIEW VIDEO TECHNOLOGY, INC.

By  /s/ GEORGE S. BERNARDICH, III
        GEORGE S. BERNARDICH, III, President/Chief Executive Officer
        January 24, 2003

By  /s/ DOUGLAS BAUER
        DOUGLAS BAUER, Chief Financial Officer
        January 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ GEORGE S. BERNARDICH, III
        GEORGE S. BERNARDICH, III, Chairman, Director
        January 24, 2003

By  /s/ DOUGLAS BAUER
        DOUGLAS BAUER, Chief Financial Officer
        January 24, 2003

By  /s/ MILES GOULD
        MILES GOULD, Director
        January 24, 2003

By  /s/ BRAD GOULD
        BRAD GOULD, Director
        January 24, 2003

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

Date: January 24, 2003

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

Date: January 24, 2003

/s/ Douglas Bauer
--------------------------------------
    Douglas Bauer
    Chief Financial Officer