Form 10QSB/A
period 2002-06-30
SEAVIEW VIDEO TECHNOLOGY INC
filed 2003-01-27
CIK 894536

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

         We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk
Factors," "Business" and elsewhere in this report. See "Risk Factors."

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

         o    $350,000 was disbursed on September 20, 2002

         o    $350,000 was disbursed on September 27, 2002

         o    $300,000 will be disbursed within ten days of the effectiveness of a registration statement covering these securities.

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

INDEX TO EXHIBITS

         99.1 Certification of George S. Bernardich, III

         99.2 Certification of Douglas Bauer

                         SEAVIEW VIDEO TECHNOLOGY, INC.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on it's behalf by the undersigned, thereunto duly authorized, in the City of Tierra
Verde, State of Florida on January 24, 2003.

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