Form 10KSB
period 2002-12-31
SEAVIEW VIDEO TECHNOLOGY INC
filed 2003-04-15
CIK 894536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                       or
        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-23081

                         Sea View Video Technology Inc.
             (Exact name of registrant as specified in its charter)

               NEVADA                                  50-0006815
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

                                200 Madonna Blvd.
                           Tierra Verde, Florida 33715
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code 727-866-7440

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
                                                               Yes  [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [ ]

     As of April 11, 2003, there were outstanding 42,521,642 shares of Common
Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price reported on the OTC Bulleting Board as of April 11, 2003 was $1,316,300.

DOCUMENTS INCORPORATED BY REFERENCE

        Documents                                   Form 10-K Reference

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                        2002 ANNUAL REPORT ON FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                                      PAGE

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................12

      ITEM 7.  FINANCIAL STATEMENTS...........................................19

      ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................24

      ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................24

      ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

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

                                        1

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

OUR BUSINESS, SEGMENTS AND PRODUCTS

         We are engaged through our Marine Products Segment in the marketing and sale of underwater video cameras, lighting and accessories principally to retail sporting goods businesses throughout the United States. We are also engaged through our Security Products Segment in the development, marketing and sale of proprietary video security network devices, vehicular video systems, and consumer electronic products that utilize patented technologies, licensed by us, to retailers, commercial businesses and original equipment manufacturers throughout the United States.

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

         The primary market geography encompasses all of North America and
Canada, plus areas of Central and South America, Caribbean, and Pacific Islands
utilizing the National Television System Committee, or NTSC, television format.
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

         We consider 2001 to have been transitional, as we migrated from a direct-to-customer and small-retail model to a more conventional wholesale-
distribution model. Channel building, branding, infrastructure implementation, cost reduction, and volume pricing were the major components of this strategy.

         During the year ending December 31, 2002, we continued to develop this strategy. Emphasis throughout the year focused on identifying highly productive dealers from within the existing independent network; establishing new relationships with internet, catalog, and brick-and-mortar resellers with regional and national customer bases; and restructuring and redesigning our own
e-commerce systems to facilitate both consumer and retailer orders.

MARINE PRODUCTS SEGMENT STATUS

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

         All of the above patents expire on the fourteenth year from the date the patent was granted. The trademarks expire on the tenth year from the date the trademark was granted. The copyrights expire on the twenty-fifth year from the date the copyright was granted.

         We were granted an exclusive unlimited license, extending through the year 2014, under an agreement in February of 2001 with Rich McBride, our founder and the inventor of the technology. The McBride estate became the licensor upon the death of Rich McBride in October of 2001.

         We executed a patent assignment agreement December 12, 2002, terminating the license agreement with the McBride estate, and assigning ownership and rights of all of the patents and pending patents to the Company.
[See Note 12 to the financial statements]

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

         During the year ending December 31, 2002, sales of our SeaLite product to Wal-Mart Stores Inc. accounted for 13% of revenues in the marine products segment, equating to 5% of total annual consolidated 2002 revenues. No other marine segment customer, or group of customers under common control, represented sales equal to 10% or more of consolidated revenues.

COMPETITION

         Underwater video is a niche market that has become increasingly competitive in the last two years. Few barriers to entry exist for new competitors in the direct-response market. Further, many of the newer designs are similar to one another.

         Our major competitor in the freshwater video market presently enjoys a geographic advantage in the upper Midwest and a solid position in marine specialty stores and catalogs, which minimize discounting and price erosion. A second competitor emerged in the last year, who appears by design and pricing to be in pursuit of the abovementioned freshwater competitor. We remain confident in the strength of our patents and the validity of our designs, especially our proprietary infrared advantage.

SECURITY PRODUCTS SEGMENT

         Through our Security Products Segment, we develop, market and sell proprietary video security network devices, vehicular video systems, and consumer electronic products that utilize patented technologies, licensed by us, to retailers, commercial businesses and original equipment manufacturers throughout the United States. The trademarked name, "SecureView," is the key brand identifier for a range of our security products incorporating the
Induction Radio-Frequency System, or IRFS, a technology which enables video transmission over AC and DC electrical conductors. IRFS is categorized within a larger industry segment commonly referred to as Power Line Communications.

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

         In 1999, the Company conceived a surveillance camera utilizing the form of a common flood lamp. The combination of PLC technology and video surveillance proved to be a perfect fit in the emerging home-security marketplace.
SecureView, the "powerline camera in a light bulb," was introduced in 2000 and began shipping in quantity in the late spring of 2001.

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

         The vehicular environment presents unique opportunities for the deployment of PLC technology. Fleet owners and original equipment manufacturers acknowledge the difficulty of adding more cables to existing wiring harnesses in tractor-trailer combinations, waste hauling vehicles, and fifth-wheel recreational vehicles. In each of these vertical markets, as well as other verticals within the transportation industry, video monitoring is a valuable and accepted means for "filling in the blind spots" which make turning, backing, and close-quarter maneuvering difficult. Our PLC products provide a cost-effective option to conventional wired systems at both original-equipment and aftermarket levels. Using existing DC conductors eliminates the expensive extra interconnect between tractor and trailer. Of further benefit is the cost and time advantage of PLC when compared with ongoing cable maintenance and replacement costs inherent to wired systems.

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

PRINCIPAL MARKETS--CONSUMER SECURITY PRODUCTS

         Closed-circuit television video surveillance, also known as "CCTV,"
has been included in the security plans of businesses large and small. Most businesses purchase CCTV equipment either from a specialized CCTV contractor or as a part of a broader alarm and security package from an integrated-systems vendor.

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

         Retailers and mass merchandisers have realized that products with complex installation procedures may not "stay sold," since many do-it-yourselfers lack the technical skill necessary to successfully install the product. In the mass retail channel, many wired system "package deals" have been attempted with marginal success.

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

         We received excellent exposure in 2001 from Popular Science Magazine, and Popular Mechanics Magazine, both of which publicized our light-bulb camera in new-product feature stories. The product was also included in a new-product feature segment on ABC News "Good Morning America," broadcast nationwide on the
ABC television network.

         During the year ending December 31, 2002, we introduced the SecureView concept at the annual Consumer Electronics Show, or CES, generally recognized as one of the world's largest venues for cutting-edge electronic products.
Additionally, we presented our PLC products to the security industry at the
International Security Conference and Expo. As a result, the SecureView light-
bulb camera received a positive review from TechTV, a nationwide cable television network devoted to technology products.

         During the year ending December 31, 2002, SecureView was presented to viewers of Home Shopping Network, or "HSN," a nationwide retailing network, and its subsidiary network, America's Store. Initial response led to additional appearances in the first quarter of 2003.

In addition, the Company also delivered initial orders for SecureView to B.J.'s
Wholesale Club and Grupo Sanborns in Mexico.

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

         Risk management and operator safety are two of the top concerns in the transportation industry. Our DC-operated IRFS solutions allow tractor-trailer operators and RV drivers to operate safely with expanded rear views. Tremendous opportunities exist with both original equipment manufacturers and aftermarket suppliers, to accommodate the tens of thousands of vehicles on the road.

         In retail store parking lots, conventional cabling requires significant expense, cutting through pavement to bury the cables. Worse, the perforation of the pavement creates a never-ending maintenance program for the paving itself. A powerline-based solution, in contrast, requires none of these expenses.

         A heightened awareness of homeland-security issues has generated increased interest in our VIC Vehicle Inspection Camera. A military agency purchased samples following extensive testing in 2001. We have received subsequent requests for additional evaluation units from other government agencies. The VIC design was upgraded to include new dual-mode video chipset technology and improvements to the mechanical design. VIC is GSA listed through our teaming partner, New Technology Management Inc., an 8-a certified contractor.

METHODS OF DISTRIBUTION--COMMERCIAL SECURITY PRODUCTS

         We sell DC-IRFS solutions through vertical-market partnerships with independent companies, and through our own in-house efforts. We sell parking-lot and in-store systems and components as engineered solutions, directly to end-
users. The VIC camera is available direct and through government purchasing channels.

COMMERCIAL SECURITY PRODUCTS--STATUS

         During the year ending December 31, 2002, orders for DC IRFS technology were received from customers with direct connections to specific vertical markets within the trucking industry. We began filling those orders early in
2003.

         SecureView Parking Lot Surveillance System or SPLSS beta sites are engineered solutions, with a high level of site-specific integration. Field laboratory data provides the basis for improvements and revisions geared toward a line of modular products which can be universally deployed in a number of similar environments. During the year ending December 31, 2002, the R&D efforts in this area focused on evolving a digital PLC solution, to accommodate end-
users' desires for installations of 16 or more cameras.

COMPETITION

         Competition in the consumer marketplace exists primarily in the over-the-air "wireless video" category. Most competitors in this "wireless"
space are small companies, and product performance is typically poor.
Nevertheless, the consumer marketplace is increasingly price-driven, with a flood of low-performance products creating downward pressure on retail prices.
Our IRFS technology performs well in many places where the cheap wireless products fail, and is exclusive to us.

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

         The transportation industry and associated segments such as the recreational vehicle industry are similarly populated with hard-wired video systems. Of the dozen-or-so companies competing, a select few are manufacturers while the balance are importers or distributors. Products range from highly engineered solutions for specific vertical markets, to repurposed consumer equipment. There is a high degree of segmentation among brands.

         Since they all share the common design constant of cabling, these systems are problematic in two areas: First, the installation and ongoing maintenance costs of the dedicated cable; and second, tractor-trailers and towed recreational vehicles require a new "umbilical" cable which, in many instances, is costly and maintenance-intensive. IRFS technology eliminates the dedicated cable by utilizing existing DC conductors, saving on both installation and maintenance. Fleets may also retro-fit the technology to vehicles already equipped with cabled systems from other suppliers.

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

         We received notice in December 2001 that two integrated-circuit semiconductor parts used in our security products were to be discontinued in
2002. We entered into negotiations to ensure an adequate supply of these parts based on our forecasts for 2002 and 2003 production. Subsequently, the assets to produce these semiconductor chips have been purchased by a new manufacturer, thereby solidifying our ability to obtain adequate materials beyond the 2003 fiscal year. (See Item 6. LIQUIDITY & CAPITAL RESOURCES)

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

         We executed a patent assignment agreement December 12, 2002, terminating the license agreement with the McBride estate, and assigning ownership and rights of all of the patents and pending patents to the Company.
[See note 12 to the Financial Statements]

         Eight other patents, and additional patents pending, are secured through a third party licensing agreement. The license agreement, executed
December 18, 2002 between SeaView and Satius, replaces the original agreement of
October 18, 1999 and subsequent addenda. Satius, Inc. is the renamed entity formerly doing business as VideoCom, Inc. and Wire 21, Inc.

         The new agreement allows us to exclusively manufacture, sell and distribute IRFS related powerline products in North America, South America,
Europe, Japan, Australia, New Zealand, Turkey, Russia, China, and Asia with the exception of Cambodia, Myanmar, Thailand, Indonesia, Philippines and Malaysia.
[See note 13 to the Financial Statements]

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

         We have continued the expansion of our electronic data interchange, or
EDI, capability, to ensure the quickest possible response to large retail customers.

         During the year ending December 31, 2002, sales of our SecureView product to Home Shopping Network accounted for 21% of revenues in the security products segment, equating to 13% of total annual consolidated 2002 revenues. No other security segment customer, or group of customers under common control, represented sales equal to 10% or more of consolidated revenues.

EMPLOYEES

        During the year ended December 31, 2002 we employed as many as 16 employees and employed 11 people as of year end.  We also have commissioned-sale arrangements with ten Manufacturer's Sales Representatives, each operating as an independent contractor, servicing all channels of distribution.

ITEM 2.  DESCRIPTION OF PROPERTIES.

         Our corporate facility is located in Tierra Verde, Florida and consists of approximately 3,200 square feet of executive office space. We lease this facility for a monthly base rent of $2,675. The lease expires in June 30, 2003.
In addition, we lease approximately 1,500 square feet of warehouse space in
Clearwater, Florida. We lease this facility for a monthly base rent of $650 on a month to month basis. We believe that our facilities are adequate for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

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

         During the 2nd and 3rd quarter of 2002, the Company and the plaintiffs'
counsel agreed to prepare and execute a definitive Stipulation of
Settlement and jointly seek preliminary and final Court approval. The Settlement would be conditional upon receiving final judicial approval of the Stipulation, among other things.

         At the end of the Company's 2nd fiscal quarter of 2002, management had determined that the impending settlement was highly probable. Accordingly, the
Company accrued for the cost of the settlement by recording a liability of
$1,200,000, which was equal to the current fair market value of the settlement shares at June 30, 2002, plus an estimated amount for expenses.

         On December 17, 2002, the Joint Motion for Preliminary Approval of
Settlement and the Amended Stipulation of Settlement was filed with the United
States District Court of Florida, and approved by the residing justice. There were no significant amendments to the nature or terms of the Stipulaton as outlined above. The actual liability, based on the value of the Company's stock as December 17, 2002, was $300,000 plus an estimated $125,000 in legal fees. The
Company recorded its revised estimate of the liability in the fourth quarter and has disclosed this fourth quarter adjustment in the financial statements.

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

ITEM 4. SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board under the symbol "SEVU."
Our common stock has been quoted on the OTCBB since April of 1999.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                              Low($)      High ($)
                              ------      --------
2000
----
First Quarter                  1.22        21.25
Second Quarter                 8.13        14.75
Third Quarter                  7.75        13.25
Fourth Quarter                 1.88        11.56

2001
----
First Quarter                   .72         5.19
Second Quarter                  .20         1.84
Third Quarter                   .27          .75
Fourth Quarter                  .27         1.35

2002
----
First Quarter                   .17          .49
Second Quarter                  .14          .53
Third Quarter                   .075         .21
Fourth Quarter                  .05          .14

2003
----
First Quarter                   .05          .10

HOLDERS

As of December March 31, 2003 we had approximately 1,329 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is
Signature Stock Transfer Inc., One Preston Park, 2301 Ohio Dr., Suite 100 Plano,
TX 75093.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS.

Year 2002 Overview

Management entered the 2002 fiscal year with the primary objective of properly
Capitalizing the Company to sustain current operations and finance the anticipated future growth. With a pending class action law suit and an overhanging Securities & Exchange Commission inquiry (See Item 3, legal proceedings), management found it's fund raising options severely limited. In late September however, the Company was able to secure one million
($1,000,000)in capital funding in the form of a secured convertible debenture
(See note 9 to the financial statements). Despite the nine month process to obtain funding, the Company made significant progress on many fronts including a new product launch from extensive research and development efforts and the transition of its customer base away from individual consumers to dealers and larger retailers. In addition, having access to accounts receivable factoring and capital funding allowed the Company to finish the year with two strong revenue quarters. Also, the Company was successful in liquidating a large portion of its domestically manufactured inventory and began receiving shipments of its security products and components from its overseas supplier. Listed below are some additional highlights from 2002:

August 2002

The SecureView DC rear vision camera systems are launched to the transportation industry.

October 2002

The Company launches new and improved website to build internet sales base and our CEO presents the Company on ceocast.com.

November 2002

SecureView, "camera in a light bulb", debuts with direct television retailer,
Home Shopping Network.

December 2002

Initial orders were delivered to BJ's Wholesale Club Inc. and Grupo Sanborn's
Inc. of Mexico.

The Company replaced original licensing agreement with Wire 21, Inc., now
Satius, Inc., to include exclusive worldwide rights for the use of the patented
IRFS technology to transmit audio, video, voice and data via AC or DC current and any power grid.

The Company executed an exclusive master distributorship agreement with the
Tyman Group, Inc. for the waste management transportation channel of distribution for its DC rear vision systems.

The Joint Motion for Preliminary Approval of Settlement for the class action lawsuit was filed and approved in United States District Court of Florida.

The Company acquires all of the SeaView and SecureView intellectual properties from the estate of R. L. McBride.

Results of Operations

DISCUSSION OF TWELVE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH THE TWELVE
MONTHS ENDED DECEMBER 31, 2001.

NET REVENUE. Net revenue decreased 4% from $732,400 for the year ended December
31, 2001 to $704,600 for the year ended December 31, 2002. Marine product segment sales were $273,400 or 39% of total revenues for the year ended December
31, 2002, compared to $412,800 or 56% of total revenues for the year ended
December 31, 2001. Overall, marine product sales decreased 34% from $412,800 for the year ended December 31, 2001 to $273,400 for the year ended December 31,
2002. The sluggish economy adversely affected our sales volumes and pricing in the marine products segment, as well as our decision to reduce our advertising and attendance at marine trade shows to conserve our financial resources.
Security products segment sales were $431,200 or 61% of total revenues for the year ended December 31, 2002, compared to $319,500 or 44%. Overall, security product segment sales increased 35% from $319,500 for the year ended December
31, 2001 to $431,200 for the year ended December 31, 2002. The growth in the security products segment is attributed to the Company's success in transitioning its customer base away from direct to consumer sales and into catalog and mass retailer customers.

COST OF GOODS SOLD. Cost of goods sold increased 26% from $378,300 for the year ended December 31, 2001 to $478,300 for the year ended December 31, 2002. As a percentage of net revenue, cost of goods sold increased to 68% for the year ended December 31, 2002 from 52% in the prior year. Cost of goods sold for the marine products segment decreased $3,400, or 2%, from $181,600 during the year ended December 31, 2001 to $178,200 during the year ended December 31, 2002. As a percentage of revenue, cost of goods sold for the marine products segment increased from 44% for the year ended December 31, 2001 to 65% for the year ended December 31, 2002. Cost of goods sold for the security products segment increased $103,400 or 53% from $196,700 for the year ended December 31, 2001, to
$300,100 for the year ended December 31, 2002. As a percentage of net revenue, cost of goods sold for the security products segment increased from 62% for the year ended December 31, 2001 to 70% for the year ended December 31, 2002.

The overall increase in the cost of goods sold as a percentage of net revenue for the security products was due primarily to management's decision to adjust pricing to reflect the cost structure of our overseas suppliers, which is significantly lower than the domestic manufactured version. The Company's security products compete against low end wireless security systems, regardless of their performance inferiority. There is severe price pressure to meet desired price points in the consumer retail space.. The Company expects cost of goods sold to level out over the next 18 months, but additional cost savings may have to be passed on to the consumer. The same pressure was felt in the marine products segment as the Company was very aggressive in pricing its "Sealite"
product for entry into Walmart. The Company expects to regain the margins lost in the marine products segment as the aggressively priced products are moved overseas for manufacturing.

COST OF GOODS SOLD (INVENTORY WRITE-DOWN). For the year ended December 31, 2002, the Company recorded an inventory write-down in the amount of
$227,532, to lower of cost or market. The write-down was exclusively related the security products segment inventory. The effect on the cost of goods sold for the security product segment for the year ended December 31, 2002, after accounting for the one time write-down, results in revised amount of $527,700 or
(+22%), compared to 70% before the adjustment. (See cost of goods sold.) The arrangements that the Company has made to manufacture its products overseas has resulted in a significant reduction in total product costs as compared to the domestic product costs for inventory that was purchased in the previous 24 months. During the year ended December 31, 2002 management revised the pricing for the Company's security products based on the new cost structure in an attempt to meet targeted price points as requested by consumer retail buyers. Management determined that the write-down was necessary as the current inventory values would never be realized in the new pricing environment. The inventory is not obsolete, and at year end 2002, a significant portion had been liquidated. The Company expects products manufactured overseas to begin arriving late in the first quarter of 2003.

GROSS PROFIT MARGIN. Gross profits on sales for the year ended December 31, 2002 amounted to $226,300, or 32% of total sales, compared to $354,100, or 48% of total sales, for the year ended December 31, 2001. The marine products segment contributed $95,251 and $231,236 to the total gross profit for the years ended
December 31, 2002 and 2001, respectively. The security products segment contributed $131,100 (before inventory write down)and $122,800 to the total gross profit for the years ended December 31, 2002 and 2001,respectively. The gross profit percentage for the marine products segment decreased from 56% for the year ended December 31, 2001 to 35% for the year ended December 31, 2002.
The overall decrease in the gross margin as a percentage of net revenue for the security products was due primarily to management's decision to adjust pricing to reflect the cost structure of our overseas suppliers, which is significantly lower than the domestic manufactured version. The Company's security products compete against low end wireless security systems, regardless of their performance inferiority. There is severe price pressure to meet desired price points in the consumer retail space.. The Company expects the gross margin to level out over the next 18 months, but additional cost savings may have to be passed on to the consumer. The same pressure was felt in the marine products segment as the Company was very aggressive in pricing its "Sealite" product for entry into Walmart. The Company expects to regain the margins lost in the marine products segment as the aggressively priced products are moved overseas for manufacturing.

SALARIES AND WAGES. Salaries and Wages increased 64% from $808,700 for the year ended December 31, 2001 to $1,323,900 for the year ended December 31, 2002. In addition, non-cash stock-based compensation comprised $710,800, or 54%, of 2002 compensation expense compared to $368,000, or 45%, of 2001 compensation expense.
Salary and Wages comprises employee wages and stock compensations and temporary labor. The increase was due solely to non-cash stock-based compensation to employees and officers as compensation in lieu of salary. (Also see Item 10 -
Executive (compensation).

ADVERTISING AND PROMOTIONS. Advertising and promotions increased by 1% from
$199,500 during the year ended December 31, 2001 to $201,900 for the year ended
December 31, 2002. The slight change was not attributable to any particular circumstances. The Company continued to maintain a very limited advertsing program due to the lack of liquidity through out most of fiscal year 2002.
This amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions. Advertising and promotion are important costs to our operations. These expenses are expected to significantly increase in future periods for the increased emphasis on our security products segment.

PROVISION FOR DOUBTFUL ACCOUNTS. The 2002 provision for doubtful accounts of
$21,500 decreased $32,900 over provisions in 2001. The decrease relates to an improvement in the Company's procedures in managing its accounts receivable and collections, as well as an overall improvement in the credit quality of the
Company's customer base.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased by $44,300, or 10%, for the year ended December 31, 2002 to $478,800 compared to
$434,400 for the year ended December 31, 2001. On February 14, 2001, we entered into a Licensing Agreement with our former Chairman, Richard McBride that provided for a license to exploit certain patented technologies owned by McBride that are associated with technologies under development in connection with our security products segment. We exchanged 1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services. The shares were based upon quoted market prices on the date of the
Agreement. The total value of the arrangement was allocated between the consulting and license in the amounts of $2,066,100 and $63,900, respectively, based upon the relative fair values of the consulting services and license. The licensing rights are being amortized over their estimated useful lives of five years. Annualized amortization of the license rights is approximately $413,000.
The primary reason for the increase is that on December 12, 2002, the Company entered into a Patent Assignment Agreement (the "2002 Agreement") with the
McBride Estate that provided for release of the Estate's obligations under the
2001 agreement in return for termination of the license and assignment of the patents licensed in the 2001 agreement. In consideration of this assignment, the
Company exchanged $93,856 in receivables from the Estate and 100,000 shares of restricted common stock having a value of $9,000, based upon quoted market prices on the date of the 2002 Agreement. The total value of the arrangement and the value of the licensing rights were allocated to patent costs and are being amortized over the remaining useful life assigned to these intangible assets of
5 years.

RESEARCH AND DEVELOPMENT. Research and development expense decreased 693% from
$506,500 for the year ended December 31, 2001 to $154,000 for the year ended
December 31, 2002. In addition, non-cash stock-based research and development, principally in the form of consulting services, comprised $85,400, or 36%, of total 2002 expense, compared to $414,600, or 81%, of total 2001 expense.
Research and development costs consist of all expenditures related to the improvement and development of its current product line, new product development, and royalties associated with licensed technology. Substantially all of our research and development costs and efforts are dedicated to the development of our security products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers. The decrease is directly related to limited financial resources.
In addition, the DC RearVison PLC video system product was launched more quickly and at less cost than the Company originally anticipated.

RENT AND UTILITIES. Rent and utilities decreased by $14,000, to $81,300 for the year ended December 31, 2002, from $95,300 for the year ended December 31, 2001.
Rent and utilities includes office rent, storage, telephone, and utilities. The decrease was directly related to the Company's move to smaller and less expense office space. The Company moved to the new space on June 30, 2002.

PROFESSIONAL FEES. Professional and consulting fees increased 20% from $651,800 for the year ended December 31, 2001 to $787,400 for the year ended December 31,
2002. Professional and consulting fees include fees paid to attorneys, accountants, and consultants. The increase was due primarily to an increase in legal expenses related to our defense of litigation and regulatory matters, and accounting and consulting fees associated with the securing of funding (See note
9 to the financial statements)

OTHER EXPENSES. Other expenses increased by $125,900, or 30% to $550,600 for the year ended December 31, 2002 compared to $424,700 for the year ending December
31, 2001. The category other expenses include: travel, shipping, supplies, property taxes, insurance, bank charges, and various other expenses that are classified as miscellaneous. The increase was due primarily increased travel as the Company began meeting with catalogers, retailers, dealers in various parts of the country; as well as overseas travel to solidify the Company's overseas production arrangements.

LITIGATION SETTLEMENT. The Company recorded a charge of $300,000 for the year ended December 31, 2002 to account for the common stock to be issued under the settlement of a class action lawsuit. The proposed settlement stipulates that the Company will tender 6,000,000 shares of our free trading stock to the class participants. The Company originally used the closing market price of $.20 per share on June 28, 2002,(the date when the impending settlement was determined to be probable), the last trading day of the 2nd quarter, to value the recording of the expense. This amount was be adjusted to the actual trading price ($.05 per share of our shares on December 17, 2002, the date the settlements was approved by the court. This change in estimated resulted in a decrease in the litigation settlement expense of $900,000 in the fourth quarter of 2002.

INCOME TAXES. We have discontinued the recognition of income tax benefits in
2002 and 2001 due to cumulative net losses in recent years, which render the realization of those assets uncertain. Valuation allowances of $923,000 and
$1,624,000 were recorded during the years ended December 31, 2002 and 2001, respectively. Net operating losses of $9,400,000 are available to carry forward and offset income tax liabilities, if any, in future periods through 2002.

         As a result of the aforementioned operating activities, we reported a net loss of $4,285,000, or $0.13 per common share, compared to $2,829,000, or
$0.13 per common share.

Liquidity and Capital Resources

During fiscal year ending December 31, 2002 the Company funded its losses from operations through four different sources:

1. On April 10, 2001, the Board of Directors approved the offering of shares of the Company's restricted common stock for sale through a private equity placement, exempt from registration under Section 4(2) of the Securities Act of
1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, and representatives of the Company. On October 10, 2001, the Board of Directors resolved to expand the private equity placement to include accredited investors desiring to purchase shares of the Company's restricted common stock. During the fiscal year 2002 the Company raised $338,500 in capital through its private equity placement offering. It has not raised any additional capial through private equity placement in fiscal year 2003.

2. On September 21, 2002 the Company received its intial funding in the form of a one million($1,000,000)convertible debenture. During the fiscal year ended
2002, the Company received proceeds of $621,012 relating to this debenture. The remaining balance was due to the Company upon the completion of an
SB-2 securities registration statement with the Securities & Exchange
Commission.  The registration became effective on February 6, 2003 and the Company has since received the remainder of its funding relating to this transaction. (See note 9 to the financial statements.)

3. In September of 2002, the Company engaged a regional financial services firm to factor its accounts receivable.  The Company factored various invoices throughout the 4th quarter and had received proceeds of $69,000 during the at fiscal year ended 2002.

4. The Company's operating liabilities increased in the amount of $978,000.
Accounts payable (trade) increased $351,100 and accrued liabilities increased
$626,900. Working capital was also provided through the liquidation raw materials and finished goods inventory, decreasing by $277,600 during the fiscal year ended 2002.

During fiscal year ending December 31, 2002 the Company's primary uses of cash were to fund general operations and fund accounts receivable, which increased
$129,250.

The Company currently has no material commitments for capital expenditures.
However, there are two areas where the management expects significant resources may be required:

        (i) Because the Company contracts its manufacturing with third parties, and its selling efforts are focused on large retailers, original equipment manufacturers, and aftermarket distributors; it is expected that additional working capital will be needed to finance the manufacturing of large customer purchase orders, when received.
            As mentioned in the overview above, the Company is currently negotiating an agreement with an overseas supplier, that if executed, would provide the means for the Company to ensure a steady flow of product to its customers at levels well above previous fiscal years.

       (ii) As previously referenced in Item 1, Security Products Segment,
            "Sources and Availability, two integrated circuit semiconductor parts used in the manufacture of our security products were discontinued in late 2001. Management has subsequently learned that the assets for fabricating these semiconductor parts have been purchased by a third party from the original manufacturer, and these parts will again be available at a future date. Although this eliminates the need for the Company to engage in any further research and development to replace these parts, the timeline as to their future availability and pricing is unknown at this time. The
            Company currently owns in inventory, or can access through third party distributors, an adequate supply of these parts to meet production needs for the entire 2003 fiscal year and the first two quarters of 2004 based on management's forecast.

During 2001 and 2002, the new management team was forced to address a non-public
SEC inquiry (see Part I, Item 1, "Significant Events") and a class action lawsuit (see Part I, Item 3, "Legal Proceedings") which stemmed from prior-year activities. Management determined that its resources were best used in resolving these issues, prior to seeking long-term financing to execute its new business plan. The private equity placement, as outlined above, was initiated to generate the working capital needed to finance the Company's operations while these matters were being resolved, and devoting a portion of that capital to completing new-product projects in various stages of development. Although the
Company was able to secure financing in late 2002 as outlined above, its does not believe that the amount of capital raised will be sufficient to execute its projected business plan without additional funding in the future. The timing and amount of any future funding will be influenced by many factors, including but not limited to, the rate at which forecasted revenues are generated and the credit facility in place to finance them. Management believes, because of the proprietary nature of its technology, and the merits of its proposed business strategy, that the Company will be able to obtain the additional long term financing to fund operations through fiscal year 2003.

The Company's 2002 financial statements have been prepared assuming that the
Company will continue as a going concern. However, the Company has incurred operating losses in recent years and has a significant net working capital deficiency at December 31, 2002. The Company's losses have arisen as a result of weak Marine Product Segment sales, driven largely by the economic downturn in the marine industry. In addition, the Company has devoted significant efforts in the further development and marketing of products in its Security Products
Segment. The Company's ability to continue as a going concern is dependent upon raising additional capital to fund operations and the further development of the
Security Products Segment products and, ultimately achieve profitable operations. Management has raised $379,000 in additional capital since December
31, 2002 and is currently addressing several additional financing sources.
However, there can be no assurances that additional financing can be obtained on conditions considered by management to be reasonable and appropriate. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements:

Revenue Recognition: The Company recognizes revenue for its products in accordance with SFAS No. 101, Revenue Recognition in Financial Statements. Under
these guidelines, the Company defers revenue recognition on transactions if any of the following exist: persuasive evidence of an arrangement does not exist, title has not transferred, product payment is contingent upon performance of installation or service obligations, the price is not fixed or determinable, or payment is not reasonably assured. The Company accrues a provision for estimated returns concurrent with revenue recognition.

Inventory Reserves: The Company values inventories at the lower of cost or market. Under certain market conditions, estimates and judgments regarding the valuation of inventory are employed by management to value inventory properly.

Employee stock-based compensation: The Company accounts for compensation costs associated with stock options issued to employees under the provisions of
Accounting Principles Board Opinion No. 25 ("APB 25") whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by Financial Accounting Standard No. 123 ("FAS 123"). The fair-value based method requires management to make estimates regarding the expected life of the options and warrants.

Impairment of Long-Lived Assets: In assessing the recoverability of the
Company's long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets.

Recent Accounting Pronouncements

FASB Statement No. 148 Accounting for Stock-Based Compensation-Transition and
Disclosure (Statement 148)

During December 2002, the Financial Accounting Standards Board (FASB) issued
Statement 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB Statement 123 Accounting for Stock-Based Compensation
(Statement 123). Statement 148 also amends and augments the disclosure provisions of Statement 123 and Accounting Principles Board Opinion 28 Interim
Financial Reporting to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of Statement 148 are effective for fiscal years and interim periods ending after December 15, 2002.

The Company does not currently plan to transition to the fair value approach in
Statement 123 and required disclosures regarding stock-based employee compensation have been included herein as a result of the adoption of this standard.

FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for
uarantees, Including Indirect Guarantees of Indebtedness of Others
(Interpretation 45)

During November 2002, the FASB issued Interpretation 45. Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under FASB Statement 5 Accounting for Contingencies. In addition Interpretation 45, requires significant new disclosures for all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15,
2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

The Company currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard. The Company's current policy is to disclose all material guarantees and contingent arrangements, similar to the disclosure requirements of Interpretation 45, which provide for disclosure of the approximate term, nature of guarantee, maximum potential amount of exposure, and the nature of recourse provisions and collateral.

FASB Statement No.146 Accounting for Costs Associated with Exit or Disposal
Activities (Statement 146)

During July 2002, the FASB issued Statement 146. Statement 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 Liability Recognition
for Certain Employee Termination Benefits and Other Costs to Exit an Activity
(including Certain Costs Incurred in a Restructuring). Statement 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is actually incurred. Under EITF 94-3, such costs were generally recognized in the period in which an entity committed to and exit plan or plan of disposal. While both standards covered costs associated with one-time termination benefits (e.g. severance pay or stay-bonus arrangements),
Statement 146 provides standards that provide for the timing of recognition of these types of benefits. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002.

Management's plans with respect to the continuation of the Company are described above. While there are currently no specific plans to exit activities as part of these plans, any such activity would require the application of Statement 146.

FASB Statement 145 Rescission of FASB Statements No. 4, 44 and 64, Amendment of
ASB Statement No. 13 and Technical Corrections (Statement 145)

During April 2002, the FASB issued Statement 145. Statement 145 rescinds FASB
Statement No. 4, Reporting Gains and Losses from Extinguishments of Debt, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of Statement No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in Accounting
Principles Board Opinion No. 30 Reporting the Results of Operations. In the
absence of Statement No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. Statement 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. Adoption of this standard is not anticipated to have a significant effect on the Company's results of operations in the future.

ITEM 7.  FINANCIAL STATEMENTS.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          INDEX TO FINANCIAL STATEMENTS

Financial statements and footnotes:

Statements of stockholders' equity, years ended December 31,
   2002 and 2001 ............................................................F-5

Statements of cash flows, years ended December 31, 2002 and 2001.............F-7

Notes to financial statements.........................................F-9 - F-28

                          Independent Auditors' Report

The Board of Directors
SeaView Video Technology, Inc.

We have audited the accompanying balance sheet of SeaView Video Technology, Inc.
as of December 31, 2002, and the related statements of operations, stockholders'
equity, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of SeaView Video Technology, Inc. as of
December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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

                                              /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
March 21, 2003

                                      F-2

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

Current assets:
   Cash                                                             $      5,364
   Accounts receivable, net                                              139,282
   Accounts receivable, officer                                           30,000
   Inventories                                                           237,526
   Prepaid expenses                                                       29,457
   Deferred finance costs                                                 61,889
                                                                      -----------
     Total current assets                                                503,518

Intangible assets, net                                                 1,396,218
Property and equipment, net                                              267,559
                                                                      -----------
     Total assets                                                   $  2,167,295
                                                                      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $    887,353
   Accrued expenses                                                      401,073
   Due to related parties                                                 98,655
   Notes payable, related parties                                         30,000
   Convertible debentures                                                194,444
   Deferred revenue                                                       47,407
   Litigation settlement                                                 300,000
                                                                      -----------
     Total current liabilities                                         1,958,932
                                                                      -----------
Commitments and contingencies (Note 13)                                       -

Stockholders' equity:
   Common stock, $.001 par value, authorized 100,000,000
     shares; 37,739,685 shares issued 37,386,110 shares
     outstanding                                                          37,740
   Additional paid-in capital                                         11,364,844
   Treasury stock, at cost, 353,575 shares                              (277,757)
   Unearned restricted stock compensation                               (146,659)
   Accumulated deficit                                               (10,769,805)
                                                                      -----------
     Total stockholders' equity                                          208,363
                                                                      ===========
                  Total liabilities and stockholders' equity

                       See notes to financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                    2002         2001
                                                ------------  ------------
Net revenue                                     $    704,641  $    732,401
Cost of goods sold                                  (478,312)     (378,332)
Loss from write-down of inventory                   (227,532)           -
                                                ------------  ------------
            Gross profit (loss)                       (1,203)      354,069
                                                ------------  ------------
Operating expenses:
   Salaries and wages                              1,323,872       808,699
   Professional and consulting fees                  787,398       651,749
   Depreciation and amortization                     478,751       434,417
   Research and development                          154,099       506,468
   Advertising and promotions                        201,889       199,484
   Rent and utilities                                 81,279        95,318
   Provision for doubtful accounts                    21,500        54,443
   Other expenses                                    550,600       424,709
   Litigation settlement                             300,000            -
                                                ------------  ------------
     Total operating expenses                      3,899,388     3,175,287
                                                ------------  ------------
Loss from operations                              (3,900,591)   (2,821,218)

Other income (expense):
   Interest expense, net of interest income
      of $5,010                                     (384,925)           -
   Equity in loss of affiliate                            -         (8,618)
                                                ------------  ------------
Loss before income taxes                          (4,285,516)   (2,829,836)

Income tax (expense) benefit                              -             -
                                                ------------  ------------
Net loss                                       ($  4,285,516)($  2,829,836)
                                                ============  ============
Net loss per common share                       $       (.13) $       (.13)

Weighted average common shares outstanding, basic
   and diluted                                    33,917,115    21,193,616

                       See notes to financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2001

                                                                                       Unearned
                                                              Common      Additional  Restricted
                                       Common      Stock      Paid-In     Treasury      Stock      Accumulated
                                        Stock    ($.001 par)  Capital      Stock     Compensation   Deficit    Total
                                     ----------- ----------- ----------- ----------- -----------  ----------- -----------
Balances, January 1, 2001 (Restated)  17,132,684    $ 17,133  $4,719,733 $        -  $   (40,974) $(3,654,453)$ 1,041,439

Net loss                                      -           -           -           -           -    (2,829,836) (2,829,836)

Conversion of subordinated
  debentures                             200,000         200      99,800          -           -            -      100,000

Treasury stock acquired for
  repayment of stockholder note               -           -           -     (277,757)         -            -     (277,757)

Issuance of stock to employees           765,000         765     367,785          -           -            -      368,550

Issuance of stock for services           676,500         677     799,378          -     (427,985)          -      372,070

Issuance of stock for licensing rights   997,000         997   2,065,103          -           -            -    2,066,100

Private placement of common stock      8,937,000       8,937     966,763          -           -            -      975,700

Stock contribution, repayment and
  retirement by stockholder             (136,375)       (137)        137          -           -            -           -

Amortization of unearned restricted
  stock compensation                          -           -           -           -      338,457           -     338,457
                                     ----------- ----------- ----------- ----------- -----------  ----------- -----------

Balances, December 31, 2001           28,571,809 $    28,572 $ 9,018,699 $  (277,757)$  (130,502) $(6,484,289)$ 2,154,723
                                     =========== =========== =========== =========== ===========  =========== ============

                       See notes to financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2002
                                                                                                                                                                                                                       Unearned
                                                              Common      Additional  Restricted
                                       Common      Stock      Paid-In     Treasury      Stock      Accumulated
                                        Stock    ($.001 par)  Capital      Stock     Compensation   Deficit    Total
                                     ----------- ----------- ----------- ----------- -----------  ----------- -----------
Balances, January 1, 2002             28,571,809 $    28,572 $ 9,018,699 $  (277,757)$  (130,502) $(6,484,289)$ 2,154,723

Net loss                                      -           -           -           -           -    (5,149,343) (5,149,343)

Conversion of subordinated
  debentures                            301,595         302       96,208          -           -            -       96,510

Issuance of stock for liabilities       888,137         888      169,144          -           -            -      170,032

Issuance of stock to employees
  and directors                       2,853,300       2,854      707,903          -           -            -      710,757

Issuance of stock for services        1,758,261       1,758      367,114          -     (238,387)          -      130,485

Issuance of stock in connection with
  patent assignment                     100,000         100        8,900          -           -            -        9,000

Issuance of stock for financing fees    378,000         378       48,762          -           -            -       49,140

Sales of common stock                 2,888,583       2,888      335,612          -           -            -      338,500

Warrants issued in connection with debt      -           -       102,318          -           -            -      102,318

Beneficial conversion feature                -           -       510,184          -           -            -      510,184

Amortization of unearned restricted
  stock compensation                         -           -            -           -      222,230           -      222,230
                                     ----------- ----------- ----------- ----------- -----------  ----------- -----------

Balances, December 31, 2002           37,739,685 $    37,740 $11,364,844 $  (277,757)$  (146,659)$(11,633,632)$  (655,464)
                                     =========== =========== =========== =========== ===========  =========== ===========

                       See notes to financial statements.

                          SEAVIEW VIDEO TECHNOLOGY, INC
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                              2002            2001
Cash flows from operating activities:                       ------------    -------------
   Net loss                                                 ($4,285,516)     ($2,829,836)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
       Litigation settlement payable in common stock          3,000,000               -
       Stock based compensation                                 841,242          368,550
       Amortization of intangible assets                        411,175          361,568
       Loss from write-down of inventory                        227,532               -
       Amortization of unearned stock compensation              222,230          338,457
       Accretion of debt discount                               194,444               -
       Depreciation                                              67,576           72,849
       Loss on disposal of property and equipment                25,514            6,420
       Amortization of deferred finance cost                     26,111               -
       Equity in loss of affiliate                                   -             8,618
       Changes in operating assets and liabilities:
         Accounts receivable                                   (129,268)         (63,221)
         Inventories                                            277,632         (453,634)
         Employee receivables                                        -            10,000
         Prepaid assets                                          51,340           24,203
         Accounts payable                                       351,081          421,353
         Accrued expenses                                       322,429          131,507
         Deferred revenue                                          (819)          48,226
                                                            ------------    -------------
Net cash flows from operating activities                     (1,097,297)      (1,182,870)
                                                            ------------    -------------
Cash flows from investing activities:
   Additions to property and equipment                           (6,084)              -
   Proceeds from disposal of property and equipment              25,000           50,000
   Advance to related party                                          -           (93,861)
                                                            ------------    -------------
Net cash flows from investing activities                         18,916          (43,861)

Cash flows from financing activities:
   Proceeds from sales of common stock                          338,500          975,700
   Proceeds from officer advances                                20,000          215,000
   Proceeds from factoring receivables                           69,000               -
   Proceeds from notes payable                                   30,000               -
   Proceeds from convertible debentures                         621,012               -
                                                            ------------    -------------
Net cash flows from financing activities                      1,078,512        1,190,700
                                                            ------------    -------------
Net change in cash and cash equivalents                             131          (36,031)
Cash and cash equivalents at beginning of year                    5,233           41,264
                                                            ------------    -------------
Cash and cash equivalents at end of year                    $     5,364     $      5,233
                                                            ============    =============

                       See notes to financial statements.

                          SEAVIEW VIDEO TECHNOLOGY, INC
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                  2002           2001
                                                            ------------    -------------
                   NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of common stock for liabilities and fees           $    219,172    $          -
                                                            ============    =============
Conversion of convertible debentures to common stock        $     96,510    $     100,000
                                                            ============    =============
Release of related party receivable in connection with
   patent assignment                                        $     93,861    $          -
                                                            ============    =============
Issuance of stock in connection with patent assignment      $      9,000    $          -
                                                            ============    =============
Deferred finance costs funded through proceeds from
   convertible debentures                                   $     88,000    $          -
                                                            ============    =============

Issuance of stock for licensing rights                      $         -     $   2,066,100
                                                            ============    =============
Exchange of treasury stock for note receivable, officer     $         -     $     277,757
                                                            ============    =============
                          OTHER CASH FLOWS INFORMATION

Cash paid for taxes                                         $         -     $          -
                                                            ============    =============
Cash paid for interest                                      $     15,391    $          -
                                                            ============    =============

                       See notes to financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

1.   Business and organization:

     SeaView Video Technology, Inc.("SeaView" or the "Company"), a Utah
     Corporation, is engaged through its Marine Products Segment in the marketing and sales of underwater video cameras, lighting and accessories principally to retail sporting goods businesses throughout the United
     States. The Company is also engaged through its Security Products Segment in the development, marketing and sales of proprietary video security network devices and consumer electronic products, that utilize patented technologies, licensed by the Company, to retailers, commercial businesses and original equipment manufacturers, throughout the United States.

2.   Basis of presentation and significant accounting policies:

     Basis of Presentation:

     The accompanying financial statements have been prepared assuming that the
     Company will continue as a going concern. However, the Company has incurred operating losses of $4,285,516 and $2,829,836 during the years ended
     December 31, 2002 and 2001, respectively. In addition, during those same years, the Company has used cash of $1,097,297 and $1,182,870 in its operating activities and has a net working capital deficiency of $2,462,450 at December 31, 2002. These conditions raise substantial doubt about the
     Company's ability to continue as a going concern. The Company's losses have arisen as a result of weak Marine Product Segment sales, driven largely by the economic downturn in the marine industry. In addition, the Company has devoted significant efforts in the further development and marketing of products in its Security Products Segment, which, while now showing improved revenues cannot yet be classified as sufficient to fund operations for any period of time.

     The Company's ability to continue as a going concern is dependent upon (i)
     raising additional capital to fund operations (ii) the further development of the Security Products Segment products and (iii) ultimately the achievement of profitable operations. During the year ended December 31,
     2002, the Company raised $1,078,512 from financing activities, consisting mainly of sales of common stock and the issuance of convertible debt securities. In addition, subsequent to December 31, 2002, the Company raised an additional $350,000 from the sale of convertible debt securities.
     Management is currently addressing several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

2.   Basis of presentation and significant accounting policies (continued):

     Significant Accounting Policies:

     Revenue recognition:

     Revenue is recognized when the earnings process is complete and the risks and rewards of ownership of the product, including title, have been transferred to the customer, which is generally considered to have occurred upon delivery of the product to the customer's premises. Shipping costs, which have been nominal, are billed to the customer and are included as a component of cost of goods sold. Returns are provided for as reductions of revenue recorded based upon the Company's historical return experience.
     Deferred revenue represents sales transactions where all of the conditions necessary for revenue recognition have not been met.

     Cash and cash equivalents:

     The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents for financial statement purposes.

     Investments

     Investments in 20%--50% owned affiliates are accounted for on the equity method and, accordingly, the Company's proportionate share of the affiliate's losses are included in the Company's operations. At December
     31, 2001, recognition of affiliate losses was suspended  because the
     Company has no obligation to fund this minority-owned affiliate's operations and the basis in this investment had been reduced to zero.

     Accounts Receivable and Allowance for Doubtful Accounts:

     Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs continuing credit evaluations of customers' financial condition, but does not require collateral.

     Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are written off to bad debt expense. The allowance for doubtful accounts contains a general accrual for remaining possible bad debts. The allowance for doubtful accounts at December 31, 2002 was $27,471. Based on the information available, management believes that the allowance for doubtful accounts as of December 31, 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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

     Intangible assets:

     Intangible assets, consisting principally of patents, are stated at cost, and consist of purchased technology licenses and incremental costs to acquire patents on internally developed technologies (also see research and development, below). Amortization is calculated on the straight-line method over estimated useful lives of the technologies, not to exceed legal or contractual provisions. Currently the intangible assets are being amortized over estimated useful lives of five years.

     Impairment of long-lived assets:

     The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-
     carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the estimated future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

2.   Basis of presentation and significant accounting policies (continued):

     Financial instruments:

     Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, notes payable and convertible debentures. As of December 31, 2002 and 2001, the fair values of these instruments, except as to the convertible debentures, approximated their respective carrying values. The carrying value of the Company's convertible debentures of
     $194,444 as of December 31, 2002 reflect substantial discounts associated with detachable warrants and beneficial conversion features, more fully discussed in Note 8. The fair value of the convertible debentures is estimated by management to be $700,000 (its face value) in consideration of the terms and interest rates applicable to the indebtedness.

     Concentrations:

     Accounts receivable are concentrated in the security products industry and credit losses have been within management's expectations. The Company's product assembly is dependent upon the operations of a primary labor supplier. At December 31, 2002, approximately $32,000 of the Company's inventory was held off-site at this location. If the Company should lose this supplier of assembly servicing there could be a disruption in the operations of the Company. The Company is in the process of securing alternative sources of these services.

     Stock based compensation:

     Compensation expense related to the grant of equity instruments and stock-
     based awards to employees are accounted for using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for
     Stock Issued to Employees and related interpretations. Stock based compensation arrangements involving non-employees are accounted for using the fair value methodology under Financial Accounting Standards No. 123,
     Accounting for Stock-Based Compensation.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

2.   Basis of presentation and significant accounting policies (continued):

     Stock-based compensation (continued):

     The  Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company accounts for unregistered common stock issued for services or asset acquisitions at the estimated fair value of the stock issued. Fair value is determined based substantially on the average cash price of recent sales of the Company's unregistered common stock.

     Differences between APB25 and the fair value method are as follows:

                                                                2002                2001
                                                          -----------------  ------------------
     Net loss, as reported                                ($     4,285,516)  ($      2,829,836)
                                                          =================  ==================
     Stock-based compensation, as reported                 $       931,258    $         783,197
                                                          =================  ==================
     Stock-based compensation under fair value method      $       931,258    $         783,197
                                                          =================  ==================
     Pro-forma net loss under fair value method           ($     4,285,516)  ($      2,829,836)
                                                          =================  ==================
     Net loss per share, as reported                      ($           .13)  ($            .13)
                                                          =================  ==================
     Pro forma net loss per share under fair value method ($           .13)  ($            .13)
                                                          =================  ==================

     Research and development:

     Expenditures related to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

     Advertising and promotions:

     Advertising is expensed as incurred. Costs associated with public displays, billboards and other advertising mediums that have an extended period of value to the Company are amortized over the term or duration of the related advertisement.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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

     Earnings per share:

     Net loss per share is computed using the weighted-average number of common shares and dilutive common equivalent shares outstanding during the related period. Common equivalent shares consist of unearned shares, warrants, and subordinated convertible debentures, using the treasury stock method. See
     Note 16.

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

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

2.   Basis of presentation and significant accounting policies (continued):

     Recent accounting pronouncements:

     FASB Statement No. 148 Accounting for Stock-Based Compensation-Transition
     and Disclosure (Statement 148)

     During December 2002, the Financial Accounting Standards Board (FASB)
     issued Statement 148. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of FASB Statement 123 Accounting for
     Stock-Based Compensation (Statement 123). Statement 148 also amends and augments the disclosure provisions of Statement 123 and Accounting
     Principles Board Opinion 28 Interim Financial Reporting to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of Statement 148 are effective for fiscal years and interim periods ending after December 15, 2002.

     The Company does not currently plan to transition to the fair value approach in Statement 123 and required disclosures regarding stock-based employee compensation have been included herein as a result of the adoption of this standard.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

2.   Basis of presentation and significant accounting policies (continued):

     Recent accounting pronouncements (continued):

     FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements
     for Guarantees, Including Indirect Guarantees of Indebtedness of Others
     (Interpretation 45)

     During November 2002, the FASB issued Interpretation 45. Under
     Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under FASB Statement 5
     Accounting for Contingencies. In addition Interpretation 45, requires significant new disclosures for all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

     The Company currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard.
     The Company's current policy is to disclose all material guarantees and contingent arrangements, similar to the disclosure requirements of
     Interpretation 45, which provide for disclosure of the approximate term, nature of guarantee, maximum potential amount of exposure, and the nature of recourse provisions and collateral.

     FASB Statement No.146 Accounting for Costs Associated with Exit or Disposal
     Activities (Statement 146)

     During July 2002, the FASB issued Statement 146. Statement 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3
     Liability Recognition for Certain Employee Termination Benefits and Other
     Costs to Exit an Activity (including Certain Costs Incurred in a
     Restructuring). Statement 146 requires the recognition of a liability for costs associated with exit or disposal activities when the liability is actually incurred. Under EITF 94-3, such costs were generally recognized in the period in which an entity committed to and exit plan or plan of disposal. While both standards covered costs associated with one-time termination benefits (e.g. severance pay or stay-bonus arrangements),
     Statement 146 provides standards that provide for the timing of recognition of these types of benefits. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

2.   Basis of presentation and significant accounting policies (continued):

     Recent accounting pronouncements (continued):

     Management's plans with respect to the continuation of the Company are described  above.  While there are currently no specific plans to exit activities as part of these plans, any such activity would require the application of Statement 146.

     FASB Statement 145 Rescission of FASB Statements No. 4,44 and 64, Amendment
     of FASB Statement No. 13 and Technical Corrections (Statement 145)

     During April 2002, the FASB issued Statement 145. Statement 145 rescinds
     FASB Statement No. 4, Reporting Gains and Losses from Extinguishments of
     Debt, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of Statement No.
     4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in Accounting Principles Board Opinion No. 30 Reporting
     the Results of Operations. In the absence of Statement No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. Statement 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. Adoption of this standard is not anticipated to have a significant effect on the Company's results of operations in the future.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

3.   Factored accounts receivable:

     During 2002, the Company entered into an accounts receivable financing facility under which cash collections on certain eligible accounts receivable are assigned to a financial institution. Under this arrangement, eligible customers make their payments directly to the financial institution. Upon receipt of payment, the financial institution remits the balance of the factored account, less its fees, to the Company. The Company has received aggregate proceeds of $69,000 under the factoring arrangement, related to gross factored accounts receivable of $92,000. The Company is accounting for this accounts receivable factoring arrangement as a secured borrowing pursuant to SFAS No. 140, Accounting for Transfers and Servicing
     of Financial Assets and Extinguishments of Liabilities. The Company's
     assets, including accounts receivable, inventory and property and equipment secure the agreement. The related service charge is reflected in interest expense in the period that the accounts receivable are transferred.
     Factoring fees of approximately $13,000 were incurred during 2002. There were no outstanding factored accounts receivable as of December 31, 2002.

4. Note receivable:

     During 2002, the Company issued a note receivable with a face value of
     $75,000 to a consultant for legal fees paid on the consultant's behalf. The legal fees were for the filing of international patent rights related to the patents that the Company has licensed from the borrower. This note was unsecured, non-interest bearing and payable in full within 180 days. The
     Company liquidated the note during 2002 by applying royalties due to the consultant against the note.

5.   Inventories:

     Inventories consist of the following as of December 31, 2002:

       Component parts                                        $  229,485
       Finished goods                                            236,284
                                                              -----------
                                                                 465,769
       Less: allowance to reduce inventory to market  (a)       (227,532)
                                                              -----------
                                                              $  238,237
                                                              ==========

 (a)  The cost basis of certain finished goods inventories was reduced to its respective market values during the third fiscal quarter of 2002, following pricing changes associated with transference of savings from the lower anticipated future production costs to customers.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

6.   Intangible assets:

     Intangible assets, consisting of patents, are as follows at December 31,
     2002 and 2001:

                                              Security            Marine               2002
                                              Products           Products              Total
                                         ------------------  -----------------  -----------------
       Patent cost                       $       1,427,813   $        741,148   $      2,168,961
       Less: accumulated amortization              508,692            264,051   $        772,743
                                         ------------------  -----------------  -----------------
                                         $         919,121   $        477,097   $      1,396,218
                                         ==================  =================  =================

                                              Security            Marine               2001
                                              Products           Products              Total
                                         ------------------  -----------------  -----------------
       Patent cost                       $       1,360,100   $        706,000   $      2,066,100
       Less: accumulated amortization              238,018            123,550   $        361,568
                                         ------------------  -----------------  -----------------
                                         $       1,122,082   $        582,450   $      1,704,532
                                         ==================  =================  =================

Estimated future amortization is as follows:

         Year ending December 31,
         ------------------------
                        2003             $         446,790
                        2004                       446,790
                        2005                       446,790
                        2006                        55,848
                                         $       1,396,218
                                         =================

     Transitional disclosure amounts required by Financial Accounting Standards
     No. 142 Goodwill and Other Intangible Assets do not differ from the actual reported result for the fiscal year ended December 31, 2001.

7.   Property and equipment:

     Property and equipment consists of the following as of December 31, 2002:

       Automobiles                                 $  14,903
       Furniture and fixtures                        147,841
       Computer equipment                            282,342
                                                   -----------
                                                     445,086
       Less accumulated depreciation                (177,527)
                                                   -----------
                                                   $ 267,559
                                                   ===========

8.   Notes payable, related parties:

     Notes payable, related parties consist of $30,000 of borrowings from a member of the Company's Board of Directories and his immediate family members under various short-term non-interest bearing note agreements.
     These borrowings are payable in full through February 2003 and were repaid subsequent to December 31, 2002.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.   Convertible debentures:

     During January 2002, the Company received $96,510 in borrowings under a 10%
     convertible debenture. At the option of the lender, the principal portion of the note was convertible into 301,595 shares of the Company's restricted common stock at a conversion price of $.32 per share through
     December 31, 2002. The stated conversion price was equal to the market price of the common stock on the commitment date. The holder exercised the conversion feature on June 5, 2002.

     On September 20, 2002 (Commitment Date), the Company entered into a
     Securities Purchase Agreement that provides for the issuance of convertible notes payable up to an aggregate face value of $1,000,000 and warrants to acquire up to an aggregate 3,000,000 shares of the Company's common stock.
     The agreement provides for the funding of the notes in three traunches, of which the first two, amounting to $350,000 each with 1,050,000 warrants each were issued on September 20, 2002 and September 30, 2002, respectively. Each traunch  matures on the one year anniversary date of issuance, assuming no conversion or prepayment. On February 7, 2003, the remaining traunch ($300,000 in convertible notes and warrants to acquire
     900,000 shares of common stock) was funded upon the effective registration of the common shares underlying the debt and warrants. The convertible notes bear interest at 12% and are payable in one year from the date of issuance; interest is payable quarterly.

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

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.   Convertible debentures (continued):

     During September 2002, the Company allocated the proceeds received from the first two traunches of convertible notes and warrants between the securities based upon their relative fair values. Fair value for the warrants was determined using the Black-Scholes pricing model; the face value of the notes was considered by management to equal their respective fair values. As a result of this allocation, approximately $117,000 was recorded for the warrants as paid in capital in the month of September. The assumptions used to determine fair value under the Black-Scholes pricing model included an exercise price of $1.00, market price of $0.11 - $0.13, term of 1,080 days, volatility of 50%, and interest rate of 16%. In addition, the Company allocated the remaining proceeds of the convertible notes to the embedded beneficial conversion feature represented by the excess that the market value of the common stock on the commitment date exceeded the conversion rate. The debt will be accreted to its face value through periodic charges to interest expense over the term of the underlying notes. Similar accounting treatment will be afforded the contingent third traunch if and when it is funded.

     The effective interest rate on the convertible notes payable amounts to
     126%, assuming that the notes are held to maturity. The effective interest rate results from the amortization of discounts to the face value of the convertible notes payable, amortization of debt issue costs and the contractual interest rate over the term of the notes as follows:

                                                           Amount         Percent
         Discounts to face value:                    -------------- ---------------
           Beneficial conversion feature             $     583,000          83%
           Allocation to warrants                          117,000          18%
                                                     -------------- ---------------
                                                           700,000         101%

         Other interest expense:
           Amortization of debt costs                       88,000          13%
           Contractual interest rate                        84,000          12%
                                                     -------------- ---------------
                                                     $     872,000         126%
                                                     ============== ===============

     Amortization of the beneficial conversion feature and debt issue costs during the year ended December 31, 2002 amounted to $194,000 and $26,000, respectively.  Accrued interest relating to this debt was $23,000 at
     December 31, 2002.

     The accrual of interest expense and the amortization of discounts to the face value will be discounted upon conversion or prepayment of the convertible notes earlier than the maturity dates. Upon conversion, if any, the remaining carrying balance of the notes payable will be converted to equity, net of the unamortized debt issue costs. Upon prepayment, if any, the Company will recognize a loss to the extent that the carrying value of the notes payable, less unamortized debt issue costs, are less than the prepayment amount.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

9.Convertible debentures (continued):

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
     Penalty provisions under the Registration Rights Agreement provide for a cash payment of 2% of the outstanding face value of convertible notes payable for every full month following the 120-day period that the registration statement is not effective. As of December 31, 2002, the monthly penalty would amount to $14,000 for every month (prorated for partial months) following February 20, 2003.

     The convertible debt agreements issued under the Securities Purchase
     Agreement contain various restrictive covenants, including prohibitions on distributions of capital stock, stock repurchases, borrowings, sales of assets, advances and loans, and contingent liabilities. The Company was in compliance with these covenants at December 31, 2002. Additionally, these debt agreements contain cross-default provisions that result in a default
     n the event of an uncured default on any other Company indebtedness.

10. Income taxes:

     No provision or benefit for income taxes was required during the years ended December 31, 2002 and 2001 because the tax effects of operating losses and other temporary differences between the book and tax bases of assets and liabilities during those periods were offset by valuation allowances in the same amounts.

     A reconciliation of statutory federal income tax rate with the Company's effective income tax rate for the year ended as of December 31, 2002 and
     2001 is as follows:

                                                     2002           2001
                                                   -----------  -----------
         U.S. federal taxes statutory rate          (35.00)%      (35.00)%
           Increase (decrease):
              State taxes                            (3.25)%       (3.25)%
              Litigation settlement                    2.68%          -
              Non-deductible compensation              9.49%        9.90%
              Valuation allowances                    26.08%       28.35%
                                                   -----------  -----------
              Effective tax rate                        0.0%         0.0%
                                                   ===========  ===========

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

10.    Income taxes (continued):

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                       2002              2001
         Deferred tax assets (liabilities):
           Net operating loss                     $ 2,818,000      $  1,956,000
           Other                                      168,000           107,000
           Valuation allowance                     (2,986,000)       (2,063,000)
                                                  -----------      ------------
              Total deferred tax asset            $        -       $         -
                                                  ===========      ============

     As of December 31, 2002, the Company has net operating loss carryforwards of approximately $7,400,000 expiring in 2019 and 2002.

11.    Stockholders' equity:

  2002 Transactions:

     During the year ended December 31, 2002, 2,888,583 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and
     Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. Proceeds from the offering amounted to $338,500.

     During the year ended December 31, 2002, the Company issued 2,853,300 shares of restricted common stock to employees and directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $710,757 in the aggregate.

     During the year ended December 31, 2002, the Company issued 1,758,261 shares of restricted common stock to consultants as compensation for consulting services, which contained various vesting terms and conditions.
     The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $368,872 in the aggregate. Compensation expense of $130,485 was immediately recorded upon issuance and an additional $222,230 was amortized during the year ended December 31, 2002.

     During the year ended December 31, 2002, the Company issued 888,137 shares of restricted common stock to trade creditors to satisfy $170,032 in trade accounts payable. The common stock issued was valued based upon the trading market prices on the dates of issuance, and resulted in no gain or loss from extinguishments of these liabilities.

     During the year ended December 31, 2002, the Company issued 378,000 shares of restricted common stock to investors for financing fees. The common stock was valued based upon the trading market prices on the dates of issuance, or $49,140 in the aggregate.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

11.    Stockholders' equity (continued):

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

       During the year ended December 31, 2001, the Company issued 676,500 shares of restricted common stock to consultants as compensation for consulting services, which contained various vesting terms and conditions. The restricted common stock was valued based upon the trading market prices on the dates of issuance, or $800,005 in the aggregate.
       Compensation expense of $372,070 was immediately recorded upon issuance and an additional $297,483 was amortized during the period from issuance through year-end.

       Total stock-based compensation cost recognized is as follows:

                                    2002           2001
                                 ----------     ----------
       Employee and directors    $  710,757     $  368,550
       Consultants                  352,715        669,553
       Creditors                    170,032             -
       Financing fees                49,140             -
                                 ----------     ----------
                                 $1,282,644     $1,038,103
                                 ==========     ==========

12.    Related party transactions:

     Accounts receiveable, officer:

     In 2001, the Company loaned  $50,000 to two officers of the Company.  The officers repaid $20,000 during 2002 and the remainder is due in December
     2003.

     Due to related parties:

     Due to related parties consists of accounts payable to officers of the
     Company for expenses paid on behalf of the Company.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

12.    Related party transactions (continued):

     Other related party transactions:

     Under a Professional Services Agreement (the "1999 Agreement") effective
     March 25, 1999, 2,700,000 shares of restricted common stock were issued to
     Richard McBride, the Company's then President and Chief Executive Officer
     ("McBride") for services and responsibilities generally associated with the positions held. Upon issuance of stock under the plan, unearned compensation equivalent to the market value of the stock at the date of grant is charged to stockholders' equity and subsequently amortized over the three-year agreement. Expense associated with this agreement was
     $40,974 in 2001.

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

     McBride died on October 7, 2001. All restricted and unrestricted shares became immediately vested and were held by his estate.

     On December 12, 2002, the Company entered into a Patent Assignment
     Agreement (the "2002 Agreement") with the McBride Estate that provided for release of the Estate's obligations under the 2001 agreement in return for termination of the license and assignment of the patents licensed in the
     2001 agreement. In consideration of this assignment, the Company exchanged
     $93,856 in receivables from the Estate and 100,000 shares of restricted common stock having a value of $9,000, based upon quoted market prices on the date of the 2002 Agreement. The total value of the arrangement and the value of the licensing rights were allocated to patent costs and are being amortized over the remaining useful life assigned to these intangible assets of 5 years.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

13.    Commitments and contingencies:

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

     Litigation:

     The Company was recently a defendant to a consolidated class action lawsuit in the United States District Court for the Middle District of Florida
     against the Company and Richard L. McBride, the Company's former chief executive officer. The plaintiffs claimed violations of Sections 10(b) and
     20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In the five initial complaints, the plaintiffs to those actions alleged, among other things, that from March 30, 2000 to March 19, 2001, the Company and McBride misstated the Company's sales and revenue figures;
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

     In the second quarter of 2002, the Company reached an agreement in principle, in the form of a Memorandum of Understanding, to settle the action. In the settlement, the Company would tender 6,000,000 shares of its free trading common stock to the class participants. In addition, the
     Company would pay, up to a maximum of $125,000, for costs incurred by the plaintiffs in the litigation, plus the costs of settlement notice and administration.

     At the end of the Company's second fiscal quarter of 2002, management had determined that settlement was highly probable and estimated settlement costs of $1,200,000, (fair market value of the settlement shares at June
     30, 2002) plus $125,000 in legal fees, both of which were recorded in the second quarter.

     On December 17, 2002, the court approved the amended stipulation of settlement. The litigation settlement estimate was revised to $300,000 based on the closing market price of the stock of $.05 per share on
     December 17, 2002 plus an estimated $125,000 in legal fees.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

13.       Commitments and contingencies (continued):

     Litigation (continued):

     License agreements and royalties:

        o   License of Video Security System Technology: In December 2002, the
            Company entered into a licensing agreement with Satius, Inc.
            (formerly VideoCom, Inc. and Wire21 Inc.) for its powerline technologies, which are utilized in the SecureView product line.
            This agreement replaces the original license agreement entered into in October 1999 in its entirety. The agreement is effective through the expiration of the patents licensed in the agreement (through
            October 2012). The agreement obligates the Company to pay royalties equal to between $1 and $3 per unit of licensed products sold, with minimum annual royalties of between $240,000 and $480,000. $80,000 of expense related to this agreement was incurred during the year ended December 31, 2002.

        o   License of Underwater Camera Technology: In February 2001, the
            Company entered into a consulting and licensing agreement with
            Richard McBride for a license to exploit certain patented
            technologies for its SeaView product line. The agreement is effective through the expiration of patents licensed in the agreement (through July 2014). The Company paid 997,000 shares of the Company's common stock in 2001 for the license and recorded an intangible asset for the estimated fair value of the shares
            ($2,066,100), which is being amortized over 5 years. Amortization charged to operations in relation to these licensing rights was
            $392,559 and $361,568 in 2002 and 2001, respectively. This consulting and license agreement was terminated in December 2002 in conjunction with the assignment of these patents with the 2002
            Agreement and the licensing rights were reclassified as to patent costs.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

14.    Segment information:

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

                                                               2002
                                             ------------------------------------------
                                               Security      Marine
                                               Products     Products        Total
                                             ------------ -------------- --------------
       Net revenue                           $    431,207 $      273,434 $      704,641
       Cost of sales                             (300,144)      (178,168)     (478,312)
       Loss from write-down of inventory         (227,532)              ($      227,532)
                                             ------------ -------------- --------------
       Gross profit                         ($     96,469)$       95,266($        1,203)
       Research and development:             ============ ============== ==============
         Stock-based                                   -  $           -  $           -
         Other                               $         -  $      154,099 $      154,099

                                                               2001
                                             ------------------------------------------
                                               Security      Marine
                                               Products     Products        Total
                                             ------------ -------------- --------------
       Net revenue                           $    319,566  $     412,835  $     732,401
       Cost of sales                              196,733        181,599  $     378,332
                                             ------------ -------------- --------------
       Gross profit                          $    122,833  $     231,236  $     354,069
       Research and development:             ============ ============== ==============
         Stock-based                         $    414,647  $          -   $     414,647
         Other                               $         -   $      91,821  $      91,821

15.       Fourth Quarter Activity (unaudited):

     2002:

     The net loss and net loss per share in the fourth quarter of 2002 were lower than amounts experienced in the preceding three quarters because of a fourth quarter transaction for a change in accounting estimate. As discussed more completely in Note 13, the Company originally recorded a charge of $1,200,000 to account for the common stock to be issued under the settlement of a class action lawsuit. The proposed settlement stipulated that the Company would tender 6,000,000 shares of its free trading stock to the class participants. The Company initially used the closing market price of $.20 per share on June 28, 2002, (the date when the impending settlement was determined to be probable), the last trading day of the second quarter, to value the shares for the expense accrual. The settlement was approved by the court on December 17, 2002. The litigation settlement estimate was then adjusted to actual per the closing market price of the stock of $.05 per share on December 17, 2002. This change in accounting estimate from
     $1,200,000 to $300,000 resulted in a reduction in the litigation settlement accrual of $900,000, which was recorded in the fourth quarter of 2002.

     2001:

     The net loss and net loss per share in the fourth quarter of 2001 were higher than amounts experienced in the preceding three quarters because of certain fourth quarter transactions including (i) charges of $310,800 for employee stock-based compensation, (ii) charges of $262,570 for non-
     employee stock-based compensation and (iii) significant legal expenses of
     $22,800.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

16. Earnings per share computations:

                                                         2002          2001
                                                    ------------   ------------
       Net loss                                     ($4,285,516)   ($2,829,836)
                                                    ============   ============
        Weighted average common shares:
           Basic                                     33,917,115     21,193,616
                                                    ============   ============
           Dilutive securities                               -              -
                                                    ------------   ------------
           Diluted shares                            33,917,115     21,193,616
                                                    ============   ============
       Basic net income (loss) per share            ($      .13)   ($      .13)
                                                    ============   ============
       Diluted net income (loss) per share          ($      .13)   ($      .13)
                                                    ============   ============

       The table above excludes 11,667,000 shares of common stock contingently issuable upon the conversion of convertible debentures and 2,100,000 warrants to purchase common stock as such items would have an anti-
       dilutive effect on earnings per share of 2002.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

On March 21, 2002, with the approval of the Board of Directors, SeaView Video
Technology, Inc. engaged Aidman, Piser & Company P.A. as its principal accountant to audit the financial statements. We dismissed Carol McAtee, CPA on
March 21, 2002 as its principal accountant. Prior to the engagement of Aidman,
Piser & Company P.A., Carol McAtee, CPA had served as the principal accountant to audit our financial statements since the month of January 2000. Our Board of
Directors is responsible for the selection of our independent auditors.

Carol McAtee, CPA audited our financial statements for the years ended December
31, 2000, and 1999, and issued audit reports dated April 9, 2001 for fiscal year
2000, and March 21, 2000 for fiscal year 1999. During the two most recent fiscal years and the subsequent interim period preceding March 21, 2002 (date of dismissal), no report of Carol McAtee, CPA on our financial statements contained an adverse opinion or a disclaimer of opinion, nor was one qualified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and the subsequent interim period preceding March 21, 2002 (date of dismissal), there were no disagreements with
Carol McAtee, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Carol McAtee, CPA, would have caused disagreements in connection with its report on our financial statements for any such periods.

On April 30, 2001, Carol McAtee, CPA sent a letter to the Audit Committee and our management stating that certain deficiencies existed with the internal control design of SeaView, which in the opinion of Carol McAtee, CPA could affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. As a result of these internal control deficiencies, several audit adjustments were proposed and recorded to our financial statements for the fiscal year ended
December 31, 2000. Our Audit Committee and Board of Directors discussed the matter with Carol McAtee, CPA, and we have authorized Carol McAtee, CPA to respond fully to any inquiries of Aidman Piser & Company P.A. concerning the matter. There was no disagreement regarding the foregoing, and we believe we have remedied the internal control deficiencies.

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

During the two most recent fiscal years and the subsequent interim period preceding March 21, 2002 (date of engagement), neither us nor anyone on our behalf has consulted with Aidman, Piser & Company P.A. regarding either: (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Aidman, Piser & Company P.A. concluded was an important factor considered by the us in reaching a decision as to an accounting, auditing or financial reporting issue; or (b) any matter that was the subject of either a disagreement or any other event described above.

ITEM 9. MANAGEMENT.

      Name                    Age            Position
      ----                    ---            --------

George S. Bernadich, III       46      Chairman of the Board, President,
                                       and Chief Executive Officer
Michael A. Ambler              49      Chief Operating Officer
Douglas Bauer                  41      Chief Financial Officer and Secretary
Myles J. Gould*                60      Director
Dr. Bradford M. Gould*         33      Director

* Dr. Brad M. Gould is the son of Myles J. Gould.

Directors serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified.

GEORGE S. BERNARDICH, III

Mr. Bernardich joined us in November 2000 following a 28-year career with the
J.C. Penney Co., Inc. While at J.C. Penney Co., Inc., Mr. Bernardich's
employment included increasing levels of responsibility in store, district, and corporate level management. His most recent positions were Catalog Media Manager
/ Buyer and Director of Merchandise Synergies for the Eckerd Drug Division. Mr.
Bernardich initially served as our Chief Operating Officer until February 2001, when he became our President and Chief Executive Officer. His current term as a
Director will continue until the annual meeting of 2002.

MICHAEL A. AMBLER

Mr. Ambler joined us in February 2001, following a 28-year career with the J.C.
Penney Co., Inc. During his career with J.C. Penney Co., Inc., Mr. Ambler served in many areas at increasing levels of responsibility. His most recent responsibilities were Divisional Communications Manager, Senior Buyer,
Divisional Merchandise Manager, and a director within the catalog organization.

DOUGLAS A. BAUER

Mr. Bauer joined us in March of 2001. He received a bachelors degree in
Accounting from Miami University, Ohio in 1985, and spent an additional year at
Miami's European Center in Luxembourg studying international economics and political science. He spent three years with Price Waterhouse in the audit division of its Atlanta office before moving on to Guardian Industries, a worldwide glass manufacturer and fabricator, where he took the position of operations manager for two newly acquired fabrication businesses. Prior to joining SeaView, Mr. Bauer was a partner in Flowers Direct and eFlowers.com, and served three years as its COO and CFO.

MYLES J. GOULD

Mr. Gould has been a Director of us since April 1999, and his current term as a
Director will continue until the annual meeting of 2002. Mr. Gould has been involved in the development of real estate projects for more than 30 years. His firm, Gould & Company, is based in Atlanta, Georgia. Mr. Gould has developed over 2000 acres for diverse applications including shopping centers, office complexes, and multiple- and single-occupancy residential developments. He has spoken on many occasions on the subject of apartment-to-condominium conversions.
Mr. Gould formerly served as a Director for Modular Systems, Inc., a factory-assembled housing company.

DR. BRADFORD M. GOULD

Dr. Gould has been a Director of us since April 1999, and his current term as a
Director will continue until annual meeting of 2002. Dr. Gould received a
Bachelor's Degree in Marine Science and Biology from the University of Miami in
1992. He earned his Master's Degree from the University of Hawaii from 1992 through 1995, identifying pollutants and their sources in Manmala Bay, Honolulu.
After attending the Medical College of Georgia from 1995 to 1999, he entered the residency program at St. Vincent's Hospital, Jacksonville, Florida. Dr. Gould is
currently in the Residency Family Practice Program at Greenville Memorial
Hospital in South Carolina.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers,
Directors and Employees that applies to all of the officers, directors and employees of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

During the year ended December 31, 2002, no director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 filings, reports required by Section 16(a) of the
Exchange Act during the year ended December 31, 2002. The foregoing is based solely upon a review of Form 3, Form 4 and Form 5 filings furnished to the
Company during the year ended December 31, 2002, certain written representations and shareholders who, to the best of our knowledge, hold 10 percent or more of our shares.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2002, 2001 and 2000 exceeded $100,000:

SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

                                                                   Other
                                                    Annual      Restricted    Options      LTIP
 Name & Principal              Salary     Bonus     Compen-       Stock        SARs       Payouts      All Other
     Position          Year     ($)        ($)      sation ($) Awards($)(1)   (#)(1)        ($)      Compensation
-------------------- ------- ---------- ---------- ----------  ------------ ----------- ------------ --------------
George Bernadich III   2002    14,954          0          0        220,385         0            0             0
(2)                    2001    65,625          0          0        136,500         0            0             0
Chairman, President    2000     6,250          0          0              0         0            0             0
and CEO

Michael Ambler (3)     2002    90,529          0          0        191,055         0            0             0
Chief Operating
Officer                2001     6,250          0          0         63,000         0            0       109,083
                       2000         -          -          -              -         -            -             -

Douglas Bauer          2002    49,954          0          0        186,425          0           0             0
Chief Financial        2001         0          0          0         73,500          0           0             0
Officer,Secretary      2000         -          -          -              -          -           -             -

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
         Bernardich received 325,000 shares of common stock in lieu of salary, valued at $136,500. In 2002, Mr. Bernardich received 878,400 shares of common stock in lieu of salary, valued at $220,385. Refer to Note 1 above for additional information regarding the restricted stock awards.

3.       Mr. Michael Ambler joined us in late February of 2001 as COO, but did not begin salary compensation until December of 2001. In
         September of 2000, prior to joining us, Mr. Ambler received shares of restricted common stock for a 2 year consulting agreement, of which $109,083 as amortized in fiscal year 2001. In 2001, Mr. Ambler received 150,000 shares of common stock in lieu of salary valued at
         $63,000. In 2002, Mr. Ambler received 761,500 shares of common stock in lieu of salary valued at $191,055. Refer to note 1 above for additional information on the restricted stock awards.

4.       Mr. Bauer joined us in March of 2001 as Chief Financial Officer but did not begin salary compensation until January 2002.  In 2001, Mr.
         Bauer received 175,000 common stock valued at $73,500, in lieu shares of, Mr. Bauer received 745,600 shares of common stock valued at
         $186,425. Refer to note 1 above for additional information on the restricted stock awards.

         No options were granted or exercised during our fiscal year ended
December 31, 2002.

         Directors and Committee Members did not receive, and were not eligible for, compensation from us during the fiscal year ending December 31, 2002.

         During the fiscal year ending December 31, 2002 the Board of Directors served as the Compensation Committee with regard to executive compensation, in the absence of a formal committee.

         Other than base salaries, there are no additional compensation plans or policies in place for any executive officer as of date. No cash bonuses were granted during fiscal year 2002 Restricted stock compensation to officers when issued are in lieu of salary and approved by the Board of Directors. Currently, all stock compensation is issued in the form of restricted shares at a 50%
discount to a 50 day moving average and, for accounting purposes, are valued at the prevailing closing market price on the day of issuance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 11, 2003 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o SeaView Video Technology, Inc., 200
Madonna Drive Boulevard, Tierra Verde, FL 33715.

                                                 Shares Beneficially Owned(1)
                                                  -------------------------

Name and Address of Beneficial Owner             Number         Percent
----------------------------------------- ----------------- ------------------
George Bernardich, III                         4,406,900         10.36%
Michael Amber                                  2,270,500          5.34%
Douglas Bauer                                  1,630,967          3.86%
Myles J. Gould                                 1,255,776          2.95%
Bradford M. Gould                                 50,000             *
Total securities held by officers              9,614,143         22.61%
and directors as a group (5 people):

* Less than 1%

(1) Beneficial Ownership is determined in accordance with the rules of the
Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2003 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         December 12, 2002, the Company entered into a Patent Assignment
Agreement (the "2002 Agreement") with the McBride Estate that provided for release of the Estate's obligations under the 2001 agreement in return for termination of the license and assignment of the patents licensed in the 2001 agreement. (See note 12 to the financial statements.) In consideration of this assignment, the Company exchanged $93,856 in receivables from the Estate and
100,000 shares of restricted common stock having a value of $9,000, based upon quoted market prices on the date of the 2002 Agreement. The total value of the arrangement and the value of the licensing rights were allocated to patent costs and are being amortized over the remaining useful life assigned to these intangible assets of 5 years.

As of December 31 2002 the Company raised $338,500 of capital through its private equity placement offering through the issuance of 2,888,583 shares of restricted common stock. It has not raised any additional capital through private equity placement in fiscal year 2003.

         As of December 31, 2002, Messrs. Bernardich, Bauer and Ambler have received 887,400, 745,700 and 761,500 shares of our restricted common stock in lieu of salary.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 EXHIBITS

Exhibit
Number           Description

3.1            Amendment to the Articles of Incorporation
3.2            Bylaws

99.1           Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

99.2           Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, As Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of  2002.

99.3           Code of Ethics and Business Conduct of Officers, Directors and
               Employees

Reports filed on Form 8-K: None

ITEM 14. CONTROLS AND PROCEDURES.

         As of December 31, 2002, an evaluation was performed by our Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Chief Accounting Officer, concluded that our disclosure controls and procedures were effective as of December 31,
2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to
December 31, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) SEAVIEW VIDEO TECHNOLOGY, INC.

By  /s/ GEORGE S. BERNARDICH, III
        GEORGE S. BERNARDICH, III, President/Chief Executive Officer
        April 15, 2003

By  /s/ DOUGLAS BAUER
        DOUGLAS BAUER, Chief Financial Officer
        April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ GEORGE S. BERNARDICH, III
        GEORGE S. BERNARDICH, III, Chairman, Director
        April 15, 2003

By  /s/ DOUGLAS BAUER
        DOUGLAS BAUER, Chief Financial Officer
        April 15, 2003

By  /s/ MILES GOULD
        MILES GOULD, Director
        April 15, 2003

By  /s/ BRAD GOULD
        BRAD GOULD, Director
        April 15, 2003

                                 CERTIFICATIONS

I, George S. Bernardich, III, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Seaview Video
     Technology, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annually report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annually  report;

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

6.   The registrant's other certifying officer and I have indicated in this annual  report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ George S. Bernardich, III
--------------------------------------
    George S. Bernardich, III
    Chief Executive Officer

I, Douglas Bauer, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Seaview Video
     Technology, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annually  report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annually  report;

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

6.   The registrant's other certifying officer and I have indicated in this annual  report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/ Douglas Bauer
--------------------------------------
    Douglas Bauer
    Chief Financial Officer