Form 10QSB
period 2003-03-31
SEAVIEW VIDEO TECHNOLOGY INC
filed 2003-05-20
CIK 894536

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Total number of shares of Common Stock, as of May 17, 2003: 46,983,989

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

                        Seaview Video Technology, Inc. Condensed
                        Statements of Operations (Unaudited)...........F-4 - F-5

                        Seaview Video Technology, Inc. Condensed
                        Statements of Cash Flows (Unaudited).................F-6

                        Seaview Video Technology, Inc. Notes to
                        Condensed Financial Statements March 31,
                        2002 and 2001 (Unaudited).....................F-7 - F-13

         Item 2. Management's Discussion and Analysis or Plan
                 of Operations.................................................3

         Item 3. Controls and Procedures......................................13

Part II. OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                         March 31,
                                          2003                   December 31,
                                       (Unaudited)                   2002
Current assets:                    -------------------        -------------------
   Cash                            $             2,381        $            5,364
   Accounts receivable, net                     75,037                   139,282
   Accounts receivable, officer                 30,000                    30,000
   Inventories                                 240,499                   237,526
   Prepaid expenses                             41,856                    29,457
   Deferred finance costs                       43,726                   61,889
                                   -------------------        -------------------
     Total current assets                      433,499                   503,518

Intangible assets, net                       1,343,896                 1,396,218
Property and equipment, net                    254,463                   267,559
                                   -------------------        -------------------
     Total assets                  $         2,031,858        $        2,167,295
                                   ===================        ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                $         1,059,325        $          887,353
   Accrued expenses                            456,169                   401,073
   Due to related parties                           -                     98,655
   Notes payable, related parties                   -                     30,000
   Convertible debentures                      637,876                   194,444
   Deferred revenue                            127,907                    47,407
   Litigation settlement                       300,000                   300,000
                                   -------------------        -------------------
     Total current liabilities               2,581,277                 1,958,932
                                   -------------------        -------------------
Commitments and contingencies (Note 13)             -                         -

Stockholders' equity (Deficit):
   Common stock, $.001 par value,
    authorized 100,000,000
    shares; 41,753,577 shares issued
     37,386,110 shares outstanding              42,107                    37,740
   Additional paid-in capital               11,535,435                11,364,844
   Treasury stock, at cost,
    353,575 shares                 (277,757)        (277,757)
-----------
   Unearned restricted stock
    compensation                   (101,912)        (146,659)
   Accumulated deficit             (11,747,292)        (10,769,805)
                                   -------------------        -------------------
   Total stockholders' equity      (549,419)                   208,363
   (deficit)
     Total liabilities and
       stockholders' equity        $        2,031,858         $        2,167,295
       (deficit)                  ===================        ===================

   The accompanying notes are an integral part of these financial statements.

                          SEVIEW VIDEO TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                               Three Months Ended
                                                    March 31,
                                          2002                       2001
                                   -------------------        -------------------
Net revenue                        $           345,601        $          126,616
Cost of goods sold                             262,833                    64,861
                                   -------------------        -------------------
            Gross profit (loss)                 82,768                    61,755
                                   -------------------        -------------------
Operating expenses:
   Salaries and wages                          220,825                   400,463
   Professional and consulting fees            140,253                   143,327
   Depreciation and amortization               130,318                   121,705
   Research and development                     53,866                   113,058
   Advertising and promotions                   30,204                   106,594
   Rent and utilities                           25,913                    32,432
   Other expenses                              144,298                    66,153
                                   -------------------        -------------------
     Total operating expenses                  745,677                   983,732
                                   -------------------        -------------------
Loss from operations               (662,909)        (921,977)

Interest expense                   (281,108)                 -
                                   -------------------        -------------------
Loss before income taxes           (944,107)        (921,977)

Income tax (expense) benefit                       -                         -
                                   -------------------        -------------------
Net loss                           ($         944,107)        ($        921,977)
                                   ===================        ===================
Net loss per common share          ($                )        ($            .03)

Weighted average common shares
 outstanding, basic and diluted                                       29,765,289

   The accompanying notes are an integral part of these financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                          2003                       2002
                                   ------------------         ------------------
Cash flows from operating
  activities:
   Net loss                        ($         977,487)        ($        921,977)
   Adjustments to reconcile net
    loss to net cash flows
     from operating activities:
       Depreciation                             15,496                    18,400
       Amortization of                         182,232                   137,515
                                                23,472                         -
       Accretion of debt discount              213,489                         -
       Stock-based compensation                  7,620                   342,791
       Changes in operating assets
        and liabilities:
         Accounts receivable                    64,245        (1,512)
         Inventories               (2,973)                    92,695
         Prepaid expenses          (12,399)                    25,690
         Accounts payable                      171,972                    30,159
         Accrued expenses                      119,879                    32,504
         Deferred revenue                       80,500        (1,164)
                                   ------------------         ------------------
Net cash flows from operating
  activities                       (137,426)        (244,899)
                                   ------------------         ------------------
Cash flows from investing
  activities:
   Purchases of property
    and equipment                  (2,400)        (5,613)
   Advances on note receivable                     -          (74,439)
                                   ------------------         ------------------
Net cash flows from investing
   activities                      (2,400)        (80,052)

Cash flows from financing
   activities:
   Repayments of
   related parties                (30,000)                      -

   Proceeds from factoring
     receivables                                                            -
   Proceeds from sales of
     common stock                                6,500                   227,500
       debentures                              248,998                    96,150
                                   ------------------         ------------------
Net cash flows from financing
 activities                                    136,843                   324,010
                                   ------------------         ------------------

   The accompanying notes are an integral part of these financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (Unaudited)

Net change in cash and
 cash equivalents                  (2,983)        (941)
Cash and cash equivalents
 at beginning of period                          5,364                     5,233
                                   -------------------        -------------------
Cash and cash equivalents
 at end of period                    $           2,381         $           4,292

                   NONCASH INVESTING AND FINANCING ACTIVITIES

                                               Three Months Ended
                                                    March 31,
                                          2003                       2002
                                   -------------------        -------------------

Conversion of convertible
 debentures to common stock        $            56,000        $          100,000
                                   ===================        ===================
Issuance of, stock for
 licensing rights                  $            37,500        $                -
                                   ===================        ===================
Issuance of, stock in connection
 with distributorship
  agreement                        $            25,000        $       -
                                   ===================        ===================
Issuance of stock for
 financing fees                    $            10,313        $       -
                                   ===================        ===================
Deferred finance costs
 funded through proceeds from
 convertible debentures            $             4,500        $       -
                                   ===================        ===================

   The accompanying notes are an integral part of these financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

1.   Basis of presentation:

     The Company's interim financial statements included  herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
     Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended
     March 31, 2003, are not necessarily indicative of the results that can be expected for a full fiscal year.

2.   Liquidity and management's plan's:

     The accompanying financial statements have been prepared assuming that the
     Company will continue as a going concern. However, the Company has incurred operating losses of $662,909 and $921,977 during the three months ended
     March 31, 2003 and 2002, respectively. In addition, during those quarters, the Company has used cash of $41,567 and $244,899 in its operating activities and has a net working capital deficiency of $2,115,539 at March
     31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's losses have arisen as a result of weak Marine Product Segment sales, driven largely by the economic downturn in the marine industry. In addition, the Company has devoted significant efforts in the further development and marketing of products in its Security Products Segment, which, while now showing improved revenues cannot yet be classified as sufficient to fund operations for any period of time.

     The Company's ability to continue as a going concern is dependent upon (i)
     raising additional capital to fund operations (ii) the further development of the Security Products Segment products and (iii) ultimately the achievement of profitable operations. During the three months ended March
     31, 2003, the Company raised $300,000 from financing activities from the sale of convertible debt securities. Management is currently addressing several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

3.   Factored accounts receivable:

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
     During the three months ended March 31, 2003, the Company received aggregate proceeds of $42,000 under the factoring arrangement, related to gross factored accounts receivable of $56,000. The Company is accounting for this accounts receivable factoring arrangement as a secured borrowing pursuant to SFAS No. 140, Accounting for Transfers and Servicing of
     Financial Assets and Extinguishments of Liabilities. The Company's assets, including accounts receivable, inventory and property and equipment secure the agreement. The related service charge is reflected in interest expense in the period that the accounts receivable are transferred. Factoring fees of approximately $2,000 were incurred during the three months ended March
     31, 2003. There were only nominal factored accounts receivable outstanding as of March 31, 2003.

4.   Intangible assets:

     During the three months ended March 31, 2003, the Company issued 750,000 and 500,000 shares of restricted common stock in conjunction with a licensing agreement and a distributorship agreement, respectively. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $37,500 and $25,000, respectively, in the aggregate. The fair value of the licensing rights and the distributorship agreement were capitalized as intangible assets and are being amortized over their estimated useful lives of five years.

     The Company recorded amortization expense of $111,697, $1,875 and $1,250, respectively, in connection with patents, licensing rights and the distributorship agreement for the three months ended March 31, 2003.

4.   Intangible assets (continued):

     Intangible assets consist of the following at March 31, 2003:

                                               Security             Marine               DC
                                               Products            Products             Trans               Total
                                          ------------------  ------------------  ------------------  ------------------
       Patents                            $       1,427,813   $         741,148   $              -   $      2,168,961
       Licensing rights                              37,500                   -                  -             37,500
       Distributorship agreement                          -                   -             25,000             25,000
       Less: accumulated
         amortization                     (584,096)  (302,219)  (1,250)  (887,565)
                                          ------------------  ------------------  ------------------  ------------------
                                          $         881,217   $         438,929   $         23,750   $      1,343,896
                                          ==================  ==================  ==================  ==================
     Estimated future amortization is as follows:

         Year ending March 31,
                        2004                         $         459,288
                        2005                                   459,288
                        2006                                   403,445
                        2007                                    12,500
                        2008                                     9,375
                                                     ------------------
                                                     $       1,343,896
                                                     ==================
5.   Notes payable, related parties:

     Notes payable, related parties as of December 31, 2002 consisted of $30,000 of borrowings from a member of the Company's Board of Directories and his immediate family members under various short-term non-interest bearing note agreements. These borrowings were repaid during the three months ended
     March 31, 2003.

6.   Convertible debentures:

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

     During February 2003, the Company allocated the proceeds received from the third and final traunch of convertible notes and warrants between the securities based upon their relative fair values. Fair value for the warrants was determined using the Black-Scholes pricing model; the face value of the notes was considered by management to equal their respective fair values. As a result of this allocation, approximately $9,800 was recorded for the warrants as paid in capital in the month of February. The assumptions used to determine fair value under the Black-Scholes pricing model included an exercise price of $1.00, market price of $0.05, term of
     1,080 days, volatility of 50%, and interest rate of 16%. There was no beneficial conversion feature related to the third traunch of financing.

6.   Convertible debentures (continued):

     The effective interest rate on the convertible notes payable amounts to
     126%, assuming that the notes are held to maturity. The effective interest rate results from the amortization of discounts to the face value of the convertible notes payable, amortization of debt issue costs and the contractual interest rate over the term of the notes as follows:

                                                       Amount              Percent
                                                -----------------    -----------------
         Discounts to face value:
           Beneficial conversion feature        $         290,200                 97%
           Allocation to warrants                           9,800                  3%
                                                -----------------    -----------------
                                                          300,000                100%

         Other interest expense:
           Amortization of debt costs                      10,000                  3%
           Contractual interest rate                       36,000                 12%
                                                -----------------    -----------------
                                                $         346,000                115%
                                                =================    =================

     Amortization of the beneficial conversion feature and debt issue costs during the three months ended March 31, 2003 amounted to $213,000 and
     $23,000, respectively. Accrued interest relating to this debt was $49,000 at March 31, 2003.

     During the three months ended March 31, 2003, $56,000 of the face value of these debentures were converted into 2,252,217 shares of common stock at a conversion price of between $0.0238 and $0.026. The shares issued were valued in accordance with the Securities Purchase Agreement dated September
     20, 2002, which approximates a 50% discount to the market price.

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

7.   Stockholders' equity:

     2003 Transactions:

     During the three months ended March 31, 2003, 125,000 shares of the
     Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. Proceeds from the offering amounted to $6,000.

     During the three months ended March 31, 2002, the Company issued 42,000 shares of restricted common stock to employees and directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $2,100 in the aggregate.

     During the three months ended March 31, 2002, the Company issued 2,252,217 shares of free trading common stock in accordance with five conversion notices received by the Company from the holders of the Company's 12%
     convertible debentures. The shares issued were valued in accordance with the Securities Purchase Agreement dated September 20, 2002, which approximates a 50% discount to the market price. The average share price for the five conversions was $.0249 per share, or $56,000 in the aggregate.

     During the three months ended March 31, 2002, the Company issued 492,000 shares of free trading common stock to professional research and development consultants as compensation for consulting services and royalties. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $25,520 in the aggregate. Additionally, $44,747 of compensation expense was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultants as compensation in previous years.

     During the three months ended March 31, 2003, the Company issued 750,000 and 500,000 shares of restricted common stock in conjunction with a licensing agreement and a distributorship agreement, respectively. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $37,500 and $25,000, respectively, in the aggregate. The fair value of the licensing rights and the distributorship agreement were capitalized as intangible assets and are being amortized over their estimated useful lives of five years. The
     Company recorded amortization expense of $1,875 and $1,250, respectively, in connection with these licensing rights and the distributorship agreement for the three months ended March 31, 2003.

7.   Stockholders' equity (continued):

     2003 Transactions (continued):

     During the three months ended March 31, 2003, the Company issued 206,250 shares of restricted common stock to investors for financing fees. The common stock was valued based upon the trading market prices on the dates of issuance, or $10,313 in the aggregate.

     On May 19 2003, the Company entered into three separate consulting agreements wherein the Company granted 4,200,000 shares of free trading common stock to consultants as compensation for consulting services.
     1,025,000 of these shares were issued immediately upon registration of the shares on Form S-8 to begin the first phase of the services to be provided.
     Subsequent issuances of shares, up to the total amount outlined in the agreements, will be issued at the Company's discretion, based on performance, as defined by the Company, over a period not to exceed one year. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $41,000 in the aggregate. This amount will be recognized as stock-based compensation during the second quarter of 2003.

     2002 Transactions:

     During the three months ended March 31, 2002, 1,431,250 shares of the
     Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. Proceeds from the offering amounted to $170,000.

     During the three months ended March 31, 2002, the Company issued 963,500 shares of restricted common stock to employees and directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $257,413 in the aggregate.

7.  Stockholders' equity (continued):

     2002 Transactions (continued):

     During the three months ended March 31, 2002, the Company issued 671,212
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

     Total stock-based compensation cost recognized for the three months ended
     March 31, 2003 and 2002 is as follows:

                                            2003                2002
                                      ------------          ------------
     Employee and directors            $    2,100            $  257,413
     Consultants                           70,267               154,378
     Licensing rights                      37,500                    -
     Distributorship agreement             25,000                    -
     Financing fees                        10,313                    -
                                      ------------          ------------
                                       $  145,180            $ 411,791
                                      ============          ============

8.  Commitments and contingencies:

       License agreement, royalties and distributorship agreement:

        o   License of Video Security System Technology: In December 2002, the
            Company entered into a licensing agreement with Satius, Inc.
            (formerly VideoCom, Inc. and Wire21 Inc.) for its powerline technologies, which are utilized in the SecureView product line.
            This agreement replaces the original license agreement entered into in October 1999 in its entirety. The agreement is effective through the expiration of the patents licensed in the agreement (through
            October 2012). The agreement obligates the Company to pay royalties equal to between $1 and $3 per unit of licensed products sold, with minimum annual royalties of between $240,000 and $480,000. $40,000 of expense related to this agreement was incurred during the three months ended March 31, 2003. Additionally, during the first quarter of 2003, the Company issued 750,000 shares of the Company's common stock in connection with this license and recorded an intangible asset for the estimated fair value of the shares ($37,500), which is being amortized over 5 years. Amortization charged to operations in relation to these licensing rights was $1,875 for the three months ended 2003.
                                      F-14

9.     Segment information:

       Beginning in March 31, 2003, the Company operates in three identifiable industry segments. The Company's Marine Products Segment is engaged in the sale of underwater video cameras, lights and accessories, principally to retail sporting goods businesses throughout the United States. The
       Company's Security Products Segment is engaged in the development and sale of video security systems to retail, commercial and governmental entities throughout the United States. The Company's DC Transportation
       Products Segment is engaged in the development and sale of powerline rear and side vision systems for all classes of vehicles in the transportation industry to distributors and original equipment manufacturers throughout the United States. There are no significant concentrations of revenue with any one customer. The Company's facilities and other assets are, generally, not distinguished among the identifiable segments. Other financial information about the Company's segments is as follows:

                                                                                   2003
                                                           -----------------------------------------------------------
                                                Security            Marine            DC Trans
                                                Products           Products           Products              Total
                                            ----------------  ----------------    ----------------   ----------------
       Net revenue                          $       149,878   $         137,890   $         57,833   $        345,601
       Cost of sales                                179,713              63,610   $         19,510   $        262,833
                                            ----------------  ----------------    ----------------   ----------------
       Gross profit                         ($       29,835)  $          74,280   $         38,323   $         82,768
       Research and development:            ================  ================    ================   ================
           Stock-based                      $             -   $               -   $         25,520   $         25,520
           Other                            $        14,220   $               -   $         14,126   $         28,346

                                                                                     2002
                                                           -----------------------------------------------------------
                                                Security            Marine               DC
                                                Products           Products             Trans               Total
                                            ----------------  ----------------    ----------------   ----------------
       Net revenue                          $         48,140  $           78,476  $              -   $         126,616
       Cost of sales                                  23,750              41,111  $              -   $          64,861
                                            ----------------  ----------------    ----------------   ----------------
       Gross profit                         $         24,390  $           37,365  $              -   $          61,755
                                            ================  ================    ================   ================
       Research and development:
           Stock-based                      $         85,378  $               -   $              -   $          85,378
           Other                            $         27,680  $               -   $              -   $          27,680

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations

        Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect,"
"anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

         --   discuss our future expectations;
         --   contain projections of our future results of operations or of our financial condition; and
         --   state other "forward-looking" information.

         We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

During the quarterly period ended March 31, 2003, the Company achieved its largest quarterly sales volume since the placement of the new management team in
March of 2001. In addition to sales gains in both the Security and Marine product segments, the first quarter included initial shipments of the Company's
Powerline Vision Systems (PLVS), the core product of the Company's new DC
Transportation products segment. PLVS is a rear and side vision system for all classes of vehicles in the transportation industry.

Through research and extensive discussions with representatives in the transportation industry, management identified a significant need for a better method of delivering video signals in waste-hauling vehicles, Class 8 tractor-trailer combinations, and "5th Wheel" towable recreational vehicles.
Management recognized the opportunity, and began developing prototype versions of the power line carrier video technology for use in direct-current (DC)
applications. Following a series of revisions to meet SAE requirements, production units became available in the first quarter of 2003.

In addition, the Company signed its first exclusive master distributorship agreement with The Tyman Group, LLC, to sell and distribute Powerline Vision
Systems exclusively to the waste hauling, materials handling, and special utility vehicles markets in North America.

During the quarter, the Company began receiving its first sizeable quantity of components for both its Security and DC Transportation products from its supplier in China. In addition, the Company's management traveled to China to finalize the manufacturing and credit agreements and expects these agreements to be formalized and in place midway through the second quarter.

As reported in the Company's 10KSB for the year ended December 31, 2002, the
Company was able to obtain financing in the form of a convertible debenture in
September of 2002. (See Liquidity & Capital Resources or Note 6 to the Financial
Statements.) Despite this initial financing, the Company remains in an undercapitalized position and raising additional capital to finance expected growth remains one of management's chief priorities.

Results of Operation

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

NET REVENUE. Net revenue increased 173% from $126,616 for the three months ended March 31, 2002 to $345,601 for the three months ended March 31, 2003.
Marine product segment sales were $137,890 or 40% of total revenues for the three months ended March 31, 2003 compared to $78,476 or 62% of total revenues, for the three months ended March 31, 2002. Overall, marine product sales increased $59,414, or 76%. Security product segment sales were $149,878 or 43%
of total revenues for the three months ended March 31, 2003 compared to $48,140 or 38% of the total revenues for the three months ended March 31, 2002. Overall
Security product segment sales increased $101,738 or 211%. DC Transportation product segment sales were $57,832 or 16% of total revenues for the three months ended March 31, 2003. The DC Transportation product segment is a new segment and therefore no comparative analysis can be made. The increase in the marine product segment sales is attributed to the Company's recommitment to participating in regional boat shows and initial entry into the mass retail market. The growth in the security products segment is due primarily to the addition of new customers in the form of consumer electronics retailers and cataloguers.

COST OF GOODS SOLD. Cost of Goods sold increased 305% from $64,861 for the three months ended March 31, 2002 to $262,833 for the three months ended
March 31, 2003. As a percentage of net revenue, cost of goods sold increased to
76% for the three Months ended March 31, 2003, from 51% for the three months ended March 31, 2002. Cost of goods sold for the marine products segment increased $22,499, or 55%, from $41,111 for the three months ended March 31,
2002 to $63,610 for the same period ended 2003. As a percentage of net revenue, cost of goods sold for the marine product segment decreased to 46% for the three months ended March 31, 2003, from 52% for the same period ended 2002. Cost of goods sold for the security products segment increased $155,963 or 657%, from
$23,750 for the three months ended March 31, 2002 to $179,713 for the same period ended 2003. As a percentage of revenue, cost of goods sold for the security products segment increased to 120% for the three months ended March 31,
2003 from 49% for the same period ended 2002. (See discussion below) Cost of
Goods Sold for the DC Transportation product segment was $19,510 or 34% as a percentage of net revenues. The DC Transportation product segment is a new segment and therefore no comparative analysis can be made.

The decrease in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by the participation in regional boat shows where the Company's marine products are sold at full retail prices.
The increase in the cost of goods sold as a percentage of net revenues for the security products segment was driven primarily by two factors. First, was
Management's decision to base its pricing on the new cost structure from its overseas manufacturer, principally, China, which will commence on a larger scale during the second fiscal quarter of 2003. This pricing structure has allowed management to meet targeted price points as requested by large consumer retail buyers. Second, during the quarter, in a continuing effort to liquidate its domestic inventory, the Company continued to purchase needed components, at costs significantly higher than its future overseas cost structure will be.
These purchases were necessary due to design and regulatory requirements as the
Company transitions to a new manufacturer. For the quarter ended March 31, 2003, the impact on the cost of goods sold for purchases made at prices greater than the lower of cost or market was $56,813. Adjusting for the lower of cost or market, the cost of goods sold for the security products segment would have been
$122,900 or 82% of net revenues for the three months ended March 31, 2003.

GROSS PROFIT MARGIN. Gross profits on sales for the three months ended
March 31, 2003 amounted to $82,768, or 24% of net revenues, compared to $61,755, or 49% of net revenues, for the three months ended March 31, 2002. The marine products segment contributed $74,280 and $37,365 of the total gross profit for the three months ended March 31, 2003 and 2002, respectively. The security products segment contributed ($29,835) and $24,390 of the total gross profit for the three months ended March 31, 2003 and 2002, respectively. The gross profit percentage for the marine products segment increased from 48% for the three months ended March 31, 2002 to 54% for the three months ended March 31, 2003.
The gross profit percentage for the security products segment decreased from 51%
for the three months ended March 31, 2002 to (-20%) for the three months ended
March 31, 2003.

The increase in the gross margin as a percentage of net revenues for the marine products segment was driven primarily by the participation in regional boat shows where the Company's marine products are sold at full retail prices. The decrease in the gross margin as a percentage of net revenues for the security products segment was driven primarily by two factors. First, was Management's decision to base its pricing on the new cost structure from its overseas manufacturer, principally, China, which will commence on a larger scale during the second fiscal quarter of 2003. This pricing structure has allowed management to meet targeted price points as requested by large consumer retail buyers.
Second, during the quarter, in a continuing effort to liquidate its domestic inventory, the Company continued to purchase needed components, at costs significantly higher than its future overseas cost structure will be. These purchases were necessary due to design and regulatory requirements as the
Company transitions to a new manufacturer. For the quarter ended March 31, 2003, the impact on the gross margin for purchases made at prices greater than the lower of cost or market was $56,813. Adjusting for the lower of cost or market, the gross margin for the security products segment would have been $26,978 or
18% of net revenues for the three months ended March 31, 2003.

SALARIES AND WAGES. Salaries and Wages decreased 45% from $400,463 for the three months ended March 31, 2002 to $220,825 for the three months ended
March 31, 2003. The decrease was due primarily from the elimination of stock based compensation. Salary and Wages is comprised of employee wages, stock based compensation, and temporary labor. During the three months ended March 31, 2003, stock based compensation totaled $2,100 or 1% of total salary and wages.

ADVERTISING AND PROMOTION. Advertising and promotions decreased 72% from
$106,594 for the three months ended, March 31, 2002 to $30,204 for the three months ended, March 31, 2003. The decrease was due primarily to Management's strategy to attempt to sell directly to dealers and large consumer retailers rather than marketing direct to the consumer. Budgetary restrictions also contributed to the decrease as management used available capital to finance inventory and accounts receivable. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions. The
Company expects advertising and promotions expense to increase in future financial periods.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased 7% from $121,705 for the three months ended March 31, 2002 to $130,318 for the three months ended March 31, 2003. On February 14, 2001, we entered into a Licensing Agreement with our former Chairman, Richard McBride that provided for a license to exploit certain patented technologies owned by McBride that are associated with technologies under development in connection with our security products segment. We exchanged 1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services.
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

RESEARCH & DEVELOPMENT. Research and development expense decreased 52%
from $113,058 for the three months ended March 30, 2002, to $53,866 for the three months ended March 31, 2003. In addition, non-cash stock-based research and development, principally in the form of consulting services, comprised
$25,520, or 47%, of total expense for the three months ended March 31, 2003, compared to $85,378, or 76%, of total expense for the three months ended March
31, 2002. The decrease was due primarily to the completion of several projects in the fourth quarter of fiscal year ended December 31, 2002. Budgetary restrictions also contributed to the decrease as management used available capital to finance inventory and accounts receivable. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security and DC Transportation product segments. For the three months ended March 31, 2003, of the total Research & Development expenditures, $14,220 or 26% was for the development of the security product segment, and $39,646 or 74% was for the development of the DC Transportation product segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated.
The Company plans to continue funding the security and DC transportation product segments for the next several years, as well as, new product segments currently in the planning phases.

RENT AND UTILITIES. Rent and utilities decreased 20%, from $32,432 for the for the three months ended March 31, 2002, to $25,913 for the three months ended March 31, 2003. The decrease was directly related to the Company's move to smaller and less expense office space. The Company moved to the new space on
June 30, 2002. Rent and utilities includes office rent, storage, telephone, and utilities.

PROFESSIONAL FEES. Professional and consulting fees decreased 2% from
$143,327 for the three months ended March 31, 2002 to $140,253 for the three months ended March 31, 2003. The expenditures for the three months ended March
31, 2003 were consistent with the prior period ended March 31, 2002. Overall legal fees relating to the Company's defense of a class action law suite were reduced significantly due to the settlement.(See legal proceedings, Part II).
The decrease was offset by an increase and accounting and legal fees relating the filing of the Company's SB-2 registration statement with the Securities
& Exchange Commission as required under the Company's financing arrangements
(See note 6 to the Financial Statements). Professional and consulting fees include fees paid to attorneys, accountants, and business consultants.
Professional and consulting fees includes non-cash stock based compensation of
$5,520 for the three months ended March 31, 2003.

OTHER EXPENSES. Other expenses increased 118% from $66,153 for the three months ended March 31, 2002 to $144,298 for the three months ended March 31,
2003. The increase was the result of two factors. First, freight costs are a function of revenues, and therefore increased proportionally due to the 173%
sales gain as compared to the same three month period ended in 2002. In addition, the Company incurred non-recurring freight charges associated with specialty packaging, required by a new customer, and packaged on the west coast.
Second, the Company incurred additional travel costs associated with the launching of the Powerline Vision System product and travel to the far east to solidify supplier agreements. Other expenses also includes travel, freight, supplies, property taxes, insurance, bank charges, and various other expenses that are classified as miscellaneous.

LIQUIDITY & CAPITAL RESOURCES

The Company's financial statements have been prepared assuming assuming that the
Company will continue as a going concern. However, the Company has incurred operating losses of $662,909 and $921,977 during the three months ended March
31, 2003 and 2002, respectively. In addition, during those quarters, the Company has used cash of $137,426 and $244,899 in its operating activities and has a net working capital deficiency of $2,147,778 at March 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's losses have arisen as new management worked through various legal issues it inherited as well as a shortage of capital to execute its business plan. In addition, the Company has devoted significant efforts in the further development and marketing of products in both its Security and DC
Transportation Products Segments, which, while now showing tangible results in the form of purchase orders both received and forthcoming, cannot yet be classified as sufficient to totally fund operations for any period of time.

The Company's ability to continue is dependent upon: raising additional capital to fund operations and development; the further development of the Security and
DC Transportation Products Segments; and, ultimately, its ability to achieve profitable operations. During the three months ended March 31, 2003, the Company received $306,500 in debt and equity financing and continues to address several additional financing sources. However, there can be no assurances that additional financing can be obtained on conditions considered by management to be reasonable and appropriate. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the quarter ended March 31, 2003 the Company funded its losses from operations through the receipt of the final $300,000 installment from the 12%
convertible debenture it signed on September 20, 2002. Prior to the Feburary funding, the Company had received installments totaling $700,000 from the total of $1,000,000 available under the note. (See note 6 to the financial statements.)

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

       (ii) Two integrated circuit semiconductor
            parts used in the manufacture of our security products were discontinued in late 2001. Management has subsequently learned that the assets for fabricating these semiconductor parts have been purchased by a third party from the original manufacturer, and these parts will again be available at a future date. Although this eliminates the need for the Company to engage in any further research and development to replace these parts, the timeline as to their future availability and pricing is unknown at this time. The
            Company currently owns in inventory, or can access through third party distributors, an adequate supply of these parts to meet production needs for the entire 2003 fiscal year and the first two quarters of 2004 based on management's forecast.

    In July, 2002, the Company entered into an agreement for accounts receivable funding with a national funding source as one step in improving its current cash flow. Under this arrangement, eligible customers make their payments directly to the financial institution. Upon receipt of payment, the financial institution remits the balance of the factored account, less its fees, to the Company. For the three months ended March 31, 2003, the Company has received aggregate proceeds of $42,000 under the factoring arrangement, related to gross factored accounts receivable of $56,000. The balance will be collected from the factor upon its collection, less its fees that range from 3% to 15% of the gross accounts receivable, depending on the period outstanding (equivalent annual effective interest of 36% to 60%, respectively).

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

Subsequent Events

     To obtain funding for our ongoing operations, we entered into a Securities
Purchase Agreement with three accredited investors in May 2003 for the sale of an aggregate of i) $440,000 in convertible debentures and (ii) warrants to buy
1,320,000 shares of our common stock. The investors are obligated to provide us with the funds as follows:

         o    $200,000 was disbursed in May 2003

         o    $60,000 will be disbursed in June 2003

         o    $60,000 will be disbursed in July 2003

         o    $60,000 will be disbursed in August 2003

         o    $60,000 will be disbursed in September 2003

         Accordingly, we have received a total of only $200,000 pursuant to the
Securities Purchase Agreement.

         The debentures bear interest at 12%, mature on one year from the date of issuance, and are convertible into our common stock, at the investors'
option, at the lower of (i) $0.05 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the convertible debentures are due upon default under the terms of convertible debentures. The warrants are exercisable until three years from the date of issuance at a purchase price of $0.05 per share. In addition the warrants exercise price and number of shares issuable under the warrants gets adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant. In addition, we have granted the investors a security interest in substantially all of our assets and registration rights.

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

On May 2, 2003, the United States District Court of Florida, through issuance of its Order and Final Judgement, approved the settlement.

Item 2.   Changes in Securities and Use of Proceeds.

    During the quarter ended March 31, 2003, 125,000 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of
Regulation D, thereof. The placement was open to select officers, employees, accredited investors, and representatives of the Company for the purchase of restricted common stock. Proceeds from the offering amounted to $6,500.

    During the quarter ended March 31, 2003, the Company issued 42,000 shares of restricted common stock to employees and directors as compensation for services.
The restricted common stock, was valued based upon the trading market prices on the dates of issuance, or $2,100 in the aggregate.

    During the quarter ended March 31, 2003, the Company issued 206,250 shares of
Restricted common stock to investors for financing fees. The common stock was valued based upon the trading market prices on the dates of issuance, or $10,313 in the aggregate.

    During the three months ended March 31, 2003, the Company issued 750,000 and
500,000 shares of restricted common stock in conjunction with a licensing agreement and a distributorship agreement, respectively. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $37,500 and $25,000, respectively, in the aggregate. The fair value of the licensing rights and the distributorship agreement were capitalized as intangible assets and are being amortized over their estimated useful lives of five years.

Item 3.     Defaults Upon Senior Securities.

            Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports of Form 8-K

INDEX TO EXHIBITS

         99.1 Certification of Principal Executive Officer

         99.2 Certification of Principal Financial Officer

                         SEAVIEW VIDEO TECHNOLOGY, INC.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Company has duly caused this Report to be signed on it's behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg,
State of Florida on May 20, 2003.

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

1.   I have reviewed this quarterly report on Form 10-QSB of Seaview Video
     Technology, Inc.;

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

Date: May 20, 2003

/s/ George S. Bernardich, III
--------------------------------------
    George S. Bernardich, III
    Chief Executive Officer

I, Douglas Bauer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Seaview Video
     Technology, Inc.;

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

Date: May 20, 2003

/s/ Douglas Bauer
--------------------------------------
    Douglas Bauer
    Chief Financial Officer