Form 10QSB/A
period 2003-03-31
SEAVIEW VIDEO TECHNOLOGY INC
filed 2003-05-22
CIK 894536

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
                        Balance Sheets.......................................F-1

                        Seaview Video Technology, Inc. Condensed
                        Statements of Operations (Unaudited).................F-2

                        SeaVeiw Video Technology, Inc.
                        Statement of StockHolders'
                        Equity (Deficit).....................................F-3

                        Seaview Video Technology, Inc. Condensed
                        Statements of Cash Flows (Unaudited).................F-4

                        Seaview Video Technology, Inc. Notes to
                        Condensed Financial Statements March 31,
                        2002 and 2001 (Unaudited)............................F-6

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

                          SEVIEW VIDEO TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               Three Months Ended
                                                    March 31,
                                          2003                       2002
                                   -------------------        -------------------
Net revenue                        $           345,601        $          126,616
Cost of goods sold                             262,833                    64,861
                                   -------------------        -------------------
            Gross profit                        82,768                    61,755
                                   -------------------        -------------------
Operating expenses:
   Salaries and wages                          220,825                   400,463
   Professional and consulting fees            140,253                   143,327
   Depreciation and amortization               130,318                   121,705
   Research and development                     53,866                   113,058
   Advertising and promotions                   30,204                   106,594
   Rent and utilities                           25,913                    32,432
   Other expenses                              144,298                    66,153
                                   -------------------        -------------------
     Total operating expenses                  745,677                   983,732
                                   -------------------        -------------------
Loss from operations               (662,909)        (921,977)

Interest expense                   (314,578)                 -
                                   -------------------        -------------------
Loss before income taxes           (977,487)        (921,977)

Income tax (expense) benefit                       -                         -
                                   -------------------        -------------------
Net loss                           ($         977,487)        ($        921,977)
                                   ===================        ===================
Net loss per common share          ($             .02)        ($            .03)

Weighted average common shares
 outstanding, basic and diluted            39,992,524                 29,765,289

   The accompanying notes are an integral part of these financial statements.

                        SEVIEW VIDEO TECHNOLOGY, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                        Unearned
                                              Common        Additional                 Restricted
                               Common         Stock          Paid-In     Treasury         Stock        Accumulated
                                Stock      ($.001 par)       Capital      Stock        Compensation    Deficit             Total
                           --------------- ------------------ ----------------- ---------------------------------------------------------- ------------------
Balances, January 1, 2003    37,739,685    $    37,740        $11,364,844$(277,757)   $   (146,659)  $ (10,769,805)     $ 208,363

Net loss                              -              -                  -        -               -        (977,487)      (977,487)

Conversion of debentures
 to equity                    2,252,217          2,252             54,979        -               -               -          57,231

Issuance of stock to
employees and directors          42,000             42              2,058        -               -               -           2,100

Issuance of stock for
 services and royalties         492,000            492             25,028        -               -               -          25,520

Issuance of stock in
connection with
distribution agreement          500,000            500             24,500        -               -               -          25,000

Issuance of stock in
connection with
license agreement               750,000            750             36,750        -               -               -          37,500

Issuance of stock for
financing fees                  206,250            206            11,107         -               -               -          11,313

Sales of common stock           125,000            125             6,375         -               -               -           6,500

Warrants issued in
connection with
debt                                  -              -             9,794         -              -               -            9,794

Amortization of unearned
restricted
stock compensation                    -              -                 -         -         44,747               -           44,747
                           --------------- ------------------ ----------------- ---------------------------------------------------------- ------------------

Balances, March 31, 2003     42,107,152    $    42,107       $11,535,435 $(277,757)   $ (101,912)  $ (11,747,292)      $ (549,419)
                           =============== ================== ================= ========================================================== ==================

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                          2003                       2002
                                   ------------------         ------------------
Cash flows from operating
  activities:
   Net loss                        ($         977,487)        ($        921,977)
   Adjustments to reconcile net
    loss to net cash flows
     from operating activities:
       Depreciation                             15,496                    18,400
       Amortization                            182,232                   137,515
       Accretion of debt discount              213,489                         -
       Stock-based compensation                 27,620                   342,791
       Changes in operating assets
        and liabilities:
         Accounts receivable                   22,245        (1,512)
         Inventories               (2,973)                    92,695
         Prepaid expenses          (12,399)                    25,690
         Accounts payable                      171,972                    30,159
         Accrued expenses                       99,879                    32,504
         Deferred revenue                       80,500        (1,164)
                                   ------------------         ------------------
Net cash flows from operating
  activities                       (179,426)        (244,899)
                                   ------------------         ------------------
Cash flows from investing
  activities:
   Purchases of property
    and equipment                  (2,400)        (5,613)
   Advances on note receivable                     -          (74,439)
                                   ------------------         ------------------
Net cash flows from investing
   activities                      (2,400)        (80,052)

Cash flows from financing
   activities:
   Repayments of
   related party debt              (128,655)                      -

   Proceeds from factoring
     receivables                                42,000                      -                                                           -
   Proceeds from sales of
     common stock                                6,500                   227,500
   Proceeds form                               258,998                    96,510
   convertible debentures           ------------------         ------------------
Net cash flows from financing
 activities                                    178,843                   324,010
                                   ------------------         ------------------

   The accompanying notes are an integral part of these financial statements.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

Net change in cash and
 cash equivalents                  (2,983)        (941)
Cash and cash equivalents
 at beginning of period                          5,364                     5,233
                                   -------------------        -------------------
Cash and cash equivalents
 at end of period                    $           2,381         $           4,292

                   NONCASH INVESTING AND FINANCING ACTIVITIES

                                               Three Months Ended
                                                    March 31,
                                          2003                       2002
                                   -------------------        -------------------

Conversion of convertible
 debentures to common stock        $            56,000        $          100,000
                                   ===================        ===================
Issuance of common stock for
 licensing rights                  $            37,500        $                -
                                   ===================        ===================
Issuance of common stock in
connection with
distributorship agreement          $            25,000        $       -
                                   ===================        ===================
Issuance of common stock for
 financing fees                    $            11,313        $       -
                                   ===================        ===================
Deferred finance costs
 funded through proceeds from
 convertible debentures            $             4,500        $       -
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

2.   Liquidity and management's plan's:

     The accompanying financial statements have been prepared assuming that the
     Company will continue as a going concern. However, the Company has incurred operating losses of $662,909 and $921,977 during the three months ended
     March 31, 2003 and 2002, respectively. In addition, during those quarters, the Company has used cash of $179,426 and $244,899 in its operating activities and has a net working capital deficiency of $2,147,778 at March
     31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's losses have arisen as new management worked through various legal issues it inherited as well as a shortage of capital to execute its business plan. In addition, the Company has devoted significant efforts in the further development and marketing of products in its Security and DC Transportation Products Segments, which, while now showing improved revenues cannot yet be classified as sufficient to fund operations for any period of time.

     The Company's ability to continue as a going concern is dependent upon (i)
     raising additional capital to fund operations (ii) the further development of the Security and DC Transportation  Products Segments and (iii) ultimately the achievement of profitable operations. During the three months ended March
     31, 2003, the Company raised $306,500 in debt and equity financing and continues to address additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

     During the quarter ended March 31, 2003 the Company funded its losses from operations through the receipt of the final $300,000 installment from the 12%
     convertible debenture it signed on September 20, 2002. Prior to the Feburary funding, the Company had received installments totaling $700,000 from the total of $1,000,000 available under the note. (See note 7 to the financial statements.)

3.  Segment information:

       Beginning in March 31, 2003, the Company operates in three identifiable industry segments. The Company's Marine Products Segment is engaged in the sale of underwater video cameras, lights and accessories, principally to retail sporting goods businesses throughout the United States. The
       Company's Security Products Segment is engaged in the development and sale of video security systems to retail, commercial and governmental entities throughout the United States. The Company's DC Transportation
       Products Segment is engaged in the development and sale of powerline rear and side vision systems for all classes of vehicles in the transportation industry to distributors and original equipment manufacturers throughout the United States. There are no significant concentrations of revenue with any one customer. The Company's facilities and other assets are, generally, not distinguished among the identifiable segments. Other financial information about the Company's segments for the three months ended March 31,2003 and 2003 is as follows:

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

4.   Factored accounts receivable:

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

5.   Intangible assets:

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

5.   Intangible assets (continued):

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
                                                     ==================
6.   Notes payable, related parties:

     Notes payable, related parties of 30,000 at December 31, 2002 consisted of borrowings from a member of the Company's Board of Directories and his immediate family members under various short-term non-interest bearing note agreements and were repaid during the three months ended March 31, 2003.

7.   Convertible debentures:

     On September 20, 2002 (Commitment  Date), the Company entered into a
     Securities Purchase Agreement that provides for the issuance of convertible notes payable up to an aggregate face value of $1,000,000 and warrants to acquire up to an aggregate 3,000,000 shares of the Company's common stock.
     The agreement provides for the funding of the notes in three traunches, of which the first two, amounting to $350,000 each with 1,050,000 warrants each were issued on September 20, 2002 and September 30, 2002, respectively. Each traunch matures on the one year anniversary date of issuance, assuming no conversion or prepayment. On February 7, 2003, the remaining traunch ($300,000 in convertible notes and warrants to acquire
     900,000 shares of common stock) was funded upon the effective registration of the common shares underlying the debt and warrants. The convertible notes bear interest at 12% and are payable one year from the date of issuance; interest is payable quarterly.

     During February 2003, the Company allocated the proceeds received from the third and final traunch of convertible notes and warrants between the securities based upon their relative fair values. Fair value for the warrants was determined using the Black-Scholes pricing model; the face value of the notes was considered by management to equal their respective fair values. As a result of this allocation, approximately $9,800 was recorded for the warrants as paid in capital in the month of February. The assumptions used to determine fair value under the Black-Scholes pricing model included an exercise price of $1.00, market price of $0.05, term of
     1,080 days, volatility of 50%, and interest rate of 16%. There was no beneficial conversion feature related to the third traunch of financing

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

8.   Stockholders' equity:

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

     During the three months ended March 31, 2003, the Company issued 42,000 shares of restricted common stock to employees and directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $2,100 in the aggregate.

     During the three months ended March 31, 2003, the Company issued 2,252,217 shares of free trading common stock in accordance with five conversion notices received by the Company from the holders of the Company's 12%
     convertible debentures. The shares issued were valued in accordance with the Securities Purchase Agreement dated September 20, 2002, which approximates a 50% discount to the market price. The average share price for the five conversions was $.0249 per share, or $56,000 in the aggregate.

     During the three months ended March 31, 2003, the Company issued 492,000
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

8.   Stockholders' equity (continued):

     2003 Transactions (continued):

     During the three months ended March 31, 2003, the Company issued 206,250 shares of restricted common stock to investors for financing fees. The common stock was valued based upon the trading market prices on the dates of issuance, or $11,313 in the aggregate.

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

9.  Commitments and contingencies:

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

        o   Distribution  Agreement:  In  December  2002,  the  Company  entered into a distribution agreement with Tyman Group, LLC for its powerline technologies, which are utilized in the DC Transportation product line.
            The agreement is effective through the expiration of the agreement
            (through December 31, 2004) unless mutually extended by both parties.
            During the first quarter of 2003, the Company issued 500,000 shares of the Company's common stock in connection with this license and recorded an intangible asset for the estimated fair value of the shares ($25,000), which is being amortized over 5 years. Amortization charged to operations in relation to these licensing rights was
            $1,250 for the three months ended 2003.

10.   Subsequent events:

         To obtain funding for ongoing operations, the Company entered into a
         Securities Purchase Agreement with three accredited investors in
         May 2003 for the sale of an aggregate of i) $440,000 in convertible debentures and (ii) warrants to buy 1,320,000 shares of our common stock.
         The Company has received a total of only $200,000 pursuant to this agreement subsequent to March 31, 2003.

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

As reported in the Company's 10KSB for the year ended December 31, 2002, the
Company was able to obtain financing in the form of a convertible debenture in
September of 2002. (See Liquidity & Capital Resources and Note 7 to the Financial
Statements.) Despite this initial financing, the Company remains in an undercapitalized position and raising additional capital to finance expected growth remains one of management's chief priorities.

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

LIQUIDITY & CAPITAL RESOURCES

The Company's financial statements have been prepared assuming assuming that the
Company will continue as a going concern. However, the Company has incurred operating losses of $662,909 and $921,977 during the three months ended March
31, 2003 and 2002, respectively. In addition, during those quarters, the Company has used cash of $179,426 and $244,899 in its operating activities and has a net working capital deficiency of $2,147,778 at March 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's losses have arisen as new management worked through various legal issues it inherited as well as a shortage of capital to execute its business plan. In addition, the Company has devoted significant efforts in the further development and marketing of products in both its Security and DC
Transportation Products Segments, which, while now showing improved revenues, cannot yet be classified as sufficient to totally fund operations for any period of time.

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

During the quarter ended March 31, 2003 the Company funded its losses from operations through the receipt of the final $300,000 installment from the 12%
convertible debenture it signed on September 20, 2002. Prior to the Feburary funding, the Company had received installments totaling $700,000 from the total of $1,000,000 available under the note. (See note 7 to the financial statements.)

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

    During the quarter ended March 31, 2003, the Company issued 206,250 shares of
Restricted common stock to investors for financing fees. The common stock was valued based upon the trading market prices on the dates of issuance, or $11,313 in the aggregate.

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