Form 10QSB
period 2003-06-30
SEAVIEW VIDEO TECHNOLOGY INC
filed 2003-08-14
CIK 894536

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES
              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Total number of shares of Common Stock, as of August 13, 2003: 85,800,605

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

         Item 3. Controls and Procedures......................................13

Part II. OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                               June 30,
                                                                2003            December 31,
                                                             (Unaudited)            2002
Current assets:                                              -------------       -------------
   Cash and cash equivalents                                 $       6,290       $       5,364
   Accounts receivable, net of allowance for doubtful
     accounts of $27,471 in 2003 and $50,654 in 2002               165,645             139,282
   Accounts receivable, officer                                     30,000              30,000
   Inventories                                                     177,688             237,526
   Prepaid expenses and other current assets                        26,352              29,457
   Deferred finance costs                                           61,248              61,889
                                                             -------------       -------------
     Total current assets                                          467,223             503,518

Intangible assets, net                                           1,229,074           1,396,218
Property and equipment, net                                        245,518             267,559
                                                             -------------       -------------
     Total assets                                            $   1,941,815       $   2,167,295
                                                             =============       =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                          $   1,015,858       $     887,353
   Accrued liabilities                                             595,578             401,073
   Due to related parties                                               -               98,655
   Notes payable, related parties                                   10,000              30,000
   Note payable                                                     27,000                  -
   Convertible debentures                                          810,743             194,444
   Deferred revenue                                                157,907              47,407
   Litigation settlement                                           300,000             300,000
                                                             -------------       -------------
     Total current liabilities                                   2,917,086           1,958,932
                                                             -------------       -------------
Stockholders' equity (deficit):
   Common stock, $.001 par value, 100,000,000 shares
     authorized; issued and outstanding (58,168,914 - 2003;
     37,739,685 - 2002)                                             58,169              37,740
   Additional paid-in capital                                   12,030,324          11,364,844
   Treasury stock, at cost, 473,575 shares
      and 353,575, Respectively                                (287,757)        (277,757)
   Unearned restricted stock compensation                      (75,082)        (146,659)
   Accumulated deficit                                         (12,700,925)        (10,769,805)
                                                             -------------       -------------
   Total stockholders' equity (deficit)                        (975,271)            208,363
                                                             -------------       -------------
     Total liabilities and stockholders' equity (deficit)    $   1,941,815       $   2,167,295
                                                             =============       =============

See accompanying notes.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS

                                             Three Months Ended                  Six Months Ended
                                                  June 30,                           June 30,
                                            2003          2002                2003            2002
                                       ------------     ------------    ------------    ------------
Net revenue                            $    275,364     $    154,959    $    620,965    $    281,575
Cost of goods sold                          206,139          106,710         468,972         171,571
                                       ------------     ------------    ------------    ------------
           Gross profit                      69,225           48,249         151,993         110,004

Operating expenses:
   Salaries and wages                       220,038          540,070         440,863         940,533
   Professional and consulting fees         139,715          213,676         279,968         357,003
   Depreciation and amortization            129,254          121,547         259,572         243,252
   Research and development                  72,275           73,544         126,141         186,602
   Advertising and promotions                35,537           51,319          65,741         157,913
   Rent and utilities                        22,454               -           48,367              -
   Litigation settlement                  (16,250)       1,200,000       (16,250)      1,200,000
   Other expenses                            79,196          103,602         223,494         202,187
                                       ------------     ------------    ------------    ------------
       Total operating expenses             682,219        2,303,758       1,427,896       3,287,490
                                       ------------     ------------    ------------    ------------
Loss from operations                      (612,994)     (2,255,509)    (1,275,903)    (3,177,486)

Other income (expense):
   Interest expense                       (314,363)               -     (611,379)             -
   Other income (expense)                 (26,276)     (27,284)    (43,838)    (    27,284
                                       ------------     ------------    ------------    ------------
Loss before income tax expense            ($953,633)     ($2,282,793)    ($1,931,120)    ($3,204,770
                                       ------------     ------------    ------------    ------------
Income tax expense                               -                -               -               -

Net loss                                  ($953,633)     ($2,282,793)    ($1,931,120)    ($3,204,770)
                                       ============     ============    ============    ============
Basic and diluted net loss per
   common share                           ($    .02)     ($      .07)    ($      .04)    ($      .10)
                                       ============     ============    ============    ============
Basic and diluted weighted
   average shares outstanding            59,218,892       33,343,876      49,750,394      31,546,697
                                       ============     ============    ============    ============

See accompanying notes.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
             UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                         Unearned
                                                   Common     Additional                 Restricted
                                       Common       Stock       Paid-In    Treasury        Stock      Accumulated
                                        Stock     ($.001 par)   Capital      Stock      Compensation    Deficit     Total
                                    ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, January 1, 2003             37,739,685 $     37,740 $ 11,364,844 $   (277,757)$   (146,659)$(10,769,805)$    208,363
Net loss                                      -            -            -            -            -    (1,931,120)  (1,931,120)
Conversion of debentures to equity    13,891,217       13,891      119,912           -            -            -       133,803
Issuance of stock to employees                                                                    -            -
  and directors                           42,000           42        2,058           -         2,100
Issuance of stock for services         1,887,000        1,887       80,433           -            -            -        82,320
Issuance of stock in connection with
  distributions agreement                500,000          500       24,500           -            -            -        25,000
Issuance of stock in connection with
  license agreement                      750,000          750       36,750           -            -            -        37,500
Issuance of stock for financing fee      559,350          559       27,733           -            -            -        28,292
Issuance of stock for liabilities         12,000           12          588           -            -            -           600
Sales of common stock                  2,787,662        2,788      103,712           -            -            -       106,500
Repurchase of treasury stock, at cost         -            -            -       (10,000)          -            -       (10,000)
Warrants issued in connection with
  debt                                        -            -        31,917           -            -            -        31,917
Beneficial converstion feature                -            -       237,877           -            -            -       237,877
Amortization of unearned restricted
  stock compensation                          -            -            -            -        71,577           -        71,577
                                    ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balances, June 30, 2003               58,168,914 $     58,169 $ 12,030,324 $   (287,757)$    (75,082)$(12,700,925)$   (975,271)
                                    ============ ============ ============ ============ ============ ============ ============

See accompanying notes.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                Six Months Ended
                                                                    June 30,
                                                               2003            2002
Cash flows from operating activities:                      ------------    ------------
   Net loss                                                ($ 1,931,120)   ($ 3,204,770)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
       Litigation settlement                                         -        1,200,000
       Depreciation                                              31,178          36,642
       Bad debts expense                                             -           26,266
       Amortization                                             353,536         299,680
       Accretion of debt discount                               462,928              -
       Loss on sales of fixed assets                                 -           25,514
       Stock-based compensation expenses                        100,020         659,639
       Changes in operating assets and liabilities:
         Accounts receivable trade                         (101,363)   (102,792)
         Inventories                                             59,838         161,982
         Prepaid expenses                                         3,105    (11,384)
         Accounts payable trade                                 128,505         321,129
         Accrued liabilities                                    256,267         149,308
         Deferred revenue                                       110,500          16,199
                                                           ------------    ------------
Net cash flows from operating activities                   (526,606)   (422,587)

Cash flows from investing activities:
   Issuances of notes receivable                                     -     (74,439)
   Payments on notes receivable                                      -           40,000
   Proceeds on notes receivable - officers                           -            7,000
   Proceeds from sales of property and equipment                     -           25,000
   Purchases of property and equipment                     (9,137)   (6,084)
                                                           ------------    ------------
Net cash flows from investing activities                   (9,137)   (8,523)
                                                           ------------    ------------
Cash flows from financing activities:
   Proceeds from sales of common stock & warrants                91,500         331,500
   Proceeds from convertible debentures                         471,824          96,510
   Repayments of related party debt                        (98,655)             -
   Proceeds from factoring receivables                           75,000              -
   Purchase of treasury stock                              (10,000)             -
   Proceeds of notes payable                                     37,000              -
   Repayments of notes payable                             (30,000)             -
                                                           ------------    ------------
Net cash flows from financing activities                        536,669         428,010
                                                           ------------    ------------
Net change in cash and cash equivalents                             926    (3,100)
Cash and cash equivalents at beginning of year                    5,364           5,233
                                                           ------------    ------------
Cash and cash equivalents at end of year                   $      6,290    $      2,133
                                                           ============    ============

See accompanying notes.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                              Six Months Ended
                                                                  June 30,
                                                             2003          2002
                                                          -----------    -----------
Non-cash investing and financing activities:

Conversion of convertible debentures to common stock      $   134,000    $    96,510
                                                          ===========    ===========
Issuance of common stock for licensing rights                  37,500             -
                                                          ===========    ===========
Issuance of common stock in connection with
   distributorship agreement                                   25,000             -
                                                          ===========    ===========
Issuance of common stock for financing fees                    28,000             -
                                                          ===========    ===========
Deferred finance costs funded through proceeds
   from convertible debentures                                 47,500             -
                                                          ===========    ===========
Conversion of accounts payable into common shares          $      600    $   156,250
                                                          ===========    ===========

Non-cash financing activities:

The Company issued 4,549,662 shares of common stock valued at $182,000 for current and future services.

See accompanying notes.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of presentation:

     The Company's interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
     Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that can be expected for a full fiscal year.

2.   Recent accounting pronouncements:

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on
     Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly.
     The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial
     Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the new standard will have a significant impact on its accounting and reporting.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. The Company does not believe that the new standard will have a significant impact on its accounting and reporting.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Liquidity and management's plans:

     The accompanying financial statements have been prepared assuming that the
     Company will continue as a going concern. However, the Company has incurred operating losses of $1,275,903 and $3,177,486 during the six months ended
     June 30, 2003 and 2002, respectively. In addition, during those quarters, the Company has used cash of $526,606 and $422,587 in its operating activities and has a net working capital deficiency of $2,449,863 at June
     30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has devoted significant efforts in the further development and marketing of products in its Security Products Segment, which, while now showing improved revenues cannot yet be characterized as sufficient to fund operations for any period of time.

     The Company's ability to continue as a going concern is dependent upon (i)
     raising additional capital to fund operations (ii) the further development of the Security and DC Transportation Products Segment products and (iii)
     ultimately the achievement of profitable operations. During the six months ended June 30, 2003, the Company raised $536,000, net, from financing activities. Management is currently addressing several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

4.     Segment information:

     The Company operates in three identifiable industry segments. The Company's
     Marine Products Segment is engaged in the sale of underwater video cameras, lights and accessories, principally to retail sporting goods businesses throughout the United States. The Company's Security Products Segment is
     engaged in the development and sale of video security systems to retail, commercial and governmental entities throughout the United States. The
     Company's DC Transportation Products Segment is engaged in the development and sale of powerline rear and side vision systems for all classes of vehicles in the transportation industry to distributors and original equipment manufacturers throughout the United States. There are no significant concentrations of revenue with any one customer. The Company's facilities and other assets are not distinguished among the identifiable segments. Other financial information about the Company's segments for the six months ended June 30, 2003 and 2002 is as follows:

                                                                       2003
                                     Security          Marine           DC
                                      Products        Products         Trans         Total
                                   ------------    ------------    ------------    ------------
       Net revenue                 $    262,439    $    208,062    $    150,464    $    620,965
       Cost of sales                    310,808          97,784    $     60,379    $    468,972
                                   ------------    ------------    ------------    ------------
       Gross profit               ($     48,369)   $    110,278    $     90,085    $    151,993
                                   ============    ============    ============    ============
       Research and development:
           Stock-based             $     25,000    $         -     $     50,520    $     75,520
           Other                   $     34,220    $               $     16,401    $     50,621

                                                                       2002
                                     Security          Marine           DC
                                      Products        Products         Trans         Total
                                   ------------    ------------    ------------    ------------
       Net revenue                 $    119,309    $    162,266    $         -     $    281,575
       Cost of sales                     79,973          91,598    $         -     $    171,571
                                   ------------    ------------    ------------    ------------
       Gross profit                $     39,336    $     70,668    $         -     $    110,004
                                   ============    ============    ============    ============
       Research and development:
       Stock-based                 $     85,378    $         -     $         -     $     85,378
           Other                   $    101,224    $         -     $         -     $    101,224

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

5.   Factored accounts receivable:

     During 2002, the Company entered into an accounts receivable financing facility under which cash collections on certain eligible accounts receivable are assigned to a financial institution. Under this arrangement, eligible customers make their payments directly to the financial institution. Upon receipt of payment, the financial institution remits the balance of the factored account, less its fees, to the Company. The Company has received aggregate proceeds of $75,000 under the factoring arrangement, related to gross factored accounts receivable of $84,000. The Company is accounting for this accounts receivable factoring arrangement as a secured borrowing pursuant to SFAS No. 140, Accounting for Transfers and Servicing
     of Financial Assets and Extinguishments of Liabilities. The Company's
     assets, including accounts receivable, inventory and property and equipment secure the agreement. The related service charge is reflected in interest expense in the period that the accounts receivable are transferred.
     Factoring fees of approximately $3,600 were incurred during the six months ended June 30, 2003. There were $6,500 in outstanding factored accounts receivable as of June 30, 2003.

6.   Intangible assets:

     During the first quarter of 2003, the Company issued 750,000 and 500,000 shares of restricted common stock in conjunction with a licensing agreement and a distributorship agreement, respectively. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $37,500 and $25,000, respectively, in the aggregate. The fair value of the licensing rights and the distributorship agreement were capitalized as intangible assets and are being amortized over their estimated useful lives of five years.

     The Company recorded amortization expense of $223,394, $3,750 and $2,500, respectively, in connection with patents, licensing rights and the distributorship agreement for the six months ended June 30, 2003.

     Intangible assets consist of the following at June 30, 2003:

                                        Security         Marine           DC
                                        Products        Products         Trans          Total
                                      ------------    ------------    ------------    ------------
       Patent cost                    $  1,427,813    $    741,148    $         -     $  2,168,961
       Licensing rights                     37,500              -               -           37,500
       Distributorship agreement                -               -           25,000          25,000
       Accumulated amortization           (659,501)       (340,386)        (2,500)     (1,002,387)
                                      ------------    ------------    ------------    ------------
                                      $    805,812    $    400,762    $     22,500    $  1,229,074
                                      ============    ============    ============    ============

6.   Intangible assets (continued):

     Estimated future amortization is as follows:

         Year ending June 30,
                        2004                    $   459,288
                        2005                        459,288
                        2006                        291,748
                        2007                         12,500
                        2008                          6,250
                                                -----------
                                                $ 1,229,074
                                                ===========

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

7.   Notes payable, related parties:

     Notes payable, related parties of borrowings from a member of the Company's
     Board of Directories and his immediate family members under various short-term non-interest bearing note agreements. The $30,000 in outstanding borrowings as of December 31, 2002 were repaid during the first quarter of
     2003 and the Company borrowed another $10,000 during the second quarter of
     2003. This $10,000 remains outstanding at June 30, 2003.

8.   Convertible debentures:

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

     On May 9, 2003 (Commitment Date), the Company entered into a Securities
     Purchase Agreement that provides for the issuance of convertible notes payable up to an aggregate face value of $440,000 and warrants to acquire up to an aggregate 880,000 shares of the Company's common stock. The agreement provides for the funding of the notes in five traunches, of which the first two, amounting to $260,000 each with 520,000 warrants each were issued on May 9, 2003 and June 3, 2003, respectively. Each traunch matures on the one year anniversary date of issuance, assuming no conversion or prepayment.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

8.   Convertible debentures (continued):

     The convertible notes are convertible into shares of common stock solely at the creditor's option at a conversion rate amounting to the lower of (i)
     $0.05 or (ii) 50% of the average of the three lowest intraday trading prices for the Company's common stock for the 20 trading days before the conversion date. On the Commitment Date, the Company's closing market value was $0.06 and the three lowest intraday trading prices for the 20 trading days before the Commitment Date averaged $0.03 and $0.037 for Traunch 1 and
     Traunch 2, respectively; thus the conversion rate on the Commitment Date amounted to $0.15 and $0.185 per common share, respectively. The warrants, which have an exercise price of $0.5 and a three-year term, were fully issued on the Commitment Date.

     During May and June 2003, the Company allocated the proceeds received from the third and final traunch of convertible notes and warrants between the securities based upon their relative fair values. Fair value for the warrants was determined using the Black-Scholes pricing model; the face value of the notes was considered by management to equal their respective fair values. As a result of this allocation, approximately $22,100 was recorded for the warrants as paid in capital in the month of February. The assumptions used to determine fair value under the Black-Scholes pricing model included an exercise price of $0.05, market price of $0.06, term of
     1,080 days, volatility of 50%, and interest rate of 12%. In addition, the
     Company allocated the remaining proceeds of the convertible notes to the embedded beneficial conversion feature represented by the excess that the market value of the common stock on the commitment date exceeded the conversion rate. The debt will be accreted to its face value through periodic charges to interest expense over the term of the underlying notes.
     Similar accounting treatment will be afforded the contingent third traunch if and when it is funded.

     The effective interest rate on the convertible notes payable amounts to
     114.5%, assuming that the notes are held to maturity. The effective interest rate results from the amortization of discounts to the face value of the convertible notes payable, amortization of debt issue costs and the contractual interest rate over the term of the notes as follows:

                                                     Amount      Percent
         Discounts to face value:                 -----------    -----------
           Beneficial conversion feature          $   237,900        91.5%
           Allocation to warrants                      22,100         8.5%
                                                  -----------    -----------
                                                      260,000         100%

         Other interest expense:
           Amortization of debt costs                   6,500         2.5%
           Contractual interest rate                   31,200          12%
                                                  -----------    -----------
                                                  $   297,700       114.5%
                                                  ===========    ===========

     Amortization of the beneficial conversion feature and debt issue costs during the six months ended June 30, 2003 amounted to $463,000 and $30,000, respectively. Accrued interest relating to this debt was $53,000 at June
     30, 2003.

     During the six months ended June 30, 2003, $210,000 of the face value of these debentures were converted into 11,639,027 shares of common stock at a conversion price of between $0.015 and $0.026. The shares issued were valued in accordance with the Securities Purchase Agreement dated September
     20, 2002, which approximates a 50% discount to market price.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

9.   Stockholders' equity:

     During the six months ended June 30, 2003, 125,000 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and
     Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. Proceeds from the offering amounted to $6,500.

     During the six months ended June 30, 2003, 2,662,662 shares of the
     Company's restricted common stock were sold in connection with a consulting services agreement. The Company received $85,000 in proceeds and recognized
     $15,000 in consulting expense related to this issuance.

     During the six months ended June 30, 2003, the Company issued 42,000 shares of restricted common stock to employees and directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $2,100 in the aggregate.

     During the six months ended June 30, 2003, the Company issued 11,639,027 shares of free trading common stock in accordance with several conversion notices received by the Company from the holders of the Company's 12%
     convertible debentures. The shares issued were valued in accordance with the Securities Purchase Agreement dated September 20, 2002, which approximates a 50% discount to the market price. The average share price for all of the conversions was $.018 per share, or $210,000 in the aggregate.

     During the six months ended June 30, 2002, the Company issued 1,899,000 shares of free trading common stock to professional research and development consultants as compensation for consulting services and royalties. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $82,920 in the aggregate. Additionally, $71,577 of compensation expense was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultants as compensation in previous years.

     During the first quarter of 2003, the Company issued 750,000 and 500,000 shares of restricted common stock in conjunction with a licensing agreement and a distributorship agreement, respectively. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $37,500 and $25,000, respectively, in the aggregate. The fair value of the licensing rights and the distributorship agreement were capitalized as intangible assets and are being amortized over their estimated useful lives of five years. The Company recorded amortization expense of $3,750 and $2,500, respectively, in connection with these licensing rights and the distributorship agreement for the six months ended
     June 30, 2003.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

9.   Stockholders' equity (continued):

     During the six months ended June 30, 2003, the Company issued 559,350 shares of restricted common stock to investors for financing fees. The common stock was valued based upon the trading market prices on the dates of issuance, or $28,292 in the aggregate.

     On May 19, 2003, the Company entered into three separate consulting agreements wherein the Company granted 4,200,000 shares of restricted common stock to consultants as compensation for consulting services.
     1,025,000 of these shares were issued immediately upon registration of the shares on Form S-8 to begin the first phase of the services to be provided.
     Subsequent issuances of shares, up to the total amount outlined in the agreements, will be issued at the Company's discretion, based on performance, as defined by the Company, over a period not to exceed one year. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $41,000 in the aggregate. This amount was recognized as stock-based compensation during the second quarter of 2003.

     Total stock-based compensation cost recognized for the six months ended
     June 30, 2003 and 2002 is as follows:

                                                 2003            2002
                                             -----------     -----------
       Employee and directors                $     2,100     $   579,261
       Consultants                                97,920         323,765
       Licensing rights                           62,500              -
       Financing fees                             28,292              -
                                             -----------     -----------
                                             $   190,812     $   903,026
                                             ===========     ===========

10.  Commitments and contingencies:

     License agreements and royalties:

        o   License of Video Security System Technology: In December 2002, the
            Company entered into a licensing agreement with Satius, Inc.
            (formerly VideoCom, Inc. and Wire21 Inc.) for its powerline technologies, which are utilized in the SecureView product line.
            This agreement replaces the original license agreement entered into in October 1999 in its entirety. The agreement is effective through the expiration of the patents licensed in the agreement
            (through October 2012). The agreement obligates the Company to pay royalties equal to between $1 and $3 per unit of licensed products sold, with minimum annual royalties of between $240,000 and
            $480,000. $80,000 of expense related to this agreement was incurred during the six months ended June 30, 2003. Additionally, during the first quarter of 2003, the Company issued 750,000 shares of the
            Company's common stock in connection with this license and recorded an intangible asset for the  estimated fair value of the shares
            ($37,500), which is being amortized over 5 years. Amortization charged to operations in relation to these licensing rights was
            $3,750 in 2003.

        o   Distribution Agreement: In December 2002, the Company entered into a distribution agreement with Tyman Group, LLC for its powerline technologies, which are utilized in the DC Transportation product line. The agreement is effective through the expiration of the agreement (through December 31, 2004) unless mutually extended by both parties. During the first quarter of 2003, the Company issued
            500,000 shares of the Company's common stock in connection with this license and recorded an intangible asset for the estimated fair value of the shares ($25,000), which is being amortized over 5 years. Amortization charged to operations in relation to these licensing rights was $2,500 in 2003.

11.  Subsequent events:

     Financing activities:

     On July 1, 2003, the Company closed on its third traunch of financing for
     $60,000 under the May 10, 2003 Securities Purchase Agreement (see Note 8).

     Options granted to employees:

     Options were issued to employees on July 9, 2003 in lieu of cash compensation for unpaid salaries and wages at the fiscal year end December
     31, 2002. The board of directors approved the issuance on January 3, 2003, subject to the successful filing of the plan with the SEC in a subsequent
     S-8. The S-8 approving the employee stock option plan was filed on February
     12, 2003. Employees had until July 15, 2003 to decide whether to take cash or options for the unpaid compensation.

     The options were issued in accordance with the terms of the incentive stock option agreement signed by each optionee. The exercise price is $.05 per share, representing the market closing price on the date of board approval,
     January 3, 2003. The options vest immediately upon issuance and expire 10 years from the date of issuance.

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

        o   discuss our future expectations;
        o   contain projections of our future results of operations or of our financial condition; and
        o   state other "forward-looking" information

         We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

The quarterly period ended June 30, 2003 was highlighted by the addition of a new distribution partnership. Seaview signed a 5 year contract with
Audiovox® Specialized Applications, LLC (ASA). ASA, the CCTV market share leader in the RV distribution channel, will distribute the Company's PowerLine
Vision Systems (PLVS)™ technology to the Recreational Vehicle marketplace in North America. As mentioned in previous management discussion & analysis,
PLVS is a rear and side vision system for all classes of vehicles in the transportation industry and is the core product for the Company's DC
Transportation product segment that began shipping in the first quarter ended
March 31, 2003. In management's opinion, the ASA partnership, along with the
Tyman Group partnership executed in the previous quarter, should provide the
Company with steady revenue growth in the DC transportation product segment for the next several years. Although introduced only in the first quarter ended
March 31, 2003, PLVS accounted for 34% of overall Company net revenues for the three months ended June 30, 2003.

In addition the Company entered into a strategic business alliance with China
Silian Group Co., Ltd (SIC Group), of Chongqing, China. SIC Group is one of the
500 largest industrial enterprises in China, manufacturing a wide array of electrical instrument products for worldwide distribution. The alliance will intially establish three important business arrangements with more expected to be developed in the future. First, SIC Group has established a secured open ended credit line for the Company to procure production of the Company's products for its customers. Secondly, SIC Group will become the primary manufacturer for the Company's PowerLine products. This will provide the Company with consistent quality (SIC Group factories are ISO 9001/9002 certified), and allow the Company to significantly reduce its sourcing costs allowing for its products to be competitively priced in the marketplace. Lastly, Seaview and SIC
Group will conduct market research to investigate the marketability and distribution of Company's products in China which may result in a distribution arrangement.

As reported in the Company's previous public filings, the Company was able to obtain financing in the form of a convertible debenture in September of 2002. In
May 2003, the Company was able to secure an additional $440,000 in financing, from the same financing group, under essentially the same terms as the September
2002 financing. The Company is currently receiving portions of this funding on a monthly basis which commenced in May of 2003 and will end in September of
2003(See Liquidity & Capital Resources and Note 7 to the Financial Statements).
Despite the initial and supplemental financing, the Company remains in an undercapitalized position and raising additional capital to finance expected growth remains as management's chief priority.

Management believes that with the official settlement of the Company's class action law suit on May 2, 2003 (See "Legal Proceedings"), and the recent signing of two multi-million dollar distribution contracts as outlined above; that it will be possible to secure the necessary funding to properly capitalize the
Company, under a more conventional structure and a more competitive cost of money.

Results of Operation

THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

NET REVENUE. Net revenue increased 78% from $154,959 for the three months ended
June 30, 2002 to $275,364 for the three months ended June 30, 2003. Marine product segment sales were $70,172 or 25% of total revenues for the three months ended June 30, 2003 compared to $83,790, or 54% of total revenues, for the three months ended June 30, 2002. Overall, marine product sales decreased $13,618, or
16%. Security product segment sales were $112,561 or 41% of total revenues for the three months ended June 30, 2003 compared to $71,169, or 46% of total revenues, for the three months ended June 30, 2002. Overall, security product sales increased $41,392, or 58%. DC Transportation product segment sales were
$92,631 or 34% of total revenues for the three months ended June 30, 2003. The
DC Transportation product segment is a new segment and therefore no comparative analysis can be made. The decrease in the marine product segment sales is attributed to seasonality; as most of the significant trade shows in which the
Company participates are over by the end of April. The growth in the security products segment is due primarily to the addition of new customers in the form of consumer electronics retailers and cataloguers. The revenues for the DC transportation product segment were derived primarily from the distribution contract signed in the first quarter of 2003.

COST OF GOODS SOLD. Cost of Goods sold increased 93% from $106,710 for the three months ended June 30, 2002 to $206,139 for the three months ended June 30, 2003.
As a percentage of net revenue, cost of goods sold increased to 75% for the three months ended June 30, 2003 from 69% for the three months ended June 30,
2002. Cost of goods sold for the marine products segment decreased $16,312, or
32%, from $50,487 for the three months ended June 30, 2002 to $34,175 for the same period in 2003. As a percentage of net revenue, cost of goods sold for the marine product segment decreased from 60% for the three months ended June 30,
2002 to 49% for same period in 2003. Cost of goods sold for the security products segment increased $74,872, or 133%, from $56,223 for the three months ended June 30, 2002 to $131,095 for the same period in 2003. As a percentage of revenue, cost of goods sold for the security product segment increased from 79%
for the three months ended June 30, 2002 to 116% for same period in 2003. (See discussion below). Goods Sold for the DC Transportation product segment was
$40,869 or 44% as a percentage of net revenues for the three months ended June
30, 2003. The DC Transportation product segment is a new segment and therefore no comparative analysis can be made.

The decrease in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by the participation in regional boat shows where the Company's marine products are sold at full retail prices.
The increase in the cost of goods sold as a percentage of net revenues for the security products segment was driven primarily by two factors. First, was
Management's decision to base its pricing on the new cost structure from its overseas manufacturer, principally, China, which will commence on a larger scale during the third and fourth fiscal quarter of 2003. This pricing structure has allowed management to meet targeted price points as requested by large consumer retail buyers. Second, during the quarter, in a continuing effort to liquidate its domestic inventory, the Company continued to purchase needed components, at costs significantly higher than its future overseas cost structure will be.
These purchases were necessary due to design and regulatory requirements as the
Company transitions to a new manufacturer. For the three months ended June 30,
2003, the impact on the cost of goods sold for purchases made at prices greater than the lower of cost or market was $27,539. Adjusting for the lower of cost or market, the cost of goods sold for the security products segment would have been
$103,556 or 92% of net revenues for the three months ended June 30, 2003.

GROSS PROFIT MARGIN. Gross profits on sales for the three months ended June
30,2003 amounted to $69,225, or 25% of net revenues, compared to $48,249, or 31%
of net revenues, for the three months ended June 30, 2002. The marine products segment contributed $35,997 and $33,303 of the total gross profit for the three months ended June 30, 2003 and 2002, respectively. The security products segment contributed $(18,354) and $14,946 of the total gross profit for the three months ended June 30, 2003 and 2002, respectively. The gross profit percentage for the marine products segment increased from 40% for the three months ended June 30,
2002 to 51% for the three months ended June 30, 2003. The gross profit percentage for the security products segment decreased from 21% for the six months ended June 30, 2002 to (-16%) for the three months ended June 30, 2003.
(See discussion below). Gross profits for the DC Transportation product segment was $51,762 or 56% as a percentage of net revenues for the three months ended
June 30, 2003. The DC Transportation product segment is a new segment and therefore no comparative analysis can be made.

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
Second, during the quarter, in a continuing effort to liquidate its domestic inventory, the Company continued to purchase needed components, at costs significantly higher than its future overseas cost structure will be. These purchases were necessary due to design and regulatory requirements as the
Company transitions to a new manufacturer. For the three months ended June 30,
2003, the impact on the gross margin for purchases made at prices greater than the lower of cost or market was $27,539. Adjusting for the lower of cost or market, the gross margin for the security products segment would have been
$9,005 or 8% of net revenues for the three months ended June 30, 2003.

SALARIES AND WAGES. Salaries and Wages decreased 59% from $540,070 for the three months ended June 30, 2002 to $220,038 for the three months ended June 30, 2003.
The decrease was due primarily from the elimination of stock based compensation.
Salary and Wages is comprised of employee wages, stock compensation, and temporary labor. During the three months ended June 30, 2003, there was no stock based compensation.

ADVERTISING AND PROMOTION. Advertising and promotions decreased 31% from $51,319 for the three months ended, June 30, 2002 to $35,537 for the three months ended,
June 30, 2003. The decrease was due primarily to Management's strategy to attempt to market directly to dealers and large consumer retailers rather than marketing direct to the consumer. Budgetary restrictions also contributed to the decrease as management used available capital to finance inventory and accounts receivable. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions. The Company expects advertising and promotions expense to increase in future financial periods.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased
6% from $121,547 for the three months ended June 30, 2002 to $129,254 for the three months ended June 30, 2003. The increase is attributable to patents assigned to the Company in December of 2002, as discussed below. On February 14,
2001, we entered into a Licensing Agreement with our former Chairman, Richard
McBride that provided for a license to exploit certain patented technologies owned by McBride that are associated with technologies under development in connection with our security products segment. We exchanged 1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services. The shares were based upon quoted market prices on the date of the Agreement. The total value of the arrangement was allocated between the consulting and license in the amounts of $2,066,100 and $63,900, respectively, based upon the relative fair values of the consulting services and license. The licensing rights are being amortized over their estimated useful lives of five years. Annualized amortization of the license rights is approximately $413,000.
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

RESEARCH & DEVELOPMENT. Research and development expense decreased 2% from
$73,544 for the three months ended June 30, 2002, to $72,275 for the three months ended June 30, 2003. In addition, non-cash stock-based research and development, principally in the form of consulting services, comprised $50,000, or 69%, of total expense for the three months ended June 30, 2003. There was no material items effecting the change in research and development costs. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security and DC Transportation product segments. For the three months ended June 30, 2003, of the total Research &
Development expenditures, $45,000 or 62% was for the development of the security productsegment, and $27,275 or 38% was for the development of the DC
Transportation product segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years, as well as, new product segments currently in the planning phases.

RENT AND UTILITIES. Rent and utilities was $22,454 for the for the three months ended June 30, 2003. Rent & Utilities was included in "Other Expenses" for the three months ended June 30, 2002, and therefore no comparative analysis can be made. The Company moved to new office space on June 30, 2002, under a one year lease that automatically extends for an additional year. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

PROFESSIONAL FEES. Professional and consulting fees decreased 35% from $213,676 for the three months ended June 30, 2002 to $139,715 for the three months ended
June 30, 2003. Overall legal fees relating to the Company's defense of a class action law suit were reduced significantly due to the settlement. (See legal proceedings, Part II). Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. Professional and consulting fees includes non-cash stock based compensation of $6,800 for the three months ended June 30, 2003.

OTHER EXPENSES. Other expenses decreased 24% from $103,602 for the three months ended June 30, 2002 to $79,176 for the three months ended June 30, 2003. The decrease was attributed to a reduction in travel expenses and other general cost saving measures implemented by management. Other expenses also includes travel, freight, supplies, property taxes, insurance, bank charges, and various other expenses that are classified as miscellaneous.

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
Company recorded its revised estimate of the liability in the fourth quarter ended December 31, 2002, and has disclosed this fourth quarter adjustment in the financial statements.

SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

NET REVENUE. Net revenue increased 121% from $281,575 for the six months ended
June 30, 2002 to $620,965 for the six months ended June 30, 2003. Marine product segment sales were $208,062 or 33.5% of total revenues for the six months ended
June 30, 2003 compared to $162,266, or 58% of total revenues, for the six months ended June 30, 2002. Overall, marine product sales increased $45,796, or
28%. Security product segment sales were $262,439 or 42% of total revenues for the six months ended June 30, 2003 compared to $119,309, or 42% of total revenues, for the six months ended June 30, 2002. Overall, security product sales increased $143,130, or 120%. DC Transportation product segment sales were
$150,463 or 24% of total revenues for the six months ended June 30, 2003. The DC
Transportation product segment is a new segment and therefore no comparative analysis can be made. The increase in the marine product segment sales is attributed to the Company's recommitment to participating in regional boat shows and initial entry into the mass retail market. The growth in the security products segment is due primarily to the addition of new customers in the form of consumer electronics retailers and cataloguers. The revenues for the DC transportation product segment were derived primarily from the distribution contract signed in the first quarter of 2003.

COST OF GOODS SOLD. Cost of Goods sold increased 173% from $171,571 for the six months ended June 30, 2002 to $468,972 for the six months ended June 30, 2003.
As a percentage of net revenue, cost of goods sold increased to 76% for the six months ended June 30, 2003 from 61% for the six months ended June 30, 2002. Cost of goods sold for the marine products segment increased $6,186, or 7%, from
$91,598 for the six month period ended June 30, 2002 to $97,784 for the same period in 2002. As a percentage of revenue, cost of goods sold for the marine product segment decreased from 56% for the six-months ended June 30, 2002 to 47%
for same period in 2003. Cost of goods sold for the security products segment increased $230,835, or 289%, from $79,973 for the six month period ended June
30, 2002 to $310,808 for the same period in 2003. As a percentage of revenue, cost of goods sold for the marine product segment increased from 67% for the six-months ended June 30, 2002 to 118% for same period in 2003. (See discussion below). Goods Sold for the DC Transportation product segment was $60,379 or 40%
as a percentage of net revenues for the six months ended June 30, 2003. The DC
Transportation product segment is a new segment and therefore no comparative analysis can be made.

The decrease in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by the participation in regional boat shows where the Company's marine products are sold at full retail prices.
The increase in the cost of goods sold as a percentage of net revenues for the security products segment was driven primarily by two factors. First, was
Management's decision to base its pricing on the new cost structure from its overseas manufacturer, principally, China, which will commence on a larger scale during the third and fourth fiscal quarter of 2003. This pricing structure has allowed management to meet targeted price points as requested by large consumer retail buyers. Second, during the quarter, in a continuing effort to liquidate its domestic inventory, the Company continued to purchase needed components, at costs significantly higher than its future overseas cost structure will be.
These purchases were necessary due to design and regulatory requirements as the
Company transitions to a new manufacturer. For the six months ended June 30,
2003, the impact on the cost of goods sold for purchases made at prices greater than the lower of cost or market was $84,352. Adjusting for the lower of cost or market, the cost of goods sold for the security products segment would have been
$226,456 or 86% of net revenues for the six months ended June 30, 2003.

GROSS PROFIT MARGIN. Gross profits on sales for the six months ended June 30,
2003 amounted to $151,993, or 24% of net revenues, compared to $110,004, or 39%
of net revenues, for the six months ended June 30, 2002. The marine products segment contributed $110,278 and $70,668 of the total gross profit for the six months ended June 30, 2003 and 2002, respectively. The security products segment contributed $(48,369) and $39,336 of the total gross profit for the six months ended June 30, 2003 and 2002, respectively. The gross profit percentage for the marine products segment increased from 44% for the six months ended June 30,
2002 to 53% for the six months ended June 30, 2003. The gross profit percentage for the security products segment decreased from 33% for the six months ended
June 30, 2002 to (-18%) for the six months ended June 30, 2003. (See discussion below). Gross profits for the DC Transportation product segment was $90,084 or
60% as a percentage of net revenues for the six months ended June 30,2003. The
DC Transportation product segment is a new segment and therefore no comparative analysis can be made.

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
Second, during the quarter, in a continuing effort to liquidate its domestic inventory, the Company continued to purchase needed components, at costs significantly higher than its future overseas cost structure will be. These purchases were necessary due to design and regulatory requirements as the
Company transitions to a new manufacturer. For the six months ended June 30,
2003, the impact on the gross margin for purchases made at prices greater than the lower of cost or market was $84,352. Adjusting for the lower of cost or market, the gross margin for the security products segment would have been
$35,983 or 14% of net revenues for the six months ended June 30, 2003.

SALARIES AND WAGES. Salaries and Wages decreased 53% from $940,533 for the six months ended June 30, 2002 to $440,863 for the six months ended June 30, 2003.
The decrease was due primarily from the elimination of stock based compensation.
Salary and Wages is comprised of employee wages, stock compensation, and temporary labor. During the six months ended June 30, 2003, stock based compensation totaled $2,100 or less than 1/2% of total salary and wages.

ADVERTISING AND PROMOTION. Advertising and promotions decreased 58% from
$157,913 for the six months ended, June 30, 2002 to $65,741 for the six months ended, June 30, 2003. The decrease was due primarily to Management's strategy to attempt to market directly to dealers and large consumer retailers rather than marketing direct to the consumer. Budgetary restrictions also contributed to the decrease as management used available capital to finance inventory and accounts receivable. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions. The Company expects advertising and promotions expense to increase in future financial periods.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased
7% from $243,252 for the six months ended June 30, 2002 to $259,572 for the six months ended June 30, 2003. On February 14, 2001, we entered into a Licensing
Agreement with our former Chairman, Richard McBride that provided for a license to exploit certain patented technologies owned by McBride that are associated with technologies under development in connection with our security products segment. We exchanged 1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services. The shares were based upon quoted market prices on the date of the Agreement. The total value of the arrangement was allocated between the consulting and license in the amounts of $2,066,100 and $63,900, respectively, based upon the relative fair values of the consulting services and license. The licensing rights are being amortized over their estimated useful lives of five years. Annualized amortization of the license rights is approximately $413,000. The primary reason for the increase is that on December 12, 2002, the Company entered into a Patent Assignment
Agreement (the "2002 Agreement") with the McBride Estate that provided for release of the Estate's obligations under the 2001 agreement in return for termination of the license and assignment of the patents licensed in the 2001 agreement. In consideration of this assignment, the Company exchanged $93,856 in receivables from the Estate and 100,000 shares of restricted common stock having a value of $9,000, based upon quoted market prices on the date of the 2002
Agreement. The total value of the arrangement and the value of the licensing rights were allocated to patent costs and are being amortized over the remaining useful life assigned to these intangible assets of 5 years.

RESEARCH & DEVELOPMENT. Research and development expense decreased 32% from
$186,602 for the six months ended June 30, 2002, to $126,141 for the six months ended June 30, 2003. In addition, non-cash stock-based research and development, principally in the form of consulting services, comprised $75,520, or 60%, of total expense for the six months ended June 30, 2003. The decrease was due primarily to the completion of several projects in the fourth quarter of fiscal year ended December 31, 2002. Budgetary restrictions also contributed to the decrease as management used available capital to finance inventory and accounts receivable. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security and DC
Transportation product segments. For the six months ended June 30, 2003, of the total Research & Development expenditures, $59,220 or 47% was for the development of the security product segment, and $66,921 or 53% was for the development of the DC Transportation product segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years, as well as, new product segments currently in the planning phases.

RENT AND UTILITIES. Rent and utilities was $48,367 for the for the six months ended June 30, 2003. Rent & Utilities was included in "Other Expenses" for the six months ended June 30, 2002, and therefore no comparative analysis can be made. The Company moved to new office space on June 30, 2002, under a one year lease that automatically extends for an additional year. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

PROFESSIONAL FEES. Professional and consulting fees decreased 22% from $357,003 for the six months ended June 30, 2002 to $279,968 for the six months ended June
30, 2003. Overall legal fees relating to the Company's defense of a class action law suite were reduced significantly due to the settlement.(See legal proceedings, Part II). The decrease was offset by an increase and accounting and legal fees relating the filing of the Company's SB-2 registration statement with the Securities & Exchange Commission as required under the Company's financing arrangements (See note 6 to the Financial Statements). Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. Professional and consulting fees includes non-cash stock based compensation of $12,320 for the six months ended June 30, 2003.

OTHER EXPENSES. Other expenses increased 11% from $202,187 for the six months ended June 30, 2002 to $223,494 for the six months ended June 30, 2003. The increase was the result of two factors. First, freight costs are a function of revenues, and therefore increased proportionally due to the 121% sales gain as compared to the same three month period ended in 2002. Second, the Company incurred additional travel costs associated with the launching of the Powerline
Vision System product and travel to the far east to solidify supplier agreements. Other expenses also includes travel, freight, supplies, property taxes, insurance, bank charges, and various other expenses that are classified as miscellaneous.

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
Company recorded its revised estimate of the liability in the fourth quarter ended December 31, 2002, and has disclosed this fourth quarter adjustment in the financial statements.

LIQUIDITY & CAPITAL RESOURCES

The Company's financial statements have been prepared assuming assuming that the
Company will continue as a going concern. However, the Company has incurred operating losses of $1,275,903 and $3,177,486 during the six months ended June
30, 2003 and 2002, respectively. In addition, during those quarters, the Company has used cash of $526,606 and $422,587 in its operating activities and has a net working capital deficiency of $2,449,863 at June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's losses have arisen as new management worked through various legal issues it inherited as well as a shortage of capital to execute its business plan. In addition, the Company has devoted significant efforts in the further development and marketing of products in both its Security and DC
Transportation Products Segments, which, while now showing improved revenues, cannot yet be classified as sufficient to totally fund operations for any period of time.

The Company's ability to continue is dependent upon: raising additional capital to fund operations and development; the further development of the Security and
DC Transportation Products Segments; and, ultimately, its ability to achieve profitable operations. During the six months ended June 30, 2003, the Company received $536,000 net, in debt and equity financing, and continues to address several additional financing sources. However, there can be no assurances that additional financing can be obtained on conditions considered by management to be reasonable and appropriate. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the six months ended June 30, 2003 the Company funded its losses from operations through the receipt of the final $300,000 installment from the 12%
convertible debenture it signed on September 20, 2002. Prior to the Feburary funding, the Company had received installments totaling $700,000 from the total of $1,000,000 available under the note. (See note 7 to the financial statements.)

In addition we entered into a Securities Purchase Agreement with three accredited investors in May 2003 for the sale of an aggregate of i) $440,000 in convertible debentures and (ii) warrants to buy 1,320,000 shares of our common stock. The investors are obligated to provide us with the funds as follows:

         o   $200,000 was disbursed in May 2003

         o   $60,000 will be disbursed in June 2003

         o   $60,000 will be disbursed in July 2003

         o   $60,000 will be disbursed in August 2003

         o   $60,000 will be disbursed in September 2003

         Accordingly, we have received a total of $260,000 pursuant to the
Securities Purchase Agreement.

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

Lastly, the Company received collectively, $80,000 during May and June of 2003 from non-qualified stock options that were issued on May 12th, and exercised by the optionee, a consultant, during the quarter ended June 30, 2003 (See note
#9 to the Financial Statements).

The Company currently has commitments to purchase raw materials from a former supplier in the aggregate amount of $151,902. These materials were purchased by the supplier for manufacturing of circuit boards for the Company's SecureView powerline products. Due to market pressures to reduce costs, and the Company's shortage of capital, the the Company formed a strategic business alliance with the China Silian Group to manufacture all of the Company's powerline products in
China(See Management Discussion & Analysis). This event triggered the former supplier to initiate a law suite against the Company to purchase these raw materials(See Part II, Legal Proceedings). The Company has currently negotiated an arrangement with the supplier to purchase these raw materials, at cost, over an extended period. The materials when purchased, will be shipped to China for use in the manufacture of the Company's powerline products. None of the parts are obsolete and it is estimated by management that over 95% of the raw materials will be used in the manufacturing process.

There are two additional areas where the management expects significant resources may be required:

        Because the Company contracts its manufacturing with third parties, and its selling efforts are focused on large retailers, origina equipment manufacturers, and aftermarket distributors; it is expected that additional working capital will be needed to finance the manufacturing of large customer purchase orders, when received. As mentioned in the overview above, the Company has negotiated an agreement with the China
        Silian Group, that will now provide the means for the Company to ensure a steady flow of product to its customers at levels well above previous fiscal years.

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

    In July, 2002, the Company entered into an agreement for accounts receivable funding with a national funding source as one step in improving its current cash flow. Under this arrangement, eligible customers make their payments directly to the financial institution. Upon receipt of payment, the financial institution remits the balance of the factored account, less its fees, to the Company. For the six months ended June 30, 2003, the Company has received aggregate proceeds of $75,000 under the factoring arrangement, related to gross factored accounts receivable of $84,000. The balance will be collected from the factor upon its collection, less its fees that range from 3% to 15% of the gross accounts receivable, depending on the period outstanding (equivalent annual effective interest of 36% to 60%, respectively).

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

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal control over financial reporting in the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is a defendant in a lawsuit filed by Protek Electronics Inc., a former supplier, in the Circuit Court of the 12th Judicial Circuit in Sarasota
County, Florida, on June 2, 2003. The action is seeking recovery for unpaid accounts receivable and un-purchased raw materials and finished goods inventory;
in an amount totaling four hundred thousand dollars ($400,000). On August 5,
2003, the Company signed a written settlement agreement with Protek whereby a final negotiated amount will be paid by the Company on timeline agreed upon by both parties. The settlement has not yet been officially filed with the court as of the date of this filing.

Item 2.   Changes in Securities and Use of Proceeds.

         From April 2003 to June 13, 2003, the Company issued 353,100 shares of restricted common stock to investors in lieu interest payments.

         In May 2003, we entered into a Securities Purchase Agreement with three accredited investors for the sale of an aggregate of i) $440,000 in convertible debentures and (ii) warrants to buy 1,320,000 shares of our common stock. The investors are obligated to provide us with the funds as follows:

         o   $200,000 was disbursed in May 2003

         o   $60,000 will be disbursed in June 2003

         o   $60,000 will be disbursed in July 2003

         o   $60,000 will be disbursed in August 2003

         o   $60,000 will be disbursed in September 2003

         Accordingly, we have received a total of $260,000 pursuant to the
Securities Purchase Agreement.

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

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports of Form 8-K

ITEM 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits:

                  31.1   Certification by Chief Financial Officer pursuant to
                         Sarbanes -Oxley Section 302.
                  31.2   Certification by Chief Executive Officer pursuant to
                         Sarbanes -Oxley Section 302.

                  32.1   Certification by Chief Financial Officer pursuant to
                         18 U.S. C. Section 1350
                  32.2   Certification by Chief Executive Officer pursuant to
                         18 U.S. C. Section 1350

(b)      Reports on Form 8-K

                  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Company has duly caused this Report to be signed on it's behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg,
State of Florida on August 14, 2003.

                  SEAVIEW VIDEO TECHNOLOGY, INC.

                  By: /s/ GEORGE S. BERNARDICH, III
                         ----------------------------
                          GEORGE S. BERNARDICH, III
                          Chief Executive Officer

                  By: /s/ DOUGLAS BAUER
                         ----------------------------
                          DOUGLAS BAUER
                          Chief Financial Officer