Form 10-K/A
period 2002-12-31
SEAVIEW VIDEO TECHNOLOGY INC
filed 2003-08-22
CIK 894536

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

                                              /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
March 21, 2003

                                      F-2

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

Current assets:
   Cash                                                             $      5,364
   Accounts receivable, net                                              139,282
   Accounts receivable, officer                                           30,000
   Inventories                                                           237,526
   Prepaid expenses                                                       29,457
   Deferred finance costs                                                 61,889
                                                                      -----------
     Total current assets                                                503,518

Intangible assets, net                                                 1,396,218
Property and equipment, net                                              267,559
                                                                      -----------
     Total assets                                                   $  2,167,295
                                                                      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $    887,353
   Accrued expenses                                                      401,073
   Due to related parties                                                 98,655
   Notes payable, related parties                                         30,000
   Convertible debentures                                                194,444
   Deferred revenue                                                       47,407
   Litigation settlement                                                 300,000
                                                                      -----------
     Total current liabilities                                         1,958,932
                                                                      -----------
Commitments and contingencies (Note 13)                                       -

Stockholders' equity:
   Common stock, $.001 par value, authorized 100,000,000
     shares; 37,739,685 shares issued 37,386,110 shares
     outstanding                                                          37,740
   Additional paid-in capital                                         11,364,844
   Treasury stock, at cost, 353,575 shares                              (277,757)
   Unearned restricted stock compensation                               (146,659)
   Accumulated deficit                                               (10,769,805)
                                                                      -----------
     Total stockholders' equity                                          208,363
                                                                      -----------
                  Total liabilities and stockholders' equity        $  2,167,295
                                                                      ===========

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