Form 10QSB
period 2003-09-30
SEAVIEW VIDEO TECHNOLOGY INC
filed 2003-11-10
CIK 894536

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES
              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Total number of shares of Common Stock, as of November 11, 2003: 133,768,247

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

                        Seaview Video Technology, Inc.
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

         Item 3. Controls and Procedures......................................13

Part II. OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                   September 30,
                                                      2003            December 31,
                                                  (Unaudited)            2002
Current assets:
   Cash and cash equivalents                       $     128,806  $       5,364
   Accounts receivable, net of allowance
     for doubtful accounts of $27,471
     in 2003 and $32,361 in 2002                         305,353        139,282
   Accounts receivable, officer                           30,000         30,000
   Inventories                                           378,532        237,526
   Prepaid expenses and other current assets             102,766         29,457
   Deferred finance costs                                     -          61,889
                                                   _____________  _____________
     Total current assets                                945,457        503,518

Intangible assets, net                                 1,114,252      1,396,218
Property and equipment, net                              233,640        267,559
                                                   _____________  _____________
     Total assets                                  $   2,293,349  $   2,167,295
                                                   _____________  _____________
                                                   _____________  _____________

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                $     636,137  $     887,353
   Accrued liabilities                                   250,864        401,073
   Due to related parties                                     -          98,655
   Notes payable, related parties                             -          30,000
   Convertible debentures                                     -         194,444
   Deferred revenue                                      105,688         47,407
   Litigation settlement                                 300,000        300,000
                                                   _____________  _____________
     Total current liabilities                         1,292,689      1,958,932
                                                   _____________  _____________
Stockholders' equity (deficit):
   Series C Convertible Preferred Stock;
   $1.00 par value; 10,000,000 shares authorized;
   none outstanding                                           -              -
Common stock, $.001 par value, 250,000,000 shares
     authorized; shares issued (127,936,202 - 2003;
     37,739,685 - 2002); shares outstanding
     (127,462,627 - 2003; 37,386,110 - 2002)             127,936         37,740
   Additional paid-in capital                         14,993,453     11,364,844
   Treasury stock, at cost, shares
     (473,575 - 2003; 353,575 - 2002)                (287,757)    (277,757)
   Unearned restricted stock compensation            (52,252)    (146,659)
   Stock subscription receivable                     (17,500)             -
   Accumulated deficit                               (13,763,220)   (10,769,805)
                                                   _____________  _____________
   Total stockholders' equity (deficit)                1,000,660        208,363
                                                   _____________  _____________
     Total liabilities and stockholders'
     equity (deficit)                              $   2,293,349  $  2,167,295
                                                   _____________  _____________
                                                   _____________  _____________

                            See accompanying notes.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS

                                   Three Months Ended             Nine Months Ended
                                      September 30,                  September 30,
                                  2003            2002           2003           2002
                            _____________   _____________  _____________  _____________
Sales revenue               $     377,219   $     236,740  $    998,184   $     518,315
Fee revenue                        45,000              -         45,000              -
                            _____________   _____________  _____________  _____________
  Net revenue                     422,219         236,740     1,043,184         518,315

Cost of goods sold                311,427         184,871       780,399         356,442
Loss from write-down of inventory      -          110,221            -          110,221
                            _____________   _____________  _____________  _____________
           Gross profit           110,792   (58,352)      262,785          51,652

Operating expenses:
   Salaries and wages             183,137         178,166       624,000       1,118,699
   Professional and
      consulting fees             130,632         144,860       410,600         501,863
   Depreciation and amortization  132,044         118,772       391,616         362,024
   Research and development       100,559           8,476       226,700         195,078
   Advertising and promotions      29,210          10,394        94,951         168,307
   Rent and utilities              32,402              -         80,769              -
   Litigation settlement               -               -   (16,250)      1,200,000
   Other expenses                 165,535         169,032       389,029         371,219
                            _____________   _____________  _____________  _____________
       Total operating expenses   773,519         629,700     2,201,415       3,917,190
                            _____________   _____________  _____________  _____________
Loss from operations        (662,727)  (688,052) (1,938,630)  (3,865,538)

Other income (expense):
   Interest expense         (389,000)             -   (1,000,379)             -
   Other income (expense)   (10,568)  (69,079) (54,406)  (96,363)
                            _____________   _____________  _____________  _____________
Loss before taxes           (1,062,295)  (757,131) (2,993,415)  (3,961,901)

Income tax expense                     -              -              -              -
                            _____________   _____________  _____________  _____________
Net loss                    ($  1,062,295)   ($   757,131) ($ 2,993,415)  ($  3,961,901)
                            _____________   _____________  _____________  _____________
                            _____________   _____________  _____________  _____________
Basic and diluted net
   loss per common share    ($       .01)  ($        .02) ($        .05)  ($        .12)
Basic and diluted weighted
   average shares
   outstanding                 96,923,467      36,411,167    61,587,693      33,167,390

                            See accompanying notes.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
             UNAUDITED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                         Unearned
                                  Common     Additional                Restricted      Stock
                     Common       Stock        Paid-In     Treasury       Stock     Subscription  Accumulated
                      Stock     ($.001 par)    Capital      Stock      Compensation  Receivable     Deficit       Total
                  ____________  ____________ ____________ ____________ ____________ ____________ ____________  ____________
Balances,
  January 1, 2003   37,739,685  $     37,740 $ 11,364,844 $   (277,757)$   (146,659)$            $(10,769,805) $    208,363
Net loss                    -             -            -            -            -            -    (2,993,415)   (2,993,415)
Conversion of
  debentures to
  equity            45,718,161        45,718      808,558           -            -            -            -        854,276
Issuance of stock
  to employees
  and directors         42,000            42        2,058           -            -            -            -          2,100
Issuance of stock
  for services       4,511,000         4,511      182,769           -            -            -            -        187,280
Issuance of stock
  in connection with
  distributions
  agreement            500,000           500       24,500           -            -            -            -         25,000
Issuance of stock in
  connection with
  license agreement    750,000           750       36,750           -            -            -            -         37,500
Issuance of stock for
  financing fee        704,350           704       41,388           -            -            -            -         42,092
Issuance of stock for
  liabilities          286,448           286      123,777           -            -            -            -        124,063
Sales of common
  stock             36,634,568        36,635    1,975,065           -            -       (17,500)          -      1,994,200
Repurchase of
  treasury stock,
  at cost                   -             -            -       (10,000)          -            -            -        (10,000)
Warrants issued in
  connection with debt      -             -        34,517           -            -            -            -         34,517
Exercise of common
  stock warrants     1,050,000         1,050      103,950           -            -            -            -        105,000
Beneficial converstion
  feature                   -             -       295,277           -            -            -            -        295,277
Amortization of unearned
  restricted stock
  compensation              -             -            -            -        94,407           -            -         94,407
                  ____________  ____________ ____________ ____________ ____________ ____________ ____________  ____________
Balances,
  September
  30, 2003         127,936,202  $    127,936 $ 14,993,453 $    (287,757)$   (52,252)$    (17,500)$(13,763,220) $  1,000,660
                  ____________  ____________ ____________ ____________ ____________ ____________ ____________  ____________
                  ____________  ____________ ____________ ____________ ____________ ____________ ____________  ____________

                            See accompanying notes.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                               Nine Months Ended
                                                                 September 30,
                                                             2003            2002
                                                       _____________  _____________
Cash flows from operating activities:
   Net loss                                            ($  2,993,415) ($  3,961,901)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
       Litigation settlement                                      -       1,200,000
       Depreciation                                           47,150         52,109
       Bad debts expense                                          -          47,766
       Amortization                                          567,486        487,009
       Accretion of debt discount                            525,531          4,111
       Loss on disposal of property and equipment                 -          25,514
       Loss from write-down of inventory                          -         110,221
       Stock-based compensation expenses                     223,517      1,032,082
       Changes in operating assets and liabilities:
         Accounts receivable trade                     (252,571) (171,190)
         Inventories                                   (141,006)       242,138
         Prepaid expenses                              (73,309)        17,414
         Accounts payable trade                        (251,216)       121,078
         Accrued liabilities                                     943         97,781
         Deferred revenue                                     58,281  (15,461)

Net cash flows from operating activities               (2,288,609) (711,329)
                                                       _____________  _____________
Cash flows from investing activities:
   Issuances of notes receivable                                  -   (74,439)
   Collection of notes receivable                                 -          41,027
   Collection of notes receivable - officers                      -           7,000
   Proceeds from sales of property and equipment                  -          25,000
   Purchases of property and equipment                 (13,231) (6,084)
                                                       _____________  _____________
Net cash flows from investing activities               (13,231) (7,496)
                                                       _____________  _____________
Cash flows from financing activities:
   Proceeds from sales of common stock                     1,960,663        331,500
   Proceeds from convertible debentures                      516,774        621,012
   Repayments of related party debt                    (98,655)            -
   Proceeds from factoring receivables                        86,500         69,000
   Purchase of treasury stock                          (10,000)            -
   Proceeds from notes payable and long-term debt             37,000         30,000
   Repayments of notes payable                         (67.000)            -
                                                       _____________  _____________
Net cash flows from financing activities                   2,425,282      1,051,512
                                                       _____________  _____________
Net change in cash and cash equivalents                      123,442        332,687
Cash and cash equivalents at beginning of period               5,364          5,233
                                                       _____________  _____________
Cash and cash equivalents at end of period             $     128,806  $     337,920
                                                       _____________  _____________
                                                       _____________  _____________

                            See accompanying notes.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                           Nine Months Ended
                                                             September 30,
                                                        2003                2002

Non-cash investing and financing activities:

Conversion of convertible debentures to common stock  $  1,149,553    $     96,510
                                                      ____________    ____________
                                                      ____________    ____________
Issuance of common stock for licensing rights               37,500              -

                                                      ____________    ____________
                                                      ____________    ____________
Issuance of common stock in connection with
   distributorship agreement                                25,000              -
                                                      ____________    ____________
                                                      ____________    ____________
Issuance of common stock for financing fees                 42,092              -
                                                      ____________    ____________
                                                      ____________    ____________
Issuance of common stock for services and royalties        222,917              -
                                                      ____________    ____________
                                                      ____________    ____________
Issuance of common stock warrants in connection with debt   34,517              -
                                                      ____________    ____________
                                                      ____________    ____________
Deferred finance costs funded through proceeds
   from convertible debentures                              66,724              -
                                                      ____________    ____________
                                                      ____________    ____________
Conversion of common stock warrants into equity            105,000              -
                                                      ____________    ____________
                                                      ____________    ____________
Conversion of liabilities into equity                 $    124,063    $    156,250

                            See accompanying notes.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of presentation:

     The Company's interim financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to
     Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that can be expected for a full fiscal year.

2.   Liquidity and management's plans:

     The accompanying financial statements have been prepared assuming that the
     Company will continue as a going concern. However, the Company has incurred operating losses of $2,293,000 and $3,866,000 during the nine months ended
     September 30, 2003 and 2002, respectively. In addition, during those periods, the Company has used cash of $2,289,000 and $711,000, respectively, in its operating activities. The Company has a net working capital deficiency of $347,000 at September 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has devoted significant efforts in the further development and marketing of products in its Security Products Segment, which, while now showing improved revenues cannot yet be characterized as sufficient to fund operations for any period of time.

     The Company's ability to continue as a going concern is dependent upon (i)
     raising additional capital to fund operations (ii) the further development of the Security and DC Transportation Products Segment products and (iii)
     ultimately the achievement of profitable operations. During the nine months ended September 30, 2003, the Company raised $517,000 from the sale of convertible debt securities and an additional $1,961,000 from the sale of common stock. Management is currently addressing several additional financing sources to fund operations until profitability can be achieved.
     However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Significant accounting policies:

     Revenue recognition:

     Sales revenue is recognized when the earnings process is complete and the risks and rewards of ownership of the product, including title, have been transferred to the customer, which is generally considered to have occurred upon delivery of the product to the customer's premises. Shipping costs, which have been nominal, are billed to the customer and are included as a component of cost of goods sold. Returns are provided for as reductions of revenue recorded based upon the Company's historical return experience. Any related deferred revenue represents sales transactions where all of the conditions necessary for revenue recognition have not been met.

     Fee revenue is recognized over the life of the respective agreements. The related deferred revenue represents fees received for which the revenue has not been earned.

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

     The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial
     Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -
     TRANSITION AND DISCLOSURE.

     September 30,                                                September 30,
                                                            2003              2002
       Net loss, as reported                           ($  2,293,415)  ($  3,961,901)
                                                       _____________   _____________
                                                       _____________   _____________
       Stock-based compensation, as reported            $    223,517         526,318
                                                       _____________   _____________
                                                       _____________   _____________
       Stock-based compensation under fair value method $    223,517         526,318
                                                       _____________   _____________
                                                       _____________   _____________
       Pro-forma net loss under fair value method      ($  2,293,415)  ($  3,961,901)
                                                       _____________   _____________
                                                       _____________   _____________

       Net loss per share, as reported                 ($        .05)  ($        .12)
                                                       _____________   _____________
                                                       _____________   _____________
       Pro-forma net loss per share under fair
         value method                                  ($        .05)  ($        .12)
                                                       _____________   _____________
                                                       _____________   _____________

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Segment information:

     The Company operates in three identifiable industry segments. The Company's
     Marine Products Segment is engaged in the sale of underwater video cameras, lights and accessories, principally to retail sporting goods businesses throughout the United States. The Company's Security Products Segment is
     engaged in the development and sale of video security systems to retail, commercial and governmental entities throughout the United States. The
     Company's DC Transportation Products Segment is engaged in the development and sale of powerline rear and side vision systems for all classes of vehicles in the transportation industry to distributors and original equipment manufacturers throughout the United States. The Company's facilities and other assets are not distinguished among the identifiable segments. Other financial information about the Company's segments for the nine months ended September 30, 2003 and 2002 is as follows:

                                                             2003
                                 ____________________________________________________________
                                    Security          Marine          DC
                                    Products         Products        Trans           Total
                                 ____________    ____________    ____________    ____________
       Net revenue               $    546,670    $   274,737     $   221,777     $  1,043,184
       Cost of sales                  574,393        133,122     $    72,884     $    780,399
                                 ____________    ____________    ____________    ____________
       Gross profit             ($     27,723)   $   141,615     $   148,893     $    262,785
                                 ____________    ____________    ____________    ____________
                                 ____________    ____________    ____________    ____________
       Research and development:
           Stock-based           $     75,000    $        -      $    80,520     $    155,520
           Other                 $     14,220    $        -      $    56,960     $     71,180

                                                            2002
                                 ____________________________________________________________
                                    Security         Marine           DC
                                    Products        Products         Tr              Total
                                 ____________    ____________    ____________    ____________
       Net revenue               $    314,306    $    204,009    $         -     $    518,315
       Cost of sales                  350,853         115,810    $         -     $    466,663
                                 ____________    ____________    ____________    ____________
       Gross profit             ($     36,547)   $     88,199    $         -     $     51,652
                                 ____________    ____________    ____________    ____________
                                 ____________    ____________    ____________    ____________
       Research and development:
           Stock-based           $     85,378    $         -     $         -     $     85,378
           Other                 $    109,700    $         -     $         -     $    109,700

5.   Factored accounts receivable:

     During 2002, the Company entered into an accounts receivable financing facility under which cash collections on certain eligible accounts receivable are assigned to a financial institution. Under this arrangement, eligible customers make their payments directly to the financial institution. Upon receipt of payment, the financial institution remits the balance of the factored account, less its fees, to the Company. During
     2003, the Company has received aggregate proceeds of $86,500 under the factoring arrangement, related to gross factored accounts receivable of
     $93,500. The Company is accounting for this accounts receivable factoring arrangement as a secured borrowing pursuant to SFAS No. 140, Accounting for
     Transfers and Servicing of Financial Assets and Extinguishments of
     Liabilities. The Company's assets, including accounts receivable, inventory and property and equipment secure the agreement. The related service charge is reflected in interest expense in the period that the accounts receivable are transferred. Factoring fees of $5,700 were incurred during the nine months ended September 30, 2003. There were no outstanding factored accounts receivable as of September 30, 2003.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The Company recorded amortization expense of $335,091, $5,625 and $3,750, respectively, in connection with patents, licensing rights and the distributorship agreement for the nine months ended September 30, 2003.

     Intangible assets consist of the following at September 30, 2003:

                                       Security         Marine            DC
                                       Products        Products          Trans           Total
                                   _____________    _____________    _____________    _____________
       Patent cost                 $   1,427,813    $     741,148    $          -     $   2,168,961
       Licensing rights                   37,500               -                -            37,500
       Distributorship agreement              -                -            25,000           25,000
       Accumulated amortization    (734,905)   (378,554)   (3,750)   (1,117,209)
                                   _____________    _____________    _____________    _____________
                                   $     730,408    $     362,594    $      21,250    $   1,114,252
                                   _____________    _____________    _____________    _____________
                                   _____________    _____________    _____________    _____________

     Estimated future amortization is as follows:

         Year ending September 30,
                        2004                            $    459,288
                        2005                                 459,288
                        2006                                 180,051
                        2007                                  12,500
                        2008                                   3,125
                                                        $  1,114,252

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

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

7.   Convertible debentures (continued):

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

     During February 2003, the Company allocated the proceeds received from the third and final traunch of convertible notes and warrants between the securities based upon their relative fair values. Fair value for the warrants was determined using the Black-Scholes pricing model; the face value of the notes was considered by management to equal their respective fair values. As a result of this allocation, approximately $9,800 was recorded for the warrants as paid in capital in the month of February. The assumptions used to determine fair value under the Black-Scholes pricing model included an exercise price of $0.10, market price of $0.05, term of
     1,080 days, volatility of 50%, and interest rate of 16%. There was no beneficial conversion feature related to the third traunch of financing.

     On May 9, 2003 (Commitment Date), the Company entered into a Securities
     Purchase Agreement that provides for the issuance of convertible notes payable up to an aggregate face value of $440,000 and warrants to acquire up to an aggregate 1,320,000 shares of the Company's common stock. The agreement provides for the funding of the notes in five traunches, of which the first two, amounting to $260,000 each with 520,000 warrants each were issued on May 9, 2003 and June 3, 2003, respectively. Each traunch matures on the one year anniversary date of issuance, assuming no conversion or prepayment. On July 1, 2003, the third traunch of the May 10, 2003
     Securities Purchase Agreement ($60,000 in convertible notes and warrants to acquire 180,000 shares of common stock) was funded. Each traunch matures on the one year anniversary date of issuance, The convertible notes bear interest at 12% and are payable in one year from the date of issuance;
     interest is payable quarterly.

     The convertible notes are convertible into shares of common stock solely at the creditor's option at a conversion rate amounting to the lower of (i)
     $0.05 or (ii) 50% of the average of the three lowest intraday trading prices for the Company's common stock for the 20 trading days before the conversion date. On the Commitment Date, the Company's closing market value was $0.06 and the three lowest intraday trading prices for the 20 trading days before the Commitment Date averaged $0.03 and $0.037 and $0.03 for
     Traunch 1, Traunch 2 and Traunch 3, respectively; thus the conversion rate on the Commitment Date amounted to $0.015, $0.0185 and $0.015 per common share, respectively. The warrants, which have an exercise price of $0.5 and a three-year term, were fully issued upon the funding of each respective traunch.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

7.   Convertible debentures (continued):

     During May, June and July 2003, the Company allocated the proceeds received from the first three traunches of convertible notes and warrants between the securities based upon their relative fair values. Fair value for the warrants was determined using the Black-Scholes pricing model; the face value of the notes was considered by management to equal their respective fair values. As a result of this allocation, approximately $22,100 and
     $2,600 was recorded for the warrants as paid in capital in the second and third quarters of 2003, respectively. The assumptions used to determine fair value under the Black-Scholes pricing model included an exercise price of $0.05, market price of $0.06 and $0.04, respectively, term of 1,080 days, volatility of 50%, and interest rate of 12%. In addition, the Company allocated the remaining proceeds of the convertible notes to the embedded beneficial conversion feature represented by the excess that the market value of the common stock on the commitment date exceeded the conversion rate. The debt has been accreted towards its face value through periodic charges to interest expense over the outstanding term of the underlying notes.

     The effective interest rate on the first three traunches of convertible notes payable from The May 9, 2003 Securities Purchase Agreement amounts to
     131.4%, assuming that the notes are held to maturity. The effective interest rate results from the amortization of discounts to the face value of the convertible notes payable, amortization of debt issue costs and the contractual interest rate over the term of the notes as follows:

                                                    Amount        Percent
                                                ___________     ___________
         Discounts to face value:
           Beneficial conversion feature        $   295,300         92.3%
           Allocation to warrants                    24,700          7.7%
                                                ___________     ___________
                                                    320,000        100.0%

         Other interest expense:
           Amortization of debt costs                62,200         19.4%
           Contractual interest rate                 38,400         12.0%
                                                ___________     ___________
                                                $   420,600        131.4%
                                                ___________     ___________
                                                ___________     ___________

     Amortization of the beneficial conversion feature and debt issue costs during the nine months ended September 30, 2003 amounted to $526,000 and
     $63,000, respectively.

     During the nine months ended September 30, 2003, $1,000,000 of the face value of these debentures was converted into 16,666,667 shares of common stock at a conversion price of between $0.015 and $0.538. The shares issued were valued in accordance with the Securities Purchase Agreement dated
     September 20, 2002,  which approximates a 50% discount to market price.

     On August 26, 2003, the Company repaid the remaining $320,000 face value of these debentures. In connection therewith, the Company paid $9,800 in interest and $148,000 in pre-payment penalty fees. The Company effectively terminated the agreement during August 2003, and accordingly, funding of the remaining two traunches is no longer required.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

8.   Stockholders' equity:

     Series A Convertible Preferred Stock:

     Effective September 30, 2003, the Company designated 5,000,000 shares of authorized preferred stock as Series A Convertible Preferred Stock. There were no shares outstanding as of September 30, 2003. The Series A
     Convertible Preferred Stock has a liquidation preference of $1.00 per share and is non-voting. It is convertible into common stock only upon registration of the underlying common shares into which the preferred stock can be converted. The conversion rate is variable. During the first year following issuance, and assuming the registration described earlier, the preferred stock is convertible into the number of common shares that result from dividing the par value by the average market price of the common stock for a period of five days. Commencing the month following the first year of issuance, and again assuming the registration, the conversion methodology provides for a market discount of 20%, increasing 1% monthly thereafter, up to 130%.

     Common Stock and Common Stock Warrants:

     During the nine months ended September 30, 2003, 35,776,905 shares of the
     Company's restricted common stock were sold through various private equity placements exempt from registration under Section 4(2) of the Securities
     Act of 1933, and Rule 506 of Regulation D, thereof. The placements were open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. The
     Company had issued 31,471,905 of these shares and received proceeds from the offerings of $1,765,081 as of September 30, 2003. The remaining
     4,305,000 shares will be issued in the fourth quarter of 2003. The remaining $240,500 of proceeds from the offering is also expected to be received in the fourth quarter.

     During the nine months ended September 30, 2003, 5,162,662 shares of the
     Company's free trading common stock were sold in connection with a consulting services agreement. The Company received $190,045 in proceeds and recognized $33,537 in consulting expense related to this issuance.

     During the nine months ended September 30, 2003, the Company issued 42,000 shares of restricted common stock to employees and directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $2,100 in the aggregate.

     During the nine months ended September 30, 2003, the Company issued
     45,718,151 shares of free trading common stock in accordance with several conversion notices received by the Company from the holders of the
     Company's 12% convertible debentures. The shares issued were valued in accordance with the Securities Purchase Agreement dated September 20, 2002, which approximates a 50% discount to the market price. The average share price for all of the conversions was $0.02 per share, or $1,000,000 in the aggregate.

     During the third quarter of 2003, the Company issued 1,050,000 shares of free trading common stock in accordance with several stock warrant exercise agreements received by the Company from the holders of the Company's stock purchase warrants. The shares issued were valued at the exercise price of
     $0.10 per share, or $105,000 in the aggregate, in accordance with the Stock
     Purchase Warrants dated September 20, 2002.

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

8.   Stockholders' equity (continued):

     During the nine months ended September 30, 2002, the Company issued
     4,511,000 shares of free trading common stock to professional research and development consultants as compensation for consulting services and royalties. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $187,280 in the aggregate. Additionally, $94,407 of compensation expense was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultants as compensation in previous years.

     During the first quarter of 2003, the Company issued 750,000 and 500,000 shares of restricted common stock in conjunction with a licensing agreement and a distributorship agreement, respectively. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $37,500 and $25,000, respectively, in the aggregate. The fair value of the licensing rights and the distributorship agreement were capitalized as intangible assets and are being amortized over their estimated useful lives of five years. The Company recorded amortization expense of $5,625 and $3,750, respectively, in connection with these licensing rights and the distributorship agreement for the nine months ended September 30, 2003.

     During the nine months ended September 30, 2003, the Company issued 704,350 shares of restricted common stock to investors for financing fees. The common stock was valued based upon the trading market prices on the dates of issuance, or $42,092 in the aggregate.

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

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

9.   Commitments and contingencies:

     License agreements and royalties:

        o   License of Video Security System Technology: In December 2002, the
            Company entered into a licensing agreement with Satius, Inc.
            (formerly VideoCom, Inc. and Wire21 Inc.) for its powerline technologies, which are utilized in the SecureView product line.
            This agreement replaces the original license agreement entered into in October 1999 in its entirety. The agreement is effective through the expiration of the patents licensed in the agreement (through
            October 2012). The agreement obligates the Company to pay royalties equal to between $1 and $3 per unit of licensed products sold, with minimum annual royalties of between $240,000 and $480,000. $80,000 of expense related to this agreement was incurred during the nine months ended September 30, 2003. Additionally, during the first quarter of 2003, the Company issued 750,000 shares of the Company's common stock in connection with this license and recorded an intangible asset for the estimated fair value of the shares
            ($37,500), which is being amortized over 5 years. Amortization charged to operations in relation to these licensing rights was
            $5,625 in 2003.

        o   Distribution Agreement: In December 2002, the Company entered into a distribution agreement with Tyman Group, LLC for its powerline technologies, which are utilized in the DC Transportation product line. The agreement is effective through the expiration of the agreement (through December 2007) unless mutually extended by both parties. During the first quarter of 2003, the Company issued
            500,000 shares of the Company's common stock in connection with this license and recorded an intangible asset for the estimated fair value of the shares ($25,000), which is being amortized over 5 years. Amortization charged to operations in relation to these licensing rights was $3,750 in 2003.

            In order for the distributor to acquire exclusive distribution rights under the agreement, the Company is to receive $300,000 in non-refundable fees. The Company defers all fee revenue and recognizes it over the 5-year term of the agreement. As of September
            30, 2003, the Company has received $150,000 in fees, of which
            $45,000 has been recognized as revenue in the accompanying statement of operations. The distributor has the opportunity to earn a rebate for these fees if certain guaranteed minimum net unit sales are met in each of the first three years. The Company will record any such rebates as an expense when earned by the distributor.

10.  Customer concentrations:

     Although the Company serves a large and varied group of customers, one customer accounted for 52% of total revenue for the three months ended
     September 30, 2003 and two customers accounted for 20% and 13% of total revenue for the nine months ended September 30, 2003. One customer accounted for 39% and 18% of total revenue for the three and nine months ended September 30, 2002, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations

        Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate,"
"believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

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

OVERVIEW

For the quarter ended September 30, 2003, we are able to report noteworthy achievements in our quest to execute our business plan focused on growth, profitability, and technological innovation.

During the quarter ended September 30, 2003, we were able to substantially improve our balance sheet by raising $1.76 million in capital through private equity placements (See Note 8 to the financial statements). As reported in our previous public filings, we had obtained financing in the form of convertible debentures in September of 2002 and May of 2003. On August 26, 2003, through a negotiated redemption agreement using proceeds from the private equity placements, we redeemed all outstanding principal, accrued interest, and pre-payment penalties relating to these debentures (See note 7 to the financial statements). In addition, we used a portion of the remaining proceeds to significantly reduce our trade debt, build inventory in our Power-line products, hire another engineer for research & development, and establish a cash reserve. As part of the trade debt reduction, we paid in full all amounts owed to our former product manufacturer, ProTek, Inc.; who had previously filed a lawsuit to collect balances due. The Company was able to negotiate a discount on the remaining $400,000 balance. Also, as a result of the settlement, the Company received all remaining finished product in ProTek's inventory and all remaining raw materials were shipped to China Silian for use in overseas production.

In July 2003, as previously reported, we entered into a strategic business alliance with China Silian Group Co., Ltd (SIC Group), of Chongqing, China. The
alliance establishes SIC as the primary supplier of our power-line products and components and establishes a credit line for us to procure this inventory. In addition, Seaview and SIC Group will conduct market research to investigate the marketability and distribution of our products in China which may result in a distribution arrangement.

Net Revenue increased 78% for the quarter ended September 30, 2003 compared to the same quarter ended in 2002. It marks the 5th consecutive quarterly sales increase on a quarterly comparative basis and allowed the Company to obtain net revenues in excess of $1.0 million for the first time since new managements inaugural year of 2001. The quarter also represents the largest single quarter of total revenue in the Company's history.

In August, the Company's patented power-line SecureView™ "Camera in a light bulb" debuted on Shop At Home Network, LLC and is expected to air continuously through year-end. The airings expand on Secure View's initial success in the direct television retailing arena and the exposure should provide the opportunity to educate consumers on the advantages of SecureView and power-line technology in general.

Sales and installations of the Company's PowerLine Vision Systems (PLVS)™
continued throughout the quarter ended September 30, 2003. In addition, several fleet companies including Ryder, Sysco, and Mclane Trucking purchased and installed test units for evaluation of performance and property loss savings. In
July, SIA Truck Bodies, Inc., a leading Ford® Truck Bailment Pool dealer in the
Southeastern United States, became a dealer to distribute PowerLine Vision
Systems (PLVS)™ technology as an option on its truck body models and vans to
Truck Dealers and its fellow National Truck Equipment Association (NTEA)
members. SIA has sold and installed systems to Budweiser Bottling Company of
Clearwater and PODS Mobile Storage of Clearwater. Lastly, in September, the
Company began offering a leasing option for PLVS™ to better meet the needs of our customers.

With the infusion of working capital as discussed above, Management believes the
Company has achieved the stablilty needed to aggressively execute its business plan. The Company will continue to pursue opportunities to raise additional capital to fund expected growth.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NET REVENUE. Net revenue increased 101% from $518,315 for the nine months ended
September 30, 2002 to $1,043,184 for the nine months ended September 30, 2003.
Marine product segment sales were $274,737 or 26% of total revenues for the nine months ended September 30, 2003 compared to 204,009, or 39% of total revenues, for the nine months ended September 30, 2002. Overall, marine product sales increased $70,728, or 35%. Security product segment sales were $546,670 or 52%
of total revenues for the nine months ended September 30, 2003 compared to
$314,306, or 61% of total revenues, for the nine months ended September 30,
2002. Overall, security product sales increased $232,364, or 74%. DC
Transportation product segment sales were $221,777 or 21% of total revenues for the nine months ended September 30, 2003. This amount includes $45,000 of exclusivity fee income received from distribution contracts. The DC
Transportation product segment is a new segment and therefore no comparative analysis can be made. The increase in the marine product segment sales is attributed to the Company's recommitment to participating in regional boat shows and entry into various mail order catalogues. The growth in the security products segment is due primarily to the products exposure on various home shopping channels. The revenues for the DC transportation product segment were derived primarily from the distribution contract signed in the first quarter of
2003 and initial installations on equipment of new fleet customers.

COST OF GOODS SOLD. Cost of Goods sold increased 67% from $466,663 (including inventory write-down) for the nine months ended September 30, 2002 to $780,399
(including inventory write-down) for the nine months ended September 30, 2003.
As a percentage of net revenue, cost of goods sold decreased to 75% for the nine months ended September 30, 2003 from 90% (including inventory write-down) for the nine months ended September 30, 2002. Cost of goods sold for the marine products segment increased $17,312, or 15%, from $115,810 for the nine month period ended September 30, 2002 to $133,122 for the same period in 2003. As a percentage of revenue, cost of goods sold for the marine product segment decreased from 57% for the nine-months ended September 30, 2002 to 48% for same period in 2003. Cost of goods sold for the security products segment increased
$223,540, or 64%, from $350,853 for the nine month period ended September 30,
2002 to $574,393 for the same period in 2003. As a percentage of revenue, cost of goods sold for the security product segment decreased from 112% (including inventory write-down) for the nine-months ended September 30, 2002 to 105% for same period in 2003. Goods Sold for the DC Transportation product segment was
$72,884 or 33% as a percentage of net revenues (exclusivity fee income included-see above "net revenue") for the nine months ended September 30, 2003.
The DC Transportation product segment is a new segment and therefore no comparative analysis can be made. The decrease in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by the participation in regional boat shows where the Company's marine products are sold at full retail prices. The decrease in the cost of goods sold as a percentage of net revenues for the security products segment was driven primarily by the reduction of raw material and component costs. First, the
Company was able to re-negotiate pricing with some of its current vendors.
Second, the Company finished the liquidation of its domestic inventory components early in the third quarter ended September 30, 2003 and were able to purchase the majority of components from its overseas supplier, China Silian;
which as previously reported, are at a significant cost reduction compared to the domestically manufactured counterparts. Although the Company is experiencing significant price pressure from its customers to be able to meet desired retail price points, the Company expects to achieve additional component cost reductions in future reporting periods. For the nine months ended September 30,
2003, the impact on the cost of goods sold for purchases made at prices greater than the lower of cost or market was $84,352. Adjusting for the lower of cost or market, the cost of goods sold for the security products segment would have been
$490,040 or 90% of net security product segment revenues for the nine months ended September 30, 2003.

GROSS PROFIT MARGIN. Gross profits on sales for the nine months ended September
30, 2003 amounted to $262,785, or 25% of net revenues, compared to $51,652, or
10% of net revenues, for the nine months ended September 30, 2002. The marine products segment contributed $141,615 and $88,199 of the total gross profit for the nine months ended September 30, 2003 and 2002, respectively. The security products segment contributed $(27,722) and $(36,547) of the total gross profit for the nine months ended September 30, 2003 and 2002, respectively. The gross profit percentage for the marine products segment increased from 43% for the nine months ended September 30, 2002 to 52% for the nine months ended September
30, 2003. The gross profit percentage for the security products segment increased from (12)% for the nine months ended September 30, 2002 to (5%) for the nine months ended September 30, 2003. (See discussion below). Gross profits for the DC Transportation product segment was $148,892 or 67% as a percentage of net revenues(exclusivity fee income included-see above "net revenue") for the nine months ended September 30,2003. The DC Transportation product segment is a new segment and therefore no comparative analysis can be made. The increase in the gross margin as a percentage of net revenues for the marine products segment was driven primarily by the participation in regional boat shows where the
Company's marine products are sold at full retail prices. The increase in the gross margin as a percentage of net revenues for the security products segment was driven primarily by the reduction of raw material and component costs.
First, the Company was able to re-negotiate pricing with some of its current vendors. Second, the Company finished the liquidation of its domestic inventory components early in the third quarter ended September 30, 2003 and were able to purchase the majority of components from its overseas supplier, China Silian;
which as previously reported, are at a significant cost reduction compared to the domestically manufactured counterparts. Although the Company is experiencing significant price pressure from its customers to be able to meet desired retail price points, the Company expects to achieve additional component cost reductions in future reporting periods. For the nine months ended September 30,
2003, the impact on the gross margin for purchases made at prices greater than the lower of cost or market was $84,352. Adjusting for the lower of cost or market, the gross margin for the security products segment would have been
$56,630 or 10% of net security product segment revenues for the nine months ended September 30, 2003.

SALARIES AND WAGES. Salaries and Wages decreased 44% from $1,118,699 for the nine months ended September 30, 2002 to $624,000 for the nine months ended
September 30, 2003. The decrease was due primarily from the elimination of stock based compensation. Salary and Wages is comprised of employee wages, stock compensation, and temporary labor. During the nine months ended September 30,
2003, stock based compensation totaled $2,100 or less than 1/2% of total salary and wages.

ADVERTISING AND PROMOTION. Advertising and promotions decreased 44% from
$168,307 for the nine months ended, September 30, 2002 to $94,951 for the nine months ended, September 30, 2003. The decrease was due primarily to Management's strategy to attempt to market directly to dealers and large consumer retailers rather than marketing direct to the consumer. Budgetary restrictions also contributed to the decrease as management used available capital to finance inventory and accounts receivable. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions. The
Company expects advertising and promotions expense to increase in future financial periods.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased
8% from $362,024 for the nine months ended September 30, 2002 to $391,616 for the nine months ended September 30, 2003. On February 14, 2001, we entered into a Licensing Agreement with our former Chairman, Richard McBride that provided for a license to exploit certain patented technologies owned by McBride that are associated with technologies under development in connection with our security products segment. We exchanged 1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services.
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

RESEARCH & DEVELOPMENT. Research and development expense increased 16%
from $195,078 for the nine months ended September 30, 2002, to $226,700 for the nine months ended September 30, 2003. In addition, non-cash stock-based research and development, principally in the form of consulting services, comprised
$155,520, or 69%, of total expense for the nine months ended September 30, 2003.
The increase was due primarily to management's decision to allocate greater resources for current product upgrades and new product development. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security and DC Transportation product segments. For the nine months ended September 30, 2003, of the total Research &
Development expenditures, $109,220 or 48% was for the development of the security product segment, and $117,480 or 52% was for the development of the DC
Transportation product segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years, as well as, new digital technology currently in the planning phases.

RENT AND UTILITIES. Rent and utilities was $80,769 for the nine months ended
September 30, 2003. Rent & Utilities was included in "Other Expenses" for the nine months ended September 30, 2002, and therefore no comparative analysis can be made. The Company moved its corporate headquarters to new office space on
June 30, 2002 under a one year lease that automatically extends for an additional year. The Company also leases space in Clearwater, Florida, on a month to month basis, for its distribution and warranty & repair center. The
Company also began sub-leasing office space in Pleasant Hill, California to house its Research & Development staff. The sub-lease began in May of 2003, for a period of one year, with yearly extensions available. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

PROFESSIONAL FEES. Professional and consulting fees decreased 18% from $501,863 for the nine months ended September 30, 2002 to $410,600 for the nine months ended September 30, 2003. Overall legal fees relating to the Company's defense of a class action law suit were reduced significantly due to the settlement. The decrease was offset by an increase in fees paid to strategic consultants.
Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. Professional and consulting fees includes non-cash stock based compensation of $37,280 for the nine months ended September 30,
2003.

OTHER EXPENSES. Other expenses increased 27% from $306,011 for the nine months ended September 30, 2002 to $389,029 for the nine months ended September 30,
2003. The increase was the result of two factors. First, freight costs are a function of revenues, and therefore increased proportionally due to the 101%
sales gain as compared to the same nine month period ended in 2002. Second, the
Company incurred additional travel costs associated with the launching of the
Power-line Vision System (PLVS) product and travel to the far east to solidify sourcing supplier agreements. Other expenses also include travel, freight, supplies, property taxes, insurance, bank charges, and various other expenses that are classified as miscellaneous.

LITIGATION SETTLEMENT. We recorded a charge of $1,200,000 for the quarter ended
September 30, 2003 to account for the common stock to be issued under the proposed settlement of a class action lawsuit. The proposed settlement stipulates that we would tender 6,000,000 shares of our free trading stock to the class participants. We used the closing market price of $.20 per share on
September 28, 2002, the last trading day of the quarter, to value the recording of the expense. On December 17, 2002, the Joint Motion for Preliminary Approval
of Settlement and the Amended Stipulation of Settlement was filed with the
United States District Court of Florida, and approved by the residing justice.
There were no significant amendments to the nature or terms of the Stipulation as outlined above. The actual liability, based on the value of the Company's stock as December 17, 2002, was $300,000 plus an estimated $125,000 in legal fees. The Company recorded its revised estimate of the liability in the fourth quarter ended December 31, 2002, and has disclosed this fourth quarter adjustment in the financial statements.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NET REVENUE. Net revenue increased 78% from $236,740 for the three months ended
September 30, 2002 to $422,219 for the three months ended September 30, 2003.
Marine product segment sales were $66,675 or 16% of total revenues for the three months ended September 30, 2003 compared to $41,743, or 18% of total revenues, for the three months ended September 30, 2002. Overall, marine product sales increased $24,932, or 60%. Security product segment sales were $284,231 or 67%
of total revenues for the three months ended September 30, 2003 compared to
$194,997, or 82% of total revenues, for the three months ended September 30,
2002. Overall, security product sales increased $89,234, or 46%. DC
Transportation product segment sales were $71,313 (including exclusivity fee income), or 17% of total revenues for the three months ended September 30, 2003.
The DC Transportation product segment is a new segment and therefore no comparative analysis can be made. The increase in the marine product segment sales is attributed to the Company's recommitment to participating in regional boat shows and entry into various mail order catalogues. The growth in the security products segment is due primarily to the products exposure on various home shopping channels. The revenues for the DC transportation product segment were derived primarily from the distribution contract signed in the first quarter of 2003 and initial installations on equipment of new fleet customers.

COST OF GOODS SOLD. Cost of Goods sold increased 6% from $295,092 (including inventory write-down) for the three months ended September 30, 2002 to $311,427 for the three months ended September 30, 2003. As a percentage of net revenue, cost of goods sold decreased to 74% for the three months ended September 30,
2003 from 125% (including inventory write-down) for the three months ended
September 30, 2002. Cost of goods sold for the marine products segment increased
$11,126 or 46%, from $24,212 for the three months ended September 30, 2002 to
$35,338 for the same period ended in 2003. As a percentage of net revenue, cost of goods sold for the marine product segment decreased from 58% for the three months ended September 30, 2002 to 53% for same period ended in 2003. Cost of goods sold for the security products segment decreased $7,296 or 3%, from
$270,880 (including inventory write-down) for the three months ended September
30, 2002 to $263,584 for the same period ended in 2003. As a percentage of revenue, cost of goods sold for the security product segment decreased from 139%
(including inventory write-down) for the three months ended September 30, 2002 to 93% for same period ended in 2003. Goods Sold for the DC Transportation product segment was $12,505 or 18% (exclusivity fee income included-see above
"net revenue") as a percentage of net revenues for the three months ended
September 30, 2003. The DC Transportation product segment is a new segment and therefore no comparative analysis can be made.The decrease in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by the participation in regional boat shows where the Company's marine products are sold at full retail prices. The decrease in the cost of goods sold as a percentage of net revenues for the security products segment was driven primarily by the reduction of raw material and component costs. First, the
Company was able to re-negotiate pricing with some of its current vendors.
Second, the Company finished the liquidation of its domestic inventory components early in the third quarter ended September 30, 2003 and were able to purchase the majority of components from its overseas supplier, China Silian
(SIC); which as previously reported, are at a significant cost reduction compared to the domestically manufactured counterparts. Although the Company is experiencing significant price pressure from its customers to be able to meet desired retail price points, the Company expects to achieve additional component cost reductions in future reporting periods.

GROSS PROFIT MARGIN. Gross profits on sales for the three months ended September
30, 2003 amounted to $110,792, or 26% of net revenues, compared to
$(58,352)(including inventory write-down), or (25)% of net revenues, for the three months ended September 30, 2002. The marine products segment contributed
$31,337 and $17,531 of the total gross profit for the three months ended
September 30, 2003 and 2002, respectively. The security products segment contributed $20,647 and $(75,883) of the total gross profit for the three months ended September 30, 2003 and 2002, respectively. The gross profit percentage for the marine products segment increased from 42% for the three months ended
September 30, 2002 to 47% for the three months ended September 30, 2003. The gross profit percentage for the security products segment increased from (39)%
for the nine months ended September 30, 2002 to 7% for the three months ended
September 30, 2003. Gross profits for the DC Transportation product segment was
$58,808 or 82% (exclusivity fee income included-see above "net revenue") as a percentage of net revenues for the three months ended September 30, 2003. The DC
Transportation product segment is a new segment and therefore no comparative analysis can be made The increase in the gross margin as a percentage of net revenues for the marine products segment was driven primarily by the participation in regional boat shows where the Company's marine products are sold at full retail prices. The increase in the gross margin as a percentage of net revenues for the security products segment was driven primarily by the reduction of raw material and component costs. First, the Company was able to re-negotiate pricing with some of its current vendors. Second, the Company finished the liquidation of its domestic inventory components early in the third quarter ended September 30, 2003 and were able to purchase the majority of components from its overseas supplier, China Silian; which as previously reported, are at a significant cost reduction compared to the domestically manufactured counterparts. Although the Company is experiencing significant price pressure from its customers to be able to meet desired retail price points, the Company expects to achieve additional component cost reductions in future reporting periods.

SALARIES AND WAGES. Salaries and Wages increased 3% from $178,166 for the three months ended September 30, 2002 to $183,137 for the three months ended September
30, 2003. The increase was due primarily from the addition of labor at the
Company's distribution center to support the increased product demand. Salary and Wages is comprised of employee wages, stock compensation, and temporary labor. During the three months ended September 30, 2003, there was no stock based compensation.

ADVERTISING AND PROMOTION. Advertising and promotions increased 181% from
$10,394 for the three months ended, September 30, 2002 to $29,210 for the three months ended, September 30, 2003. The increase was due to costs associated with the Company's attendance at various marine trade shows. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions. The Company expects advertising and promotions expense to increase in future financial periods.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased
11% from $118,772 for the three months ended September 30, 2002 to $132,044 for the three months ended September 30, 2003. The increase is attributable to patents assigned to the Company in December of 2002, as discussed below. On
February 14, 2001, we entered into a Licensing Agreement with our former
Chairman, Richard McBride that provided for a license to exploit certain patented technologies owned by McBride that are associated with technologies under development in connection with our security products segment. We exchanged
1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services. The shares were based upon quoted market prices on the date of the Agreement. The total value of the arrangement was allocated between the consulting and license in the amounts of $2,066,100 and $63,900, respectively, based upon the relative fair values of the consulting services and license. The licensing rights are being amortized over their estimated useful lives of five years. Annualized amortization of the license rights is approximately $413,000. The primary reason for the increase is that on
December 12, 2002, the Company entered into a Patent Assignment Agreement (the
"2002 Agreement") with the McBride Estate that provided for release of the
Estate's obligations under the 2001 agreement in return for termination of the license and assignment of the patents licensed in the 2001 agreement. In consideration of this assignment, the Company exchanged $93,856 in receivables from the Estate and 100,000 shares of restricted common stock having a value of
$9,000, based upon quoted market prices on the date of the 2002 Agreement. The total value of the arrangement and the value of the licensing rights were allocated to patent costs and are being amortized over the remaining useful life assigned to these intangible assets of 5 years.

RESEARCH & DEVELOPMENT. Research and development expense increased 1086% from
$8,476 for the three months ended September 30, 2002, to $100,559 for the three months ended September 30, 2003. In addition, non-cash stock-based research and development, principally in the form of consulting services, comprised $80,000, or 80%, of total expense for the three months ended September 30, 2003. The increase was due primarily to two factors. First, was management's decision to allocate greater resources for current product upgrades and new product development. Second, for the comparative three month reporting period ended
September 30, 2002, stock-based compensation related to Research & Development was included in Professional and Consulting Fees. Research and development costs consist of all expenditures related to the improvement and development of the
Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security and DC Transportation product segments. For the three months ended September 30, 2003, of the total Research & Development expenditures, $50,000 or 50% was for the development of the security product segment, and $50,559 or 50% was for the development of the DC Transportation product segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated.
The Company plans to continue funding the security and DC transportation product segments for the next several years, as well as, new digital technology currently in the planning phases.

RENT AND UTILITIES. Rent and utilities was $32,402 for the three months ended
September 30, 2003. Rent & Utilities was included in "Other Expenses" for the three months ended September 30, 2002, and therefore no comparative analysis can be made. The Company moved its corporate headquarters to new office space on
June 30, 2002 under a one year lease that automatically extends for an additional year. The Company also leases space in Clearwater, Florida, on a month to month basis, for its distribution and warranty & repair center. The
Company also began sub-leasing office space in Pleasant Hill, California to house its Research & Development staff. The sub-lease began in May of 2003, for a period of one year, with yearly extensions available. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

PROFESSIONAL FEES. Professional and consulting fees decreased 10% from $144,860 for the three months ended September 30, 2002 to $130,632 for the three months ended September 30, 2003. Overall legal fees relating to the Company's defense of a class action law suit were reduced significantly due to the settlement (See legal proceedings, Part II). The decrease was offset by an increase in fees paid to strategic consultants. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. Professional and consulting fees includes non-cash stock based compensation of $24,960 for the three months ended September 30, 2003.

OTHER EXPENSES.  Other expenses decreased 2% from $169,032 for the three months ended September 30, 2002 to $165,535 for the three months ended September 30,
2003. The decrease was attributed to a reduction in travel expenses and other general cost saving measures implemented by management. Other expenses also include travel, freight, supplies, property taxes, insurance, bank charges, and various other expenses that are classified as miscellaneous.

LITIGATION SETTLEMENT. We recorded a charge of $1,200,000 for the quarter ended
September 30, 2003 to account for the common stock to be issued under the proposed settlement of a class action lawsuit. The proposed settlement stipulates that we would tender 6,000,000 shares of our free trading stock to the class participants. We used the closing market price of $.20 per share on
September 28, 2002, the last trading day of the quarter, to value the recording of the expense. On December 17, 2002, the Joint Motion for Preliminary Approval
of Settlement and the Amended Stipulation of Settlement was filed with the
United States District Court of Florida, and approved by the residing justice.
There were no significant amendments to the nature or terms of the Stipulation as outlined above. The actual liability, based on the value of the Company's stock as December 17, 2002, was $300,000 plus an estimated $125,000 in legal fees. The Company recorded its revised estimate of the liability in the fourth quarter ended December 31, 2002, and has disclosed this fourth quarter adjustment in the financial statements.

LIQUIDITY & CAPITAL RESOURCES

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  However, the Company has incurred operating losses of $2,293,000 and $3,866,000 during the nine months ended September 30, 2003 and 2002, respectively. In addition, during those periods, the Company has used cash of $2,289,000 and
        $711,000, respectively, in its operating activities. The Company has a net working capital deficiency of $347,000 at September 30, 2003. These onditions raise substantial doubt about the Company's ability to continue as a going concern.

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
        During the nine months ended September 30, 2003, the Company raised
        $517,000 from the sale of convertible debt securities and an additional
        $1,961,000 from the sale of common stock. Management is currently addressing several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the nine months ended September 30, 2003 the Company funded its losses from operations through the following vehicles:

        o   The receipt of $300,000 in proceeds from the final installment from the 12% convertible notes payable it signed on September 20, 2002.
            Prior to the funding in February, the Company had received installments totaling $700,000 from the total of $1,000,000 available under the note. (See note 7 to the financial statements.)

        o   The receipt of the $320,000 in proceeds from 12% convertible notes payable it signed on May 9, 2003.  The aggregate face value of the convertible notes was $440,000, to be received over five
            installments.  The Company received a $200,000 face value
            installment on May 10th, a $60,000 face value installment on June
            4th, and an additional $60,000 face value installment on July 1st.
            The Company, at its option, declined the remaining $120,000 of available funding (See Note 7 to the financial statements).

        o   The receipt of $1,765,618 in proceeds through various private equity placements exempt from registration under Section 4(2) of the
            Securities Act of 1933, and Rule 506 of Regulation D, thereof (See
            Note 8 to the financial statements).

        o   The receipt of $190,045 in proceeds from the sale of common stock in connection with a consulting services agreement. (See Note 8 to the financial statements).

        o   The receipt of $105,000 in proceeds from the exercise of warrants, issued in conjunction with the convertible notes payable financing
           (See Notes 7 & 8 to the financial statements).

The Company has no material commitments for the purchase of raw materials or components. The Company issues purchase orders for these items for the purposes of fulfilling customer orders and maintaining reasonable levels of inventory.

Two integrated circuit semiconductor parts used in the manufacture of our security and DC transportation products were discontinued in late 2001.
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

In July, 2002, the Company entered into an agreement for accounts receivable funding with a national funding source as one step in improving its current cash flow. Under this arrangement, eligible customers make their payments directly to the financial institution. Upon receipt of payment, the financial institution remits the balance of the factored account, less its fees, to the Company. For the nine months ended September 30, 2003, the Company has received aggregate proceeds of $86,500 under the factoring arrangement, related to gross factored accounts receivable of $93,500. The balance will be collected from the factor upon its collection, less its fees that range from 3% to 15% of the gross accounts receivable, depending on the period outstanding (equivalent annual effective interest of 36% to 60%, respectively).

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities
Exchange Act of 1934) as of September 30, 2003. Based upon that evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

         As of September 30, 2003, we are not a party to any lawsuits, claims, or litigation other than small trade payable disputes encountered in the ordinary course of business.

Item 2.   Changes in Securities and Use of Proceeds.

On May 9, 2003, we entered into a Securities Purchase Agreement, with four accredited investors that provides for the issuance of convertible notes payable up to an aggregate face value of $440,000 and warrants to acquire up to an aggregate 1,320,000 shares of our common stock. The agreement provides for the funding of the notes in five tranches, of which the first two, amounting to
$260,000 each with 520,000 warrants each were issued on May 9, 2003 and June 3,
2003, respectively. Each tranch matures on the one year anniversary date of issuance, assuming no conversion or prepayment. On July 1, 2003, the third tranch of the May 10, 2003 Securities Purchase Agreement ($60,000 in convertible notes and warrants to acquire 180,000 shares of common stock) was funded. Each tranch matures on the one year anniversary date of issuance, The convertible notes bear interest at 12% and are payable in one year from the date of issuance; interest is payable quarterly.

During the nine months ended September 30, 2003, the Company issued 42,000 shares of restricted common stock to employees and directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $2,100 in the aggregate.

During the nine months ended September 30, 2003, the Company issued 704,350 shares of restricted common stock to investors for financing fees. The common stock was valued based upon the trading market prices on the dates of issuance, or $42,092 in the aggregate.

On July 27, 2003, we sold to accredited investors an aggregate of 13,783,333 shares of common stock for an aggregate purchase price of $413,500. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to accredited investors and transfer was restricted in accordance with the requirements of the Securities Act of 1933.

On August 10, 2003, we sold to accredited investors an aggregate of 6,166,000 shares of common stock for an aggregate purchase price of $308,300. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to accredited investors and transfer was restricted in accordance with the requirements of the Securities Act of 1933.

On September 2, 2003, we sold to accredited investors an aggregate of 11,297,572 shares of common stock for an aggregate purchase price of $847,318. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to accredited investors and transfer was restricted in accordance with the requirements of the Securities Act of 1933.

On October 24, 2003, we sold to accredited investors an aggregate of 4,305,000 shares of common stock for an aggregate purchase price of $430,500. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to accredited investors and transfer was restricted in accordance with the requirements of the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities.

            Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports of Form 8-K

(a)      Exhibits:

                  31.1     Certification by Chief Financial Officer pursuant to
                           Sarbanes-Oxley Section 302.
                  31.2     Certification by Chief Executive Officer pursuant to
                           Sarbanes-Oxley Section 302.

                  32.1     Certification by Chief Financial Officer pursuant to
                           18 U.S. C. Section 1350
                  32.2     Certification by Chief Executive Officer pursuant to
                           18 U.S. C. Section 1350

(b)      Reports on Form 8-K

                  None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg,
State of Florida on November 10, 2003.

                  SEAVIEW VIDEO TECHNOLOGY, INC.

                  By: /s/ GEORGE S. BERNARDICH, III
                         ----------------------------
                          GEORGE S. BERNARDICH, III
                          Chief Executive Officer

                  By: /s/ DOUGLAS BAUER
                         ----------------------------
                          DOUGLAS BAUER
                          Chief Financial Officer