Form 10KSB
period 2003-12-31
SEAVIEW VIDEO TECHNOLOGY INC
filed 2004-03-16
CIK 894536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
        [X] Annual REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       or
        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-23081


                                 Powerlinx, Inc.
                     (f/k/a Seaview Video Technology, Inc.)
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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

     As of March 12, 2004, there were outstanding 136,925,015 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price reported on the OTC Bulleting Board as of March 12, 2004 was $23,981,167.70


DOCUMENTS INCORPORATED BY REFERENCE

None

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                      INDEX                                    Page
                                                                               ----
                                     PART I



Item 1.        Description of Business.......................................... 4
Item 2.        Description of Property..........................................16
Item 3.        Legal Proceedings................................................17
Item 4.        Submission of Matters to a Vote of Security Holders..............18

                                     PART II

Item 5.        Market for the Registrant's Common Equity and
               Related Stockholder Matters......................................19
Item 6.        Management's Discussion and Analysis or Plan of Operation........20
Item 7.        Financial Statements.............................................30
Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..............................30
Item 8A.       Controls and Procedures..........................................30

                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(A) of the Exchange Act................31
Item 10.       Executive Compensation...........................................33
Item 11.       Security Ownership of Certain Beneficial Owners and Management...37
Item 12.       Certain Relationships and Related Transactions...................38
Item 13.       Principal Accountant Fees and Services...........................39



                                     PART IV



Item 14.       Exhibits and Reports on Form 8-K



                                   SIGNATURES

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

     Powerlinx, Inc, (the "Company" or "we" or "our") has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this report that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of the Company. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe the Company's future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

Powerlinx, Inc. ("Powerlinx" or the "Company"), was incorporated in the State of Utah in 1986 and reorganized under the laws of Nevada on December 30, 1993. On December 10, 2003 the Company changed its name from Seaview Video Technology, Inc. to Powerlinx Inc.


OUR BUSINESS, SEGMENTS AND PRODUCTS

PowerLinx, Inc., www.power-linx.com, develops, manufactures and markets, among other devices, products and applications developed to transmit voice, video, audio and data either individually or any and all combinations over power lines, twisted pair wires and coax in AC and DC power environments, on any and all power grids. The Company has also developed manufactured and marketed different kinds of underwater video cameras, lights and accessories for the marine, commercial and consumer retail markets.

The Company is a leader in the field of powerline communications products (PLC). The Company's proprietary analog and digital powerline technology is at the core of its value proposition. These two transmission technology schemes allow the Company to take full advantage of a number of exciting and continually expanding market segments. These market segments currently consist of vehicle viewing systems; entertainment, networking and security products. With the Company's expertise in analog and digital systems, the Company has combined its technology with our extensive sourcing expertise to provide price competitive, quality products to the market. Our products provide the reliability, cost and ease of installation that the customers want in these market segments. This focus of reliability, cost and ease of installation provides the Company with a competitive advantage over its competitors.

We are currently engaged in three product segments:

o        Security Products
          o    Digital
          o    Professional
          o    Consumer
o        DC Transportation Products
o        Marine Products

The Security Products Segment develops, manufactures, markets and sells proprietary video security network devices and consumer electronic products that utilize patented technologies, licensed and owned by the Company, to retailers, commercial businesses, dealers, distributors, and original equipment manufacturers, throughout North America. The DC Transportation Products Segment develops, manufactures, markets, and sells powerline rear and side vision systems for all classes and types of vehicles in the transportation industry to fleets, dealers, distributors and original equipment manufacturers throughout North America. Our Marine Products Segment develops, manufactures, markets and sells underwater video cameras, lighting and accessories principally to dealers and distributors in recreational/professional marine and fishing markets worldwide.


SECURITY PRODUCTS SEGMENT

THE BUSINESS CONCEPT

Electrical wiring is nearly universal, present in practically every building constructed in the past century. Within the walls of a single structure, the topology of an electrical distribution system is a network of wiring which branches into every room.

The concept of Powerline Communication, or PLC, was born early in the history of electrification. Scientists and engineers recognized its potential value as a channel for more than just electrical distribution. Until the arrival of transistorized circuitry, the concepts were unreachable. Once thought to be valuable only to utility companies, PLC technologies have begun to emerge in both the consumer and industrial marketplaces.

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

Business of Issuer: Security Products Segment

Through our Security Products Division, we develop, manufacture, market and sell proprietary products currently into categories within the security market. The Company defines these product lines within the security product segment as: a) Digital b) Professional c) Consumer

     a) Business of Issuer: Digital

The digital products group was formed in June 2003 as a result of 2 years of input collected from several key customers. The company recognized the need to create a new technology unit to develop digital solutions. This technology unit resides in northern California, which allows the designers to take full advantage of the high tech resources available there. This operating unit reports directly to the company headquarters in Florida. The digital security systems support the transmission of color video, bi-directional audio, pan tilt zoom commands as well as access control data over any single or combination of power lines, twisted pair and coaxial cables. This product group is protected by patents which the company owns.

     b) Business of Issuer: Professional

The professionally installed monitoring products group operates on analog technology which allows multiple devices to transmit a single color video signal along with simultaneous bi-directional audio and control commands. This product group is targeted to the professional installer, and provides a more affordable price point than that of the digital products group.

     c) Business of Issuer: Consumer

The consumer electronic products group utilizes patented technologies, licensed and owned by the company. This product group is designed and targeted to the retail marketplace. The trademarked name, "SecureView," is currently the key brand identifier for this range of our monitoring products. This product group is currently being expanded to introduce additional form factors.

Principal products: Security

         a) Digital  Powerline  Security Systems
A typical commercial installation combines powerline carrier, twisted pair and coaxial cable to allow maximum flexibility in a new installation, or expansion of an existing video monitoring system. This would include parking areas (via powerline), remote areas of the interior (via twisted pair), and, in the case of expansion, repopulating the existing coaxial cable with additional new cameras. Viewing/recording software is compatible with Microsoft Windows 2000 and NT, and typically runs on a PC tower system with 1.5 terabytes of storage (approximately 45 days for a 20-camera system). Any composite or digital security camera can be interfaced with the system software. The system is compatible with most standard pan-tilt-zoom
drivers.   Our  product  line  is  as  follows:

          o    PowerLinx(TM) Parking Lot Surveillance Systems

          o    PowerLinx(TM) In-Store Security Systems

               b)   ProfessionalPowerLine Security Systems

 The professional  products utilize analog technology.
Anticipated for production in 3rd quarter 2004, these products transmit color video, communicate bi-directionally, transmit audio, and control signals via powerline carrier. The control signals allow devices to be turned on-off from a central control point. A typical system controls remote devices such as: an outdoor light fixture/camera; video-audio baby monitor; doorbell camera-intercom; wall camera and desk camera. On-screen programming utilizing a standard television or video monitor, allows the user control of direct, sequential, or random viewing of any remote device. The system is self-configuring, and will recognize individual device ID's. The control module is equipped with various interface connectors (USB, Ethernet, and telephone modem). In addition to video monitoring, the system is expected to allow for motion detection, dry contact (door, window switches), and glass-break sensors.

          o    PLVS Plus Pro System(TM)MSRP TBD

               c)   Consumer PowerLine Monitoring/Security Products

The Company has developed a surveillance camera utilizing the form factor of a common flood lamp. SecureView, the "powerline camera in a light bulb," The light-bulb camera is currently retailing in two forms, one for indoor use and one for outdoor use. The outdoor model is weatherproof. A "box set" adaptation enables the end-user to connect any external video camera to the PLC transmitting device, with the receiver-decoder "back end" unit identical to that of the light-bulb-camera system. The "box set" adaptation and "raw-board" circuitry are available to qualified Original Equipment Manufacturers (OEMs) and Value Added Resellers (VARs) within the trade, for inclusion in their own customized product offerings.

The Company is anticipating the development of a broader suite of products to expand the functionality of the technology. The Company concluded that a new product design was needed to meet the demands of the retail consumer. Customer feedback dictated the need for multiple cameras, FM-quality audio, and on-off control features. The result was a new powerline communication product, PLVS Plus System(TM) which enables the customer to purchase, on a customized individual component basis, a complete home monitoring/security system. The new solution allows the consumer to combine a single base station with any combination of monochrome cameras. The base station is designed to control stand-alone receivers, and up to 20 other peripherals such as baby monitors and doorbell cameras. Each of these devices can be viewed directly, in sequence, or scanned via the programmable base station controller with a remote control. The research & development which began in July 2003 was completed late last year. As a result initial form factor designs are expected to be completed in the 1st quarter 2004 to allow our sourcing team to finalize the product for tooling, dye, and prototype testing in the 2nd quarter 2004. Packaging and final production plans are anticipated to be completed in the 3rd quarter 2004 with the first products of this new series expected to be available to our retailers and customers by the 4th quarter of 2004. Our complete consumer product line is as follows:

               o Outdoor & Indoor SecureView(TM)Camera Systems MSRP $149.99
               o SecureView(TM)Box Set System MSRP $139.99
               o SecureView(TM)Pro Board Kit MSRP $129.9
               o SecureView(TM)Single Decoder MSRP $49.99
               o PLVS Plus(TM)Baby Monitoring System MSRP $199.99 (est.)
               o PLVS Plus(TM)Door Bell Monitoring System MSRP $119.99 (est.)
               o PLVS Plus(TM)Door Bell-Intercom System MSRP $179.99 (est.)
               o PLVS Plus(TM)Basic Plug-In Camera MSRP $49.99 (est.)
               o PLVS Plus(TM)Deluxe Desk Camera MSRP $79.99 (est.)

               o PLVS Plus(TM)Base Station Controller MSRP $149.99 (est.)
               o Extra PLVS Plus(TM)Decoders MSRP $39.99 (est.)
               o PLVS  Plus(TM)Dual  Floodlight  Fixture w/ Built-in Camera MSRP
                 $149.99 (est.)


PRINCIPAL MARKETS: Security

The overall security market has been listed as one of the fastest growing markets in the world. Bloor Research believes that security spending is going to grow from only $66 billion in 2001 to more than $155 billion by 2006 which translates into nearly 20% plus annual growth. (Bloor Research is acknowledged by the world's press and other industry analysts as producing some of the most authoritative work ever published on computing and business issues. In 1996 the landmark report "The Enterprise By Other Means" was published and sold over 30,000 copies and is probably the best selling IT report ever published in Europe. It is because of the accuracy and integrity of its research with its impartial conclusions that has earned Bloor Research international acclaim, and an excellent reputation among IT vendors and end users alike.)

     a) Digital PowerLine Security Systems
Corporate security has been a highly visible market ever since 9/11. The market size for corporate security is in excess of 20 Billion Dollars in 2004 based on 2002 data and predicted trends. Potential customers for the digital products include multi-unit lodging complexes, warehouse and distribution centers, malls and stand-alone retailers, banks, schools and other public agencies, as well as many others. This is a two tiered market with mass market national security firms including Sensormatic, ADT, Tyco and Brinks garnering 28% of the market and a segmented market of nearly 14,000 plus regional and local firms accounting for the remainder of the market (As referenced by USBX Advisory Services).

     b) Professional PowerLine Security Systems
Consumers who seek a professional installation have security needs that require functionality not found in a typical retail security product. This market is highly fragmented as it is serviced by over 26,000 security integrators, dealers, installers, and value-added resellers (VAR's) of which approximately 14,000 also service the commercial/industrial security market. These professionals combine products from many suppliers to engineer security solutions for homes and small businesses.

     c) Consumer PowerLine Monitoring/Security Products
The consumer market place consists of 107.7M households according to the 2004 projections of the US Census Bureau data and approximately 12M small business locations within the US according to the same data source. This consumer market place is serviced by 4 retail formats: home improvement centers; traditional hardware stores; mass retailers; and direct response through television retailers, internet and catalogs.

Distribution Methods: Security

               a)   Digital PowerLine Security Systems
There are two distribution methods used to service this market place: the first, direct to end-user; the second, to nationally known security providers. In the first method, direct to end-user, The Company provides a complete system tailored to an individual environment. This market represents 72% as referenced earlier and is serviced primarily by regional and local companies who we will also market and sell on a direct basis. We anticipate beginning this process with a local Florida company. A complete system will include: multiple camera locations; the networking of power line, twisted pair, and coax; and monitoring-storage-playback functions.

In the second method, the Company expects to sell the networking technology to security providers at the mass market national level of this two tiered market of which this represents 28% as noted earlier. Our patented digital powerline integration technique is utilized as the delivery system interconnecting various devices. In this type of application, the security company completes the system from its inventory of products

(i.e., cameras, monitors, storage, and control).

     b) Professional PowerLine Security Systems
Within the distribution hierarchy of the security products industry is a segment of systems integrators and VARs who distribute products to independent contractors and installers numbering nearly 26,000 in this highly fragmented sector as referenced in the market recap. The professional-grade products, which are based on analog power line technology, were developed to service this distribution model. PowerLinx's current strategy is to form a strategic partnership with a nationally recognized large-scale distribution entity who supplies hardware components to many of the firms in this market.

     c) ConsumerPowerLine Monitoring/Security Products
PowerLinx currently sells consumer products through independent retailers, mass retailers, catalogers, internet retailers and direct response TV retailers using both in-house and external manufacturer sales representatives. With the introduction of the new suite of consumer products, the PowerLinx's strategy includes seeking a distribution partner. GE Security has signed a Letter of Interest and has begun a marketing plan for the PLVS Plus(TM) home monitoring/security system. In addition, we are in product testing with Jasco Products, Inc. (exclusive GE Consumer Products Distributor). This type of distribution partner will purchase on a letter of credit basis, with an offshore FOB point. The products are expected to be distributed into the four retail formats via the partner's sales and distribution infrastructure. Our current customers include:

          o Catalogers: Frontgate; SuperCircuits; Smart Home
          o Internet Retailers: Costco;JCPenney; Builders Depot
          o Direct Response TV: Shop at Home Network TV; Home Shopping Network

Status of publicly announced new products:


During the year ending December 31, 2003, the Company was negotiating to acquire four additional patents for digital power line transmission technology. These patents were subsequently acquired early in 2004 (See intellectual property - security products segment). Developing products from these patents, the Company has successfully completed the installation and deployment of its first digital security system. This system comprises 21 total cameras, both fixed and pan-tilt-zoom (PTZ), operating over power line, twisted pair, and coaxial wiring. The monitoring-control-storage component allows the user to simultaneously view, record, and control each of the 21 cameras. The system's capacity allows storage of up to 30 days of digital recording for each camera.

Digital products scheduled for release in 2004 and beyond are expected to incorporate coding and decoding (codec) technology licensed from ON2 Technologies Inc. This license agreement was completed and announced in the fourth quarter of 2003. (See notes 6 and 11 to the financial statements)


Competitive Business Conditions: Security

               b)Digital PowerLine Security Systems
There is not currently any direct competition for our powerline communication products in this market. However, institutional and commercial entities require video surveillance to control theft and reduce liability exposure. To fulfill these requirements, corporate security directors have relied primarily upon coaxial cabled systems. Recent technology advancements added twisted pair capability to the product mix. Even so, such systems are limited to a "one camera per cable" topology. This limitation results in additional planning, hardware cost, and installation expense. When a typical mass merchandiser operates from 50 to 100 cameras per store, the hardware costs are significant. Long cable runs require additional booster amplifiers, and, if pan-tilt-zoom functions are required, then the cabling must also contain conductors for control signals. Multiple camera controllers are generally tailored to operate only with products from the same supplier, thus limiting the customer's flexibility to choose the best equipment for the task.

In retail store parking areas, conventional cabling requires significant expense, cutting through pavement to bury the cables. Previously, the only available solution was a high-end wireless system, where a camera connected to an ultra-high-frequency transmitter sends signals to a roof-mounted receiver. The output of such a device must still rely on coaxial cable to deliver the video to the security monitors within the building. These systems are considerably more expensive than their hard-wired counterparts, yet still suffer from the same issues as other wireless video products: limited range, line-of-sight transmission, and terrestrial interference.

Ultimately, the competition cannot offer the inherent advantages of the power line digital products. The Company's systems can utilize nearly any form of wire or cable, including power line wiring at ratings up to 480 volts. The ability to put many cameras on a single circuit or cable run minimizes costs of installation; our patented digital transmission technique enables camera-to-controller distances up to 12,000 feet, which were previously thought impossible or impractical; and the economics of parking-area installations are decidedly improved in comparison with the other competing technologies. Further, massive amounts of digital storage virtually eliminate the need to shuttle hundreds of video cassettes through dozens of time lapse VCRs. Instead, up to 45 days of video from up to 24 individual camera sources are all centrally stored on a 1.5 terabyte storage array. The digital format enables fast and easy event searches, since each video source is individually time and date stamped.

               b)Professional PowerLine Security Systems
Again, there is not currently any direct competition for our powerline communication products in this market. While there are hundreds of individual components available to the professional integrator, installer, and value-added reseller, most of these devices require hard-wired connections. While there are some wireless systems, they tend to be unreliable and expensive to encrypt data to eliminate eavesdropping. These connections result in additional labor cost and increased installation time. In many cases, property damage is incurred during the installation, further adding to the total cost of the project.

The Company's professional products group enables these installers, integrators, and VARs to provide the same solutions without structural modification for cabling, and virtually eliminates the risk of property damage resulting from installation. The average cost of a 3-4 camera professionally installed system is $2,000 -$3,000.

               c) Consumer PowerLine Monitoring/Security Products
Consumers within the home or small business marketplace make purchase decisions based on 3 critical product attributes. These are: first, the product must perform well within their environment; second, it must be extremely easy to install; and third, it must be affordable. Competition in the consumer marketplace exists in two areas; first, the hard wired systems, and secondly, in the over-the-air "wireless" category. The hard wired competitors meet 2 of the 3 key product attributes (performance and price), but are extremely difficult to install. For this reason retailers and mass merchandisers have realized that products with complex installation procedures may not "stay sold," since many do-it-yourselfers lack the technical skill necessary to successfully install the product. In the mass retail channel, many wired system "package deals" have been attempted with marginal success. The "wireless" competitors also meet 2 of the 3 critical attributes (ease of installation and price affordability), but performance is typically poor and the video signal is transmitted to anyone who has a receiver. Nevertheless, the consumer marketplace is increasingly price-driven, with a flood of low-performance, low-cost products creating downward pressure on retail prices. The retail pricing for hard-wired and wireless products ranges from $49.99 to $299.99.

Sources and Availability:

               a) Digital Products

There are no known component or product shortages in the digital products group.

               b) Professional Products

Two key integrated circuit components utilized in the transmit and receive stages of the professional products were discontinued by their manufacturer in 2002. Of these two components, one is still available in sufficient quantity to meet ongoing production requirements. The fabrication dies and tooling for the other component were acquired by another manufacturer in 2003. The company has placed an order with that manufacturer for sufficient quantities to balance inventory and meet production needs.

In addition, the company has begun a redesign process in which these components will be replaced or eliminated.

                  c) Consumer Products

See "Professional Products," above.

Intellectual Property: Security Products Segment

Intellectual Property Owned

The Company holds exclusive rights to the following patents and trademarks relevant to the Security Products Segment:



Digital

     US Patent No. 6,275,144 Variable Low Frequency Offset, Differential, OOK, High-Speed Power-Line Communication issued 8/14/01.


     US Patent No. 6,519,328 Variable Low Frequency Offset, Differential, OOK High-Speed Twisted Pair Communication Using Load Coils issued 2/11/03.


     US Patent No. 6,449,318 Variable Low Frequency Offset, Differential, OOK, High-Speed Twisted Pair Communication issued 9/10/02.


     US Patent Pending 09/843,999 Communication with Current Detection filed 4/27/01.


Analog & Other

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

The Company was granted an exclusive unlimited license, extending through the year 2014, under an agreement in February of 2001 with Rich McBride, the founder and the inventor of the technology. The McBride estate became the licensor upon the death of Rich McBride in October of 2001.

The Company executed a patent assignment agreement December 12, 2002, terminating the license agreement with the McBride estate, and assigning ownership and rights of all of the patents and pending patents to the Company.


Intellectual Property-Licensed

Eight other patents, and additional patents pending, are secured through a third party licensing agreement. The license agreement, executed December 18, 2002 between the Company and Satius, Inc. replaces the original agreement of October 18, 1999 and subsequent addenda. Satius, Inc. is the renamed entity formerly doing business as VideoCom, Inc. and Wire 21, Inc.

  Licensed - Exclusive Worldwide License for Life of Patents
               o US Patent No. 5,351,272 issued on 9/27/94 covering high speed LAN communication over power lines.

     o US Patent No. 5,559,377 issued 9/24/96 covering the coupler technology for all electrical line communication applications.

     o US Patent No. 5,592,482 issued on 1/7/97 and 5,625,863 issued on 4/29/97 covering video distribution over power lines and the remote control feature to change TV channels. o US Patent No. 5,625,863 titled Video Distribution System Using In-Wall Wiring, issued on 4/29/97.

     o US Patent No. 5,717,685 issued on 2/10/98 covering the coupler technology for all electrical line communication applications.

     o US Patent No. 5,818,127 issued 10/6/98 covering analog and digital video over AC and DC power lines.

     o EPO Patent No. 0-470-185-B1 issued on 11/29/95 covering physics concept of the coupler for all electrical line communication applications o US Patent No. 6,014,386 issued 1/11/00 entitled A System and Method for High Speed Communication of Video, Voice and Error Free Data Over In-Wall Wiring.

     o US Patent No. 6,104,707 issued 8/15/00 titled Transformer Coupler Communication Over Various Lines

     Satius, Inc. continues to develop additional products and technologies which the Company expects to license in the future should PowerLinx deem them marketable. Note: Exclusive territory does not include Cambodia, Myanmar, Thailand, Indonesia, Philippines, Malaysia, and Africa with the exception of South Africa.


Dependence on one or a few major customers: All Security Product Categories

For the year ended December 31, 2003, Home Shopping Network and Shop at Home Network comprised 10% and 32% of Security Products Segment net revenues, respectively. As a percentage of overall revenues, each comprised 5% and 16%, respectively.

DC TRANSPORTATION PRODUCTS SEGMENT

The Business:  DC Transportation

The Transportation Products Division develops, manufactures, markets and sells vehicular vision systems that enhance driver awareness. These systems are distributed and sold under the trademark "Power Line Vision Systems" or "PLVS." Rearview applications of video cameras are not new in the trucking industry; it is a proven fact that the use of video cameras to fill in "blind spots" to the sides and rear of trucks will reduce the risk of damage. In the waste hauling industry, where rear vision camera systems have been used for more than a decade, insurance data shows a significant reduction in backup accidents. Until now, rear cameras have been very limited in the split frame vehicles. This is because, traditional video solutions require dedicated cables routed between the camera and the cab.

Principal Products: DC Transportation

Using the Company's patented analog technology, video is modulated into a carrier frequency, and coupled onto the existing wiring harness of a vehicle. The signal then populates the wiring harness; enabling a receiver, located in the driving compartment, to capture and demodulate the carrier frequency. The demodulated signal is fed to a video display device and/or recording device. This functionality is sold in a variety of configurations, from single-camera rear vision systems, to multiple-camera systems with automated switching controls and DC digital video recorders. Our product line in the transportation industry is as follows:

          o    PLVS(TM) Camera System MSRP $899

          o    PLVS(TM) BW 2-Camera System MSRP $1199

          o    PLVS(TM) Color Camera System MSRP $1199

          o    PLVS(TM)2-Camera Color System MSRP $1499

          o    PLVS(TM) BW Camera System w/ Audio MSRP $999

          o    PLVS(TM) Color Camera System w/Audio MSRP $1299

          o    PLVS(TM) Digital DC Vehicle Communication Backbone MSRP TBD


Principal Markets: Transportation

Risk management and operator safety are two of the top concerns in the transportation industry. Principal markets in the class 3 through class 8 heavy duty truck segment are: Waste haulers, local delivery, ambulances and fire trucks, school buses, and over-the-road haulers. There are roughly 364K of these vehicles produced annually, and 3.64M in service. Plus there are nearly 20.1M commercial, farm, and auto trailers attached to these vehicles according to the USDOT 2002 Highway Statistics reported each October for the previous year. The National Truck Equipment Association reported growth in the truck market at 4% annually as the market tends to mirror the overall US economic growth. According to USDOT Highway Statistics reports growth trends in trailers to be static.

Recreational vehicle owners began adopting rear vision systems in Class A motor homes some years ago. However, the greater portions of RVs are towables (50% plus), which present the same challenge as tractor-trailer combinations: the difficult task of connecting a coaxial cable between the tow vehicle and the trailer. There were 320,800 or $12.1B of new recreational vehicles manufactured in 2003 in the United States according to statistics reported by the Recreational Vehicle Industry Association with growth rates estimated to be 2-3% annually. In addition RVIA reports, there are more than 7.2 million registered RVs already in use in the United States today. Including the number of enthusiasts and renters, the number of RV users exceeds 30 million.

Distribution Methods: Transportation

There are two distribution methods used to service this market place: the first, direct to end-user; the second, to nationally known industry providers at the OEM, distributor, and dealer levels in the industry. In the first method, direct to end-user, the Company provides a complete system tailored to an individual fleet or manufacturer. The Company has identified ten key customers who collectively represent ten percent of the 3.64M class 3-8 trucks registered in America. The Company is focusing its direct to end-user marketing to primary customers including the following:

          o    Current: Ryder, Sysco, McKenzie Tank Lines, McLane Trucking

          o Late stage testing or being contacted: JB Hunt, Wal-Mart, International-Navistar, PepsiCo, Budweiser Bottlers, School Bus Fleets

The Company has a sales and marketing staff of four focusing on the 7.2M units in the recreational-vehicle segment. The customer base includes OEM's, catalogers and distributors:

          o Current: Stag Parkway, Ameri-Camp, Aralex Acoustics (all catalogers)

          o Testing or being contacted: Airstream, Legacy, Crossroads RV, Cardinal, Alfa Leisure, Coast Distr., NTP Distr.

In the second method, the Company sells its PLVS(TM)technology to OEMs, distributors and dealers at the national level which encompasses the entire 92.9M truck, 1.0M bus, and 20.1M trailer markets. In this type of application, the reseller completes the system from its inventory of products (i.e., cameras, monitors, and recorders). Current customers include: o OEM's: Discussions only at this time o Distributors: ASA Audiovox, The Tyman Group o Dealers: SIA Truck Bodies, Inc. (Ford Bailment Pool Center SE USA)

Competitive Business Conditions: Transportation

The vehicular environment presents unique opportunities for the deployment of PLC technology. Fleet owners and OEMs acknowledge the difficulty of adding more cables to existing wiring harnesses in tractor-trailer combinations, waste hauling vehicles, and fifth-wheel recreational vehicles. However, within the transportation industry, video monitoring is a valuable and accepted means for "filling in the blind spots" which makes turning, backing, and close-quarter maneuvering significantly easier.

The transportation industry and associated segments are populated with hard-wired video systems. Of the dozen-or-so companies competing, a select few are manufacturers while the balance are importers or distributors. The key companies who make up the competition and account for approximately 70% of the market are Safetyvision LLC, Intec, Inc., ASA Audiovox LLC and Clarion. Products range from highly engineered solutions for specific vertical markets, to repurposed consumer equipment. The product pricing ranges from $700 to $2,500 installed.

Since they all share the common design constraint of cabling, these systems are problematic in two areas: First, the installation and ongoing maintenance costs of the dedicated cable; and second, tractor-trailers and towed recreational vehicles require a new "umbilical" cable which, is costly and maintenance-intensive. Powerline Vision System(TM) technology eliminates the dedicated cable by utilizing existing DC conductors, saving on both installation and maintenance. Fleets may also retro-fit the PLVS(TM) technology to vehicles already equipped with cabled systems from other suppliers.

Sources and Availability: Transportation

Two key integrated circuit components utilized in the transmit and receive stages of the professional products were discontinued by their manufacturer in 2002. Of these two components, one is still available in sufficient quantity to meet ongoing production requirements. The fabrication dies and tooling for the other component were acquired by another manufacturer in 2003. The company has placed an order with that manufacturer for sufficient quantities to balance inventory and meet production needs.

In addition, the company has begun a redesign process in which these components will be replaced or eliminated.

Intellectual Property: DC Transportation Products Segment

See "Intellectual Property: Security Products Segment".

Dependence on one or a few major customers: Transportation

In the DC Transportation Products Segment, the Tyman Group, LLC accounted for 37% of segment sales, and 9% of the Company's overall consolidated net revenues.


MARINE PRODUCTS SEGMENT

The Business: Marine

The Marine Products Segment develops, manufactures, markets and sells underwater video cameras, lighting, and accessories used in both recreational and professional capacities.

Principal Products: Marine

The original SeaView(TM) underwater camera (designated "Offshore Series") was introduced into the national marketplace in 1998. The flagship product was quickly followed by smaller and lighter variations ("Mini SeaView," "SuperMini") and is produced in both standard black-and-white and optional color versions throughout the model range. Complete ready-to-go systems also include a proprietary viewing hood, a TV monitor, proprietary brackets, a kit of connectors, adapters, and power supply components, and a carrying case. SeaView(TM) cameras differ from other underwater video devices due to the patented design. In 2001, PowerLinx introduced new technology under the brand name "SeaMaster(TM)," which extends the advantages of infrared to a dual-mode video chipset, capable of seamless color-to-black-and-white performance within a single camera housing. The new technology also incorporates a built-in zoom function, and offers superior low-light and low-noise response. The SeaMaster(TM) product family is positioned as a premium line and priced above the original marine product family. PowerLinx also offers the "SeaLite(TM)," a high-output DC-powered lighting device for attracting baitfish, night fishing, and general underwater illumination. PowerLinx owns four design patents which protect the product line and own federal trademarks on the Seaview(TM), Sealite(TM), and SeaMaster(TM) brand names. The full product line includes:

          o    SeaView SeaMaster(TM) IR Color Underwater Camera System Series

          o    SeaView BW-150 IR Underwater Camera System Series

          o    SeaView MW-150 IR "Super-Mini" Underwater Camera System Series

          o    SeaView SM-50 IR Underwater Camera Series

          o    SeaView Sealite(TM) Underwater Light Series


The Company offers a one-year warranty (repair/replacement) on its marine camera products. The Company also offers refurbishment services on a time and material basis, for products out of warranty.

Principal Markets: Marine

The Powerlinx suite of SeaView(TM) underwater video products are sold into both the recreational/professional marine and fishing markets. In the recreational marine market, typical customers are boaters, anglers, and treasure hunters. On the professional end of the market, customers include; professional law enforcement, rescue, and recovery divers; commercial fisherman, surveyors, contractors, and boatyards. Our products are also used for marine education and research, including environmental and conservation groups. Governmental entities at the local, state, and national levels also utilize underwater cameras in primarily the same applications. The recreational/professional marine markets combined were estimated at $2.03B in 2003 by the National Marine Manufacturers Association. The fishing market for 2003 as estimated by the American Sportfishing Association is $116B with nearly 44M anglers in the US. And, according to ASA, 20% of the anglers reside in California, Florida, and Texas which represents the primary saltwater markets and 14% reside in Michigan and Minnesota representing the primary freshwater market. The patented torpedo designs of PowerLinx's SeaView(TM) cameras eliminate virtually all competition in the saltwater fishing market because the design is sturdy, robust, and trollable without adding additional components the competition uses which may or may not work.



Distribution Methods: Marine

The Company currently distributes its marine products on three levels. First, the product is sold through a traditional wholesale-distribution model utilizing a network of independent marine distributors that it has cultivated since the product lines' inception in late 1998. Second, the Company has teams of independent contractors who sell directly to consumers while exhibiting at regional marine, trade, fishing, and boat shows. This strategy has proven successful in expanding the dealer network, as most dealers also attend the industry trade shows. In 2004, the Company plans to expand this independent contractor group by moving from regional to national representation. Third, the Company has established relationships with several catalogers and internet marketers that carry all or portions of the product line in their catalogue or on their websites. the Company sells the entire SeaView(TM) product line throughout the world via the internet and have active dealers in Kuwait, Singapore, New Zealand, Australia, and the Caribbean Basin. Until 2004, PowerLinx pursued the mass retail market on a limited basis. A successful test with Wal-mart ran in 2002 for the sale of its Sealite(TM) product. However, not until the Company's supplier agreement was signed with China Silian (SIC) in 2003, did PowerLinx have the ability to produce the quantities of its products required to serve the mass retail market. PowerLinx plans to begin to exploit the mass retail market in the 2nd half of 2004.

Competitive Business Conditions: Marine

The underwater video market has become more competitive during the 2001-2003 time periods, as there are few barriers to entry. However, there are no dominating competitors that currently exist in the market place today. Most competitors are regional, many focusing on fresh water applications due to their geographic location. (Aquaview, Inc.) The design, quality, and ruggedness of the SeaView(TM) underwater camera line has proven itself over time, as few competitors' products can withstand the harsh conditions of the saltwater environment for which our products were designed. This has resulted in significant repeat customer purchases and has also allowed the Company to maintain its margins. The Company's three largest competitors in the underwater camera market are; Aquaview, Atlantis, and Fish-eye. SeaView is the market leader in the saltwater sector of this market again because of product design and secondly because of the Company's headquarter location.

Sources and Availability: Marine

There are no known shortages of components or products for the Marine Products Segment. The Company owns the molds and tools for the production of its proprietary housings and components. The Company's camera technology is based on specifications derived in-house and produced by third-party vendors. Sources for plastic raw material, the camera technology, and various component parts and system contents all are well-developed. The Company has at least one alternate source of supply for each key non-proprietary item.

While technological improvements such as SeaMaster are adopted as they occur, video technology has remained relatively stable in the last several years. Ongoing research and development of new marine products continues, but the Company believes the capital needed for these efforts will not require a materially significant commitment of our assets.


Intellectual Property: Marine

         The Company holds the exclusive rights to the following items relevant to the Marine Products Segment:

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

The Company was granted an exclusive unlimited license, extending through the year 2014, under an agreement in February of 2001 with Rich McBride, the founder and the inventor of the technology. The McBride estate became the licensor upon the death of Rich McBride in October of 2001.

The Company executed a patent assignment agreement December 12, 2002, terminating the license agreement with the McBride estate, and assigning ownership and rights of all of the patents and pending patents to the Company

Dependence on one or a few major customers: Marine

         No marine products segment customer, or group of customers under common control, represented sales equal to 10% or more of consolidated net revenues for the year ended December 31, 2003


SEGMENT DATA

See Note 4 to our financial statements included elsewhere herein for financial information about out reportable segments.

EMPLOYEES

During the year ended December 31, 2003 we employed as many as 15 employees and employed 13 people as of year-end. We also have commissioned-sale arrangements with several Manufacturer's Sales Representatives, all operating as an independent contractors, servicing all channels of distribution.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate facility is located in Tierra Verde, Florida and consists of approximately 3,200 square feet of executive office space at a base monthly rental fee of $2,675. The Company signed a one-year lease on July 1, 2002. Upon the expiration of the lease on June 30, 2003, the Company continues to lease the space on a month-to-month basis under the same terms. The Company intends to sign a multi-year lease for the same space in the first quarter of 2004.

The Company also leases space in Clearwater, Florida, on a month-to-month basis, for its distribution and warranty & repair center. The base monthly rent is $650.

         In May of 2003, the Company began sub-leasing office space in Pleasant Hill, California to house its Research & Development staff. The lease expires on April 30, 2004.

ITEM 3.  LEGAL PROCEEDINGS.

Litigation, claims and assessment:

The Company was a defendant in a consolidated class action lawsuit brought on by the actions of former management. On May 2, 2003, the United States District Court of Florida, through issuance of its Order and Final Judgment, approved a settlement, the chronology and details of which are outlined below:

The Company was a defendant in a consolidated class action lawsuit that was pending in the United States District Court for the Middle District of Florida against the Company and Richard McBride, the Company's former chief executive officer. Commencing in May 2001, five nearly identical class action lawsuits were filed against the Company and McBride, and, on July 24, 2001, those lawsuits were consolidated. In the five initial complaints, the plaintiffs thereto claimed violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In the five initial complaints, the plaintiffs to those actions alleged, among other things, that from March 30, 2000 to March 19, 2001, the Company and McBride misstated sales and revenue figures; improperly recognized revenues; misrepresented the nature and extent of the Company's dealer network; falsely touted purported sales contracts and agreements with large retailers; misrepresented the Company's ability to manufacture, or to have manufactured, its products; and misrepresented the Company's likelihood of achieving certain publicly announced sales targets. The consolidated amended class action complaint was filed in December 2001. As amended, the consolidated complaint seeks compensatory and other damages, and costs and expenses associated with the litigation and now also seeks relief against James Cox, former director, on the same grounds as the claims against the Company and McBride.

In February 2002, the Company filed a motion to dismiss. The plaintiffs responded to the motion to dismiss in early April 2002. On May 17, 2002, the parties reached an agreement in principle, in the form of a Memorandum of Understanding, to settle the class action lawsuit discussed in Note 11 to the Annual Financial Statements. In the settlement, the Company will issue 6,000,000 shares our common stock to the class participants. Upon satisfaction of the requirements of the Securities Act of 1933, the shares may be resold without regard to Rules 144 or 145(c) of the Securities Act if the holders are not affiliates of any party to the settlement or the registrant and will not be affiliates of the registrant after the settlement shares are distributed. If the holders are affiliates of any party to the settlement prior to the settlement or are affiliates of the registrant prior to or subsequent to the settlement, then the resale of the securities distributed in the settlement may only be accomplished in the manner provided by Rule 145 of the Securities Act. In
addition, the Company will pay, up to a maximum of $125,000, for costs incurred by the plaintiffs in the litigation, plus the costs of settlement notice and administration.

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

On May 2, 2003, the United States District Court of Florida, through issuance of its Order and Final Judgment, approved the settlement.

The Company is a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleges breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company intends to vigorously contest the claim. As of December 31, 2003, the matter is in the preliminary stages of discovery and it is too early to determine the ultimate outcome.

The Securities and Exchange Commission's Division of Enforcement began an investigation in January 2001 relating to our financial results and common stock performance during 2000. As a result Richard McBride, former chairman, president and chief executive officer, resigned from all positions with the Company. Further, all executives involved with the allegations were replaced during 2001 and Mr. McBride passed away in October 2001. We have cooperated fully with the SEC, which included the testimony of former employees, Col. Larry Hoffman (retired), and Christy Mutlu. Current officers and employees Douglas Bauer, CFO, George Bernardich, CEO, and J. R. Cox, former director, have also testified before the SEC.

On February 12, 2004, the SEC's staff advised the Company, through its counsel, that they intend to recommend that the SEC bring a civil injunctive action against the Company and certain of its current and former officers and/or directors. As it relates to the Company, the Staff alleges that:

         The Company violated Section 17(a) of the Securities Act of 1933 ("Securities Act") and Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934 ("Exchange Act") and Rules 10b-5, 13a-1, 13a-11, 13a-13, and 12b-20 thereunder, and is liable for civil penalties pursuant to Section 20(d) of the Securities Act and Section 21(d)(3)(A) of the Exchange Act.

The SEC's Staff, in accordance with Rule 5(c) of the Commission's Rules of Informal and Other Procedures, 17 C.F.R. ss.202.5(c), have afforded the Company the opportunity to make a "Wells Submission" regarding the Staff's intended recommendations. The Company has retained its current counsel to prepare such a Wells Submission on its behalf, and it believes that there are meritorious factual, legal and policy reasons why the Staff's recommendation should not be followed by the Commission. However, at this time, it is impossible to determine whether the Staff's recommendation will be adopted by the Commission, or will be modified in some fashion.

If the Staff's present recommendation is accepted by the Commission and a civil injunctive action were to be subsequently filed against the Company, no decision has been made at this time as to whether the Company would vigorously defend that matter, or would seek to reach a negotiated settlement. The Staff has informally advised counsel of their belief that if they were successful in litigating this matter, a civil penalty in excess of $100,000 could be imposed against the Company. However, counsel believes that there are numerous mitigating factors which could cause this amount to be reduced, even if the Company's efforts to defend the suit were unsuccessful. Therefore it is impossible at this time to estimate the likelihood of an unfavorable outcome, or to estimate the amount of any such loss from this matter.

ITEM 4. SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 2, 2003, the Board of Directors resolved to amend and restate
Article 1 of the Certificate of Incorporation of the Company changing the name of the Company to "Powerlinx, Inc". The amendment was passed by a majority vote of the Company's shareholders based on a record date of October 24, 2003.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is quoted on the OTC Bulletin Board since April of 1999 under the symbol "SEVU." On December 10, 2003, the Company changed its name to Powerlinx, Inc., and its common stock is now quoted on the OTC Bulletin Board under the symbol "PWLX".

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                              Low ($)      High ($)
                              ------      --------
2002
----
First Quarter                 .17          .49
Second Quarter                .14          .53
Third Quarter                 .075         .21
Fourth Quarter                .05          .14

2003
----
First Quarter                 .05          .10
Second Quarter                .03          .08
Third Quarter                 .04          .27
Fourth Quarter                .20          .61


Holders

As of December 31, 2003 we had approximately 7,000 holders of our common stock. The number of record holders was determined from the records of our transfer agent and from requested DTC reports that include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Signature Stock Transfer Inc., One Preston Park 2301 Ohio Dr., Suite 100 Plano, TX 75093

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Recent Issuances of Unregistered Securities

During the fourth quarter for the year ended December 31, 2003, the Company sold to accredited investors an aggregate of 4,412,500 shares of common stock for an aggregate purchase price of $441,250. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to accredited investors and transfer was restricted in accordance with the requirements of the Securities Act of 1933.

During the fourth quarter for the year ended December 31, 2003, the Company issued 125,000 shares of common stock, restricted under rule 144, in conjunction with an employment agreement for a new employee.

During the fourth quarter for the year ended December 31, 2003, the Company issued 139,435 shares of common stock, restricted under rule 144, for the conversion of $21,750 of debt owed by the Company.

During the fourth quarter for the year ended December 31, 2003, the Company issued 200,000 shares of common stock, restricted under rule 144, for the purchase of $96,000 of property, plant & equipment assets for the Company's research & development offices.

During the fourth quarter for the year ended December 31, 2003, the Company issued 150,000 shares of common stock, restricted under rule 144, for the purchase of the "Powerlinx" trademark.

During the fourth quarter for the year ended December 31, 2003, the Company issued 468,750 shares of common stock, restricted under rule 144, for the purchase of a software license from ON2 Technologies, Inc. (AMEX:ONT)(See notes 6 and 11 to the financial statements).

During the fourth quarter for the year ended December 31, 2003, the Company issued 187,500 shares of common stock, restricted under rule 144, to various consultants for research & development services performed throughout the fiscal year ended December 31, 2003.


                     Plan category                 Number of securities        Weighted average        Number of securities
                                                     to be issued upon        exercise price of      remaining available for
                                                        exercise of          outstanding options,        future issuance
                                                   outstanding options,      warrants and rights
                                                    warrants and rights

                                                            (a)                      (b)                       (c)

        Equity compensation plans approved by              None                      None                      None
        security holders

        Equity compensation plans not approved          7,067,635                   $.05                    414,703
        by security holders

        Total                                           7,067,635                   $.05                    414,703


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Year 2003 Overview

For the year ended December 31, 2003, the Company achieved several noteworthy milestones in the areas of sales, product development, and financial stability. The highlights were:

          o Achieved a 94.7% gain in net revenues over the previous year ended 2002 establishing a new annual sales record for the Company.

          o Significant improvement in gross profit percent from (0)% in 2002 to 30% in 2003.

          o    Initial shipments of the Company's Powerline Vision Systems
               (PLVS), the core product of the Company's new in 2003 DC Transportation Products Segment

          o Development of the Company's patented digital PLC transmission system with an initial deployment of a digital PLC security system in a retail store environment.

          o The raising of $2,000,000 in capital through private equity placements.

          o SecureView(TM), "camera in a light bulb", debuted with catalog leader Frontgate's newest catalog; "Grandin Road(TM)" in July 2003 and continues to be sold and merchandised in subsequent editions of the catalog.

          o    The Company began distributing our PowerLine Vision Systems(TM)
               (PLVS)(TM) as an option on truck body models and vans for Truck Dealers and for National Truck Equipment Association (NTEA) members in July 2003 through SIA Truck Bodies, Inc., a leading Ford(R) Truck Bailment Pool dealer in the Southeastern United States.

          o The Company entered into a strategic business alliance in July 2003 with China Silian Group Co., Ltd (SIC Group), www.sicc.com.cn, of Chongqing, China who is one of the 500 largest industrial enterprises in China, manufacturing a wide array of electrical instrument products for worldwide distribution to customers who include ABB Ltd. and Siemens AG. The alliance established three important business arrangements with more anticipated in the future. First, and of most significance, SIC Group has established a secured open ended credit line for the Company to procure production of the PowerLinx's products for its customers. Secondly, SIC Group will become the primary manufacturer for PowerLinx's PLC products along with several marine products. Not only will this allow the Company to provide a consistent quality product since SIC Group factories are ISO 9001/9002 certified, the Company expects to significantly reduce our sourcing costs allowing our products to be competitively priced in the marketplace. Lastly, the Company and SIC Group intend to conduct market research in late 2004 to investigate the marketability and distribution of PowerLinx's products in China which may result in a distribution arrangement.

          o SecureView(TM) debuted on leading direct television retailer, Shop At Home Network, LLC. in August 2003 with subsequent airings throughout the 2003 holiday season joining our other direct TV retailer, Home Shopping Network.

          o The Company established a research & development department based in Pleasant Hill, CA headed by Director of Research & Product Development, Stephen R. Rumbaugh.

          o The Company entered into a redemption agreement with the convertible debenture holders to redeem the $1,000,000 12% convertible debenture purchase agreement executed September 20, 2002 and the $440,000 12% convertible debenture agreement executed May 9, 2003. The redemption closed on August 27, 2003 at which time PowerLinx paid all remaining principal balances which had not been previously converted into common stock, any accrued interest, and any applicable prepayment penalties in cash. In addition, The Company did not execute the last two remaining $60,000 tranches of the May 9, 2003 12% convertible debenture agreement.

          o The Company engaged the government affairs firm of Alcalde & Fay in Arlington, Va. in October 2003 to represent its interests before the United States Congress as well as federal departments and agencies. Initially, they focused on generating appropriations in the upcoming transportation bill to deploy our powerline safety systems on trucks and to facilitate a study of this type of safety product. Further, Alcalde & Fay intends to seek other sales and marketing opportunities for the Company through their client schools, Homeland Security Contracts, GSA listings, military, and other government agencies.

          o The Company received $300,000 through warrants exercised by the original debenture holders.

          o The Company processed purchase order contracts with several fleet companies to provide them with PowerLinx's Powerline Vision System(TM)(PLVS(TM)), PowerLinx's distinctive powerline on board rear & side vision camera system. Ryder, Sysco, McKenzie Tank Lines, and McLane Trucking are among our growing list of direct fleet customers which is currently comprised of customers who have deployed over 1,000 PLVS(TM)systems since July 2003. The system enhances vehicle safety and provides enhanced loss prevention through reduced accident rates which is expected to lower insurance rates and improve driver working conditions. The Company believes this system is the only powerline product on the market today that provides transmission through the existing wiring harness, from cab to trailer, on all makes and models. The product also provides a solution for all fifth wheelers and towables in the RV market today.

          o The Company expanded its Board of Directors. William B. "Bill" Edwards, President K & M Associates LP, and Francisco "Frank" Sanchez, Managing Director of Cambridge Negotiation Strategies, accepted appointments to join the Board effective November 1, 2003. Martin A. "Marty" Traber, a partner of Foley & Lardner Attorneys at Law, and James A. "Jim" Williams, President & CEO of Gold Toe Brands, Inc. and Chairman of the Board of Maidenform Worldwide accepted appointments to join the Board effective December 1, 2003. Douglas A. McIntyre, Chairman, President & CEO of On2 Technologies, Inc. accepted an appointment to join the Board effective March 1, 2004.


The Company's Powerline Vision System (PLVS), the core product of the Company's new DC Transportation products segment, is a rear and side vision system for all classes of vehicles in the transportation industry. Although the Company was able to secure two distributor contracts during the year, the revenues generated through year end 2003 were disappointing. Management found the sales cycle to be longer than expected for three reasons. First, the trucking industry appears to have an elongated decision making process compared to other industries. Second, many potential customers were hampered by budgetary constraints in the last half of 2003, when the Company really began selling the product. Lastly, fleet customers must validate quality of service (QOS) of the product beyond the Company lab testing through real-time field use in all climates. With over 100 million truck and bus vehicles on the road, management believes that this market has unlimited potential for sales growth. During the 3rd and 4th quarters of 2003, several fleet companies including Ryder, Sysco, Mclane Trucking, and McKenzie Tanklines purchased units for their fleets. In addition, SIA Truck Bodies, Inc., a leading Ford(R) Truck Bailment Pool dealer in the Southeastern United States, became a dealer to distribute PowerLine Vision Systems (PLVS)(TM) technology as an option on its truck body models and vans to Truck Dealers and its fellow National Truck Equipment Association (NTEA) members. SIA has sold and installed systems to Budweiser Bottling Company of Clearwater and PODS Mobile Storage of Clearwater. Lastly, in September, the Company began offering a leasing option for PLVS(TM) to better meet the needs of our customers.

In the Security products segment, the Company's patented power-line SecureView(TM) "Camera in a light bulb" debuted on Shop At Home Network, LLC. The initial results were excellent, and the relationship resulted in the generation of 32% of the security products segments net revenues for the year ended December 31, 2003. The Company expects to continue this relationship in 2004.

In an effort to expand the number of consumer powerline products in the Company's security segment, the Company's research & development group has designed, and is developing, a complete home security system using the existing technology (See Item 1 "Security Products Segment" for additional information). The Company expects to debut this system and accompanying products in late 2004.

         The Company's research & development group was also successful in developing digital powerline transmission. The progress resulted in the deployment of the Company's first digital security system. This product group is designed to service the needs of the commercial marketplace, where the installation of new coaxial cable is difficult if not impossible. The ability to integrate coaxial cable, twisted pair, and power conductors into a single network creates a unique new market. Potential customers for the digital products include multi-unit lodging complexes, warehouse and distribution centers, malls and stand-alone retailers, banks, schools and other public agencies, as well as many others. The technology was developed based on four digital patents that the Company acquired in early 2004. The inventor of the patents is currently employed by the Company as its Director of Research and Product Development (See Item 1 "Security Products Segment" for additional information).

During the year ended December 31, 2003, the Company was successful in raising approximately $2,000,000 through private equity placements (See Note 10 to the Financial Statements). The proceeds from the private equity placements were used to redeem all outstanding principal, accrued interest, and prepayment penalties associated with financing, in the form of convertible debentures, obtained in September 2002 and May 2003 (See Note 8 to the Financial Statements). As a result, the Company was able to improve its balance sheet and at year-end had no debt other than trade payables.

In mid-November 2003, our only sales director unexpectedly departed due to personal reasons which significantly affected our sales momentum temporarily while delaying our goal of achieving our operational breakeven point. In the 1st quarter 2004, the Company hired two new sales directors who are rapidly getting up to speed and filling the void.

Although the Company was able to improve its balance sheet, there was still a need at December 31, 2003 to raise working capital to allow the Company to execute its aggressive business plan. In December of 2003, the Company opened a convertible preferred private equity offering in an effort to raise the additional capital. The Company received proceeds from this offering of $250,000 as of December 31, 2003. Management expects the offering to close during the first quarter of 2004, with target proceeds of $1.5 - $5 million.

Results of Operations


                                    Powerlinx, Inc.
                           Quarter Ended December 31, 2003

                        Security     DC Trans.       Marine
                        Products      Products      Products         Company
                        Segment       Segment       Segment           Total


Net Revenue          $    93,919    $ 136,110       $  98,831      $  328,860


Cost of Goods Sold   $   114,955    $  14,730       $  50,230      $  179,915
                      ------------- ------------- -------------    -------------

Gross Profit         $    31,414    $    121,380    $   48,601     $  148,945
                      ============= ============= =============    =============

                                    Powerlinx, Inc.
                           Quarter Ended December 31, 2002

                        Security     DC Trans.     Marine
                        Products     Products     Products          Company
                         Segment      Segment     Segment            Total


Net Revenue          $ 116,901           n/a     $ 69,425         $  186,326


Cost of Goods Sold   $ 176,823           n/a     $ 62,358         $  239,181
                      -------------- ---------- -------------    --------------


Gross Profit         $  (59,922)          n/a    $  7,067         $  (52,855)
                      ============== ========== =============    ==============

12 MONTHS ENDED DECEMBER 31, 2003 COMPARED TO 12 MONTHS ENDED DECEMBER 31, 2002

NET REVENUE. Net revenue increased 95% from $704,641 for the year ended December 31, 2002 to $1,372,044 for the year ended December 31, 2003. Marine product segment sales were $373,568 or 27% of total revenues for the year ended December 31, 2003 compared to 273,434, or 39% of total revenues, for the year ended December 31, 2002. Overall, marine product sales increased $100,134, or 37%. Security product segment sales were $640,589 or 47% of total revenues for the year ended December 31, 2003 compared to $431,207, or 61% of total revenues, for the year ended December 31, 2002. Overall, security product sales increased $209,832, or 49%. DC Transportation product segment sales were $357,886 or 26% of total revenues for the year ended December 31, 2003. This amount includes $150,000 of exclusivity fee income received from distribution contracts. The DC Transportation product segment is a new segment and therefore no comparative analysis can be made to the previous year ended. The increase in the marine product segment sales is attributed to the Company's recommitment to participating in regional boat shows and entry into various mail order catalogues. The growth in the security products segment is due primarily to the products exposure on various home shopping channels. The revenues for the DC transportation product segment were derived primarily from the distribution contract signed in the first quarter of 2003 and initial installations on equipment of new fleet customers.

COST OF GOODS SOLD. Cost of Goods sold increased 36% from $705,844 (including inventory write-down) for the year ended December 31, 2002 to $960,314 (including inventory write-down) for the year ended December 31, 2003. As a percentage of net revenue, cost of goods sold decreased to 70% for the year ended December 31, 2003 from 100% (including inventory write-down) for the year ended December 31, 2002. Cost of goods sold for the marine products segment increased $5,184, or 3%, from $178,168 for the year ended December 31, 2002 to $183,352 for the same period in 2003. As a percentage of revenue, cost of goods sold for the marine product segment decreased from 65% for the year ended December 31, 2002 to 49% for same period in 2003. Cost of goods sold for the security products segment increased $161,671, or 31%, from $527,676 for the year ended December 31, 2002 to $689,347 for the same period in 2003. As a percentage of net revenue, cost of goods sold for the security product segment decreased from 122% (including inventory write-down) for the year ended December 31, 2002 to 108% for same period in 2003. Cost of Goods Sold for the DC Transportation product segment was $87,614 or 24% as a percentage of net revenues (exclusivity fee income included-see above "net revenue") for the year ended December 31, 2003. Excluding the exclusivity fee income, Cost of Goods Sold for the DC Transportation product segment was 42% as a percentage of net revenues. The DC Transportation product segment is a new segment and therefore no comparative analysis can be made to the prior year ended. The decrease in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by the participation in regional boat shows where the Company's marine products are sold at full retail prices. The decrease in the cost of goods sold as a percentage of net revenues for the security products segment was driven primarily by the reduction of raw material and component costs. First, the Company was able to re-negotiate pricing with some of its current vendors. Second, there was less of an impact from the higher cost domestic inventory components (See inventory write down) as the liquidation of these components was completed by year end December 31, 2003. In the fourth quarter, the Company was able to purchase the majority of its product components from its overseas supplier, China Silian; which as previously reported, are at a significant cost reduction compared to their domestically manufactured counterparts. However, much of these components remained in inventory at year end and had little effect on cost of goods sold or gross margin. Although the Company is experiencing significant price pressure from its customers to be able to meet desired retail price points, the Company expects to achieve additional component cost reductions in future reporting periods. For the year ended December 31, 2003, the impact on the cost of goods sold for purchases made at prices greater than the lower of cost or market was $84,352. Adjusting for the lower of cost or market, the cost of goods sold for the security products segment would have been $604,955 or 94% of net security product segment revenues for the year ended December 31, 2003.

COST OF GOODS SOLD (INVENTORY WRITE-DOWN). For the year ended December 31, 2003, the Company recorded an inventory write-down in the amount of $84,352, to lower of cost or market. The write-down was exclusively related the security products segment inventory, and was recorded during the 1st and 2nd quarters of fiscal year ended December 31, 2003. Even with the write down, the cost of goods sold and gross margin for the security products segment, although improved over the previous year, continued to be impacted by the high inventory cost in relation to the pricing structure for its products. (See Cost of Goods Sold and Gross Margin discussion). The agreements that the Company has reached to manufacture its products overseas has resulted in a significant reduction in total product costs as compared to the domestic product costs for inventory that was purchased in the previous 24 months. During the year ended December 31, 2003 management continued to offer its security products at pricing based on the new cost structure in an attempt to meet targeted price points as requested by consumer retail buyers. Management determined that the write-down was necessary as the current inventory values would never be realized in the new pricing environment. The inventory is not obsolete and at year end 2003, had been liquidated almost entirely. Management expects cost of goods sold and margin percentages to improve in future periods as a result of these actions.


GROSS PROFIT MARGIN. Gross profits on sales for the year ended December 31, 2003 amounted to $411,730, or 30% of net revenues, compared to $(-1,203) or (-0)% of net revenues, for the year ended December 31, 2002. The marine products segment contributed $190,216 and $95,266 of the total gross profit for the year ended December 31, 2003 and 2002, respectively. The security products segment contributed $(48,758) and $(-96,469) of the total gross profit for the year ended December 31, 2003 and 2002, respectively. The gross profit percentage for the marine products segment increased from 35% for the year ended December 31, 2002 to 51% for the year ended December 31, 2003. The gross profit percentage for the security products segment increased from (-22) % for the year ended December 31, 2002 to (-8%) for the year ended December 31, 2003. (See discussion below). Gross profits for the DC Transportation product segment was $270,272 or 76% as a percentage of net revenues (exclusivity fee income included-see above "net revenue") for the year ended September 30, 2003. Excluding exclusivity fee income, gross profit margin for the DC Transportation was $120,272 or 55% of net revenue. The DC Transportation product segment is a new segment and therefore no comparative analysis can be made to the prior year ended. The increase in the gross margin as a percentage of net revenues for the marine products segment was driven primarily by the participation in regional boat shows where the Company's marine products are sold at full retail prices. The increase in the gross margin as a percentage of net revenues for the security products segment was driven primarily by the reduction of raw material and component costs. First, the Company was able to re-negotiate pricing with some of its current vendors. Second, there was less of an impact from the higher cost domestic inventory components (See inventory write down) as the liquidation of these components was completed by year end December 31, 2003. In the fourth quarter, the Company was able to purchase the majority of its product components from its overseas supplier, China Silian; which as previously reported, are at a significant cost reduction compared to their domestically manufactured counterparts. However, much of these components remained in inventory at year end and had little effect on cost of goods sold or gross margin. Although the Company is experiencing significant price pressure from its customers to be able to meet desired retail price points, the Company expects to achieve additional component cost reductions in future reporting periods. For the year ended December 31, 2003, the impact on the gross margin for purchases made at prices greater than the lower of cost or market was $84,352. Adjusting for the lower of cost or market, the gross margin for the security products segment would have been $35,594 or 6% of net security product segment revenues for the year ended December 31, 2003.


SALARIES AND WAGES. Salaries and Wages decreased 14% from $1,323,872 for the year ended December 31, 2002 to $1,134,470 for the year ended December 31, 2003. The decrease was due primarily from the elimination of stock based compensation. Salary and Wages is comprised of employee wages, stock compensation, and temporary labor. During the year ended December 31, 2003, stock based compensation totaled $15,900 or less than 1 1/2% of total salary and wages.

PROFESSIONAL FEES. Professional and consulting fees decreased 44% from $787,398 for the year ended December 31, 2002 to $443,492 for the year ended December 31, 2003. Overall legal fees relating to the Company's defense of a class action lawsuit were reduced due to the settlement (See legal proceedings, Part II). In addition, in 2002, the Company incurred substantial legal fees in connection with the filing of a registration statement with the Securities & Exchange Commission for capital raised through the issuance of a convertible debenture. The Company did not incur these fees in 2003. Fees from consulting contracts also were reduced as prior years consulting agreements being expensed over the life of the agreements expired during the period. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. Professional and consulting fees includes non-cash stock based compensation of $51,880 for the year ended December 31, 2003.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased 14% from $478,751 for the year ended December 31, 2002 to $547,581 for the year ended December 31, 2003. On February 14, 2001, the Company entered into a Licensing Agreement with the former Chairman, Richard McBride that provided for a license to exploit certain patented technologies owned by McBride that are associated with technologies under development in connection with both the Company's marine and security products segments. The Company exchanged 1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services. The shares were based upon quoted market prices on the date of the Agreement. The total value of the arrangement was allocated between the consulting and license in the amounts of $2,066,100 and $63,900, respectively, based upon the relative fair values of the consulting services and license. The licensing rights are being amortized over their estimated useful lives of five years. Annualized amortization of the license rights is approximately $413,000. There are two reasons for the increase. First, on December 12, 2002, the Company entered into a Patent Assignment Agreement (the "2002 Agreement") with the McBride Estate that provided for release of the Estate's obligations under the 2001 agreement in return for termination of the license and assignment of the patents licensed in the 2001 agreement. In consideration of this assignment, the Company exchanged $93,856 in receivables from the Estate and 100,000 shares of restricted common stock having a value of $9,000, based upon quoted market prices on the date of the 2002 Agreement. The total value of the arrangement and the value of the licensing rights were allocated to patent costs and are being amortized over the remaining useful life assigned to these intangible assets of 5 years. Second, on December 31, 2003, the Company signed a software license agreement with ON2 Technologies for the use of its proprietary CODEC software for enhancing the video transmission in the Company's new digital power-line products (See Note 11 to the Financial Statements).

RESEARCH & DEVELOPMENT. Research and development expense increased 21% from $154,099 for the year ended December 31, 2002, to $186,260 for the year ended December 31, 2003. In addition, non-cash stock-based research and development, principally in the form of consulting services, comprised $125,400, or 67%, of total expense for the year ended December 31, 2003. The increase was due primarily to management's decision to allocate greater resources for current product upgrades and new product development. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security and DC Transportation product segments. For the year ended December 31, 2003, of the total Research & Development expenditures, $148,760 or 80% was for the development of the security product segment, and $37,500 or 20% was for the development of the DC Transportation product segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently in place. The Company plans to continue funding the security and DC transportation product segments for the next several years, including new digital technology currently in the advanced stages of development.

ADVERTISING AND PROMOTION. Advertising and promotions decreased 45% from $201,889 for the year ended, December 31, 2002 to $111,367 for the year ended, December 31, 2003. The decrease was the result of two factors. First, was Management's strategy to market directly to dealers and large consumer retailers rather than marketing directly to consumers. Second, due to the limitation of capital, the Company elected not to participate as an exhibitor in several of the major security tradeshows. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions. The Company expects advertising and promotions expense to increase in future financial periods.


RENT AND UTILITIES. Rent and utilities expense increased 36% from $81,279 for the year ended December 31, 2002, to $110,348 for the year ended December 31, 2003. The Company moved its corporate headquarters to new office space on June 30, 2002 under a one year lease that converted to a month to month arrangement beginning on July 1, 2003. The Company also leases space in Clearwater, Florida, on a month to month basis, for its distribution and warranty & repair center. The Company also began sub-leasing office space in Pleasant Hill, California to house its Research & Development staff. The sub-lease began in May of 2003, for a period of one year, with yearly extensions available. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

POSTAGE & DELIVERY EXPENSE. Postage & Delivery expense increased 56% from $89,048 for the year ended December 31, 2002 to $138,684 for the year ended December 31, 2003. The increase is the result of and increase in delivery freight costs as they are a function of revenues, and therefore increased proportionally due to the 107% sales gain as compared to the same period ended in 2002. Postage & delivery expenses include postage and freight costs associated with both administrative and distribution functions.

ROYALTY EXPENSE. Royalty expense increased 50% from $160,000 for the year ended December 31, 2002 to $240,000 for the year ended December 31, 2003. The increase is a result of a scheduled increase in minimum royalty fees associated with the Company's license agreement with Satius, Inc. (See Item I "Intellectual
Property: Security Products Segment). Royalty expense includes royalty payments made to licensors under contractual license agreements for the use of intellectual property.


OTHER EXPENSES. Other expenses increased 37% from $301,552 for the year ended December 31, 2002 to $414,311 for the year ended December 31, 2003. The increase was primarily due to an increase in travel costs associated with the launching of the Powerline Vision System (PLVS) product and travel to the Far East to solidify supplier agreements and source new product accessories. In addition, the Company incurred temporary labor costs in its distribution facility for assembly and packaging services. Other expenses include travel, supplies, property taxes, insurance, bank charges, temporary labor, and various other expenses that are classified as miscellaneous.

LITIGATION SETTLEMENT. The Company recorded a charge of $1,200,000 for the quarter ended June 31, 2002 to account for the common stock to be issued under the proposed settlement of a class action lawsuit (See Item 3, legal proceedings). The final settlement stipulates that the Company tender 6,000,000 shares of its free trading stock to the class participants. The Company used the closing market price of $.20 per share on June 28, 2002, the last trading day of the quarter, to value the recording of the expense. On December 17, 2002, the Joint Motion for Preliminary Approval of Settlement and the Amended Stipulation of Settlement was filed with the United States District Court of Florida, and approved by the residing justice. There were no significant amendments to the nature or terms of the Stipulation as outlined above. The actual liability, based on the value of the Company's stock as December 17, 2002, was $300,000 plus an estimated $125,000 in legal fees. The Company recorded its revised estimate of the liability in the fourth quarter ended December 31, 2002, and has disclosed this fourth quarter adjustment in the financial statements.

INTEREST EXPENSE The Company recorded interest expense of $1,027,445 during the year ended December 31, 2003, compared to $384,925 during the year ended December 31, 2002. Interest expense during these periods related to the Company's convertible subordinated notes that were issued over a period commencing in September 2002 to May 2003. The convertible subordinated notes were significantly discounted as a result of the allocation of proceeds to detachable warrants and beneficial conversion features. Amortization of the discounts, included in interest expense, amounted to $525,531 and $194,444 during the years ended December 31, 2003 and 2002, respectively. During December 2003, all convertible subordinated notes were converted to common stock or paid by the Company. Accordingly, notwithstanding the possibility of entering into new instruments, interest expense is not expected to be incurred at these levels in future periods.

Liquidity and Capital Resources

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred net losses of $4,023,827 and $4,285,516 during the years ended December 31, 2003 and 2002, respectively. In addition, during those same years, the Company has used cash of $3,054,145 and $1,097,297 in its operating activities and has a net working capital deficiency of $432,469 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has devoted significant efforts in the further development and marketing of products in its Security and DC Transportation Products Segments, which, while now showing improved revenues, cannot yet be considered as sufficient to fund operations for any sustained period of time.

The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of products in the Security and DC Transportation Products Segments and (iii) ultimately the achievement of profitable operations. During the year ended December 31, 2003, the Company generated net cash flows of $3,238,832 from financing activities, consisting mainly of sales of common stock and the issuance of convertible debt securities. Management has raised and additional funds totaling $1,170,000 since December 31, 2003, and is currently addressing several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During fiscal year ended December 31, 2003 the Company funded its losses from operations through six different sources:

          o The receipt of $300,000 in proceeds from the final installment from the 12% convertible notes payable it signed on September 20, 2002. Prior to the funding in February, the Company had received installments totaling $700,000 from the total of $1,000,000 available under the note. (See note 8 to the financial statements.)

          o The receipt of the $320,000 in proceeds from 12% convertible notes payable it signed on May 9, 2003. The aggregate face value of the convertible notes was $440,000, to be received over five installments. The Company received a $200,000 face value installment on May 10th, a $60,000 face value installment on June 4th, and an additional $60,000 face value installment on July 1st. The Company, at its option, declined the remaining $120,000 of available funding (See Note 10 to the financial statements).

          o The receipt of $2,010,368 in proceeds through various private equity placements exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof (See Note 10 to the financial statements).

          o The receipt of $190,045 in proceeds from the sale of common stock in connection with a consulting services agreement. (See Note 10 to the financial statements).

          o The receipt of $300,000 in proceeds from the exercise of warrants, issued in conjunction with the convertible notes payable financing (See Notes 8 & 10 to the financial statements).

          o The receipt of $250,000 in proceeds through a convertible preferred private equity offering exempt from registration under
               Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof (See Note 10 to the financial statements).


Material Commitments

The Company has no material commitments for the purchase of raw materials or components. The Company issues purchase orders for these items for the purposes of fulfilling customer orders and maintaining reasonable levels of inventory.

Two integrated circuit semiconductor parts used in the manufacture of our security and DC transportation products were discontinued in late 2001. Management has subsequently learned that the assets for fabricating these semiconductor parts have been purchased by a third party from the original manufacturer, and these parts are now available. The Company has placed a purchase order for these components for delivery in April of 2004. Despite the confirmed availability, the Company's Research & Development team is working to replace these components by the end of fiscal year 2004. The Company currently owns in inventory, or can access through third party distributors, an adequate supply of these parts to meet production needs for the entire 2004 fiscal year based on management's forecast.

In July 2002, the Company entered into an agreement for accounts receivable funding with a national funding source as one step in improving its current cash flow. Under this arrangement, eligible customers make their payments directly to the financial institution. Upon receipt of payment, the financial institution remits the balance of the factored account, less its fees, to the Company. For the twelve months ended December 31, 2003, the Company has received aggregate proceeds of $86,500 under the factoring arrangement; related to gross factored accounts receivable of $93,500. The balance was remitted from the factor upon its collection, less its fees that range from 3% to 15% of the gross accounts receivable, depending on the period outstanding (equivalent annual effective interest of 36% to 60%, respectively).

The Company currently has no material commitments for capital expenditures.

Critical Accounting Policies:

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

Inventory Reserves: The Company values inventories at the lower of cost or market. Under certain market conditions, estimates and judgments regarding the valuation of inventory is employed by management to value inventory properly.

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

Recent Accounting Pronouncements:

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The statement is not anticipated to have a significant effect on our financial position or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46 (REVISED), CONSOLIDATION OF VALUABLE INTEREST ENTITIES. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. We currently have no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

ITEM 7.  FINANCIAL STATEMENTS.

Our financial statements are included herein commencing on page F-1.

                                 POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          INDEX TO FINANCIAL STATEMENTS

Financial statements and footnotes:

Report of Aidman, Piser & Company, P.A.                                                                             F-2

Balance sheet as of December 31, 2003                                                                               F-3

Statements of operations, years ended December 31, 2003 and 2002                                                    F-4

Statements of stockholders' equity, years ended December 31,
   2003 and 2002                                                                                                    F-5

Statements of cash flows, years ended December 31, 2003 and 2002                                                    F-7

Notes to financial statements                                                                                       F-9

               Report of Independent Certified Public Accountants


The Board of Directors
Powerlinx, Inc.

We have audited the accompanying balance sheet of Powerlinx, Inc. (formerly known as Seaview Video Technology, Inc.) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Powerlinx, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Aidman, Piser & Company, P.A.
---------------------------------
Tampa, Florida
February 18, 2004, except for Note 15,
as to which the date is March 1, 2004

                                 POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                                  BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

Current assets:
   Cash ..................................................   $   160,157
   Accounts receivable, net ..............................       201,853
   Accounts receivable, officer ..........................        20,000
   Inventories ...........................................       557,947
   Prepaid expenses ......................................        19,079
                                                              -----------
     Total current assets ................................       959,036

Intangible assets, net ...................................     1,213,430
Property and equipment, net ..............................       325,160
                                                              -----------
     Total assets ........................................   $ 2,497,626
                                                              ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................   $   557,524
   Accrued expenses ......................................       447,381
   Deferred revenue ......................................        86,600
   Litigation settlement .................................       300,000
                                                              -----------
     Total current liabilities ...........................     1,391,505
                                                              -----------

Commitments and contingencies (Note 12) ..................          --

Stockholders' equity:
   Series C Convertible Preferred Stock, $1.00 par value;
     10,000,000 shares authorized, none outstanding ......          --
   Common stock, $.001 par value; 250,000,000
     shares authorized, 135,837,887 shares issued,
     135,364,312 shares outstanding ......................       135,837
   Additional paid-in capital ............................    15,834,345
   Treasury stock, at cost, 473,575 shares ...............      (287,757)
   Unearned restricted stock compensation ................       (29,422)
   Stock subscription receivable .........................        (3,250)
   Equity units subscribed ...............................       250,000
   Accumulated deficit ...................................   (14,793,632)
                                                              -----------
     Total stockholders' equity ..........................     1,106,121
                                                              -----------

     Total liabilities and stockholders' equity ..........   $ 2,497,626
                                                              ===========

                       See notes to financial statements.

                                 POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                        2003              2002
                                                    -------------   -------------
Product sales, net ..............................   $  1,372,044    $    704,641
Cost of goods sold ..............................        960,313         478,312
Loss from write-down of inventory ...............           --           227,532
                                                     ------------    ------------

            Gross profit (loss) .................        411,731          (1,203)

Operating expenses:
   Salaries and wages ...........................      1,134,470       1,323,872
   Professional and consulting fees .............        443,492         787,398
   Depreciation and amortization ................        547,581         478,751
   Research and development .....................        186,259         154,099
   Advertising and promotions ...................        111,367         201,889
   Rent and utilities ...........................        110,348          81,279
   Provision for doubtful accounts ..............         19,484          21,500

   Postage and delivery .........................        138,684          89,048
   Royalties expense ............................        240,000         160,000
   Other expenses ...............................        414,311         301,552
   Litigation settlement ........................           --           300,000
                                                     ------------    ------------

     Total operating expenses ...................      3,345,996       3,899,388
                                                     ------------    ------------

Loss from operations ............................     (2,934,265)     (3,900,591)

Other expense:
   Interest expense .............................     (1,027,445)       (384,925)
   Other expense ................................        (62,117)           --
                                                     ------------    ------------

Loss before income taxes ........................     (4,023,827)     (4,285,516)

Income tax (expense) benefit ....................           --              --
                                                     ------------    ------------

Net loss ........................................    ($4,023,827)   ($ 4,285,516)
                                                     ============    ============

Net loss per common share .......................     $    (0.05)    $     (0.13)

Weighted average common shares outstanding, basic
   and diluted ..................................     78,258,676      33,917,115
                                                     ============    ============

                       See notes to financial statements.

                                 POWERLINX, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2002

                                                                                        Unearned
                                            Common       Additional                    Restricted
                           Common           Stock         Paid-In       Treasury          Stock           Accumulated
                           Stock          ($.001 par)     Capital        Stock        Compensation         Deficit            Total
                         ---------------- -------------- ------------- -------------- ------------------ ---------------- ----------
Balances, January 1,
 2002                     28,571,809       $ 28,572       $ 9,018,699    $ (277,757)    $    (130,502)   $ (6,484,289)  $ 2,154,723

Net loss                           -              -                 -             -                 -      (4,285,516)   (4,285,516)

Conversion of
 subordinated debentures     301,595            302            96,208             -                 -               -        96,510

Issuance of stock for
 liabilities                 888,137            888           169,144             -                 -               -       170,032

Issuance of stock to
 employees and directors   2,853,300          2,854           707,903             -                 -               -       710,757

Issuance of stock for
 services                  1,758,261          1,758           367,114             -          (238,387)              -       130,485

Issuance of stock in
 connection with
 patent assignment           100,000            100             8,900             -                 -               -         9,000

Issuance of stock for
 financing fees              378,000            378            48,762             -                 -               -        49,140

Sales of common stock      2,888,583          2,888           335,612             -                 -               -       338,500

Warrants issued in
 connection with debt              -              -           102,318             -                 -               -       102,318

Beneficial conversion
 feature                           -              -           510,184             -                 -               -       510,184

Amortization of unearned
 restricted stock
 compensation                      -              -                 -             -           222,230               -       222,230
                         ---------------- -------------- ------------- -------------- ------------------ ---------------- ----------

Balances, December 31,
 2002                     37,739,685       $ 37,740      $ 11,364,844    $ (277,757)       $ (146,659)   $(10,769,805)    $ 208,363
                         ================ ============== ============= ============== ================== ================ ==========

                       See notes to financial statements.

                                 POWERLINX, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2003


                                                         Common        Additional
                                          Common         Stock          Paid-In         Treasury
                                          Stock       ($.001 par)       Capital          Stock
                                      -------------- -------------- ----------------- -------------
Balances, January 1, 2003                37,739,685       $ 37,740      $ 11,364,844    $ (277,757)

Net loss                                          -              -                 -             -

Conversion of debentures
  to equity                              45,748,151         45,748           808,558             -

Beneficial conversion feature                     -              -           295,277             -

Issuance of stock to employees
  and directors                             167,000            167            16,933             -

Issuance of stock for services
  and royalties                           4,698,500          4,698           236,119             -

Issuance of stock in connection
  with distribution agreement               500,000            500            24,500             -

Issuance of stock in connection
  with asset purchases and
  licensing agreements                    1,568,750          1,569           365,931             -

Issuance of stock for financing fees        704,350            704            41,388             -

Issuance of stock for liabilities           425,883            425           145,388             -

Sales of common stock                    40,939,568         40,940         2,170,973             -

Equity units subscribed                           -              -                 -             -

Repurchase of treasury stock, at cost             -              -                 -       (10,000)

Exercise of employee options                346,000            346            16,954             -

Warrants issued for financing fees                -              -            15,963             -

Warrants issued in connection with debt           -              -            34,517             -

Exercise of common stock warrants         3,000,000          3,000           297,000             -

Amortization of unearned restricted
  stock compensation                              -              -                 -             -
                                      -------------- -------------- ----------------- -------------

Balances, December 31, 2003             135,837,887      $ 135,837      $ 15,834,345    $ (287,757)
                                      ============== ============== ================= =============

                       See notes to financial statements.

                                 POWERLINX, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2003
                                   (Continued)

                                          Unearned
                                         Restricted      Stock          Equity
                                           Stock       Subscription      Units        Accumulated
                                        Compensation   Receivable     Subscribed       Deficit           Total
                                       --------------- -------------  ------------- ---------------- ----------------
Balances, January 1, 2003                  $ (146,659)         $ -            $ -    $ (10,769,805)       $ 208,363

Net loss                                            -            -              -       (4,023,827)      (4,023,827)

Conversion of debentures
  to equity                                         -            -              -                -          854,306

Beneficial conversion feature                       -            -              -                -          295,277

Issuance of stock to employees
  and directors                                     -            -              -                -           17,100

Issuance of stock for services
  and royalties                                     -            -              -                -          240,817

Issuance of stock in connection
  with distribution agreement                       -            -              -                -           25,000

Issuance of stock in connection
  with asset purchases and
  licensing agreements                              -            -              -                -          367,500

Issuance of stock for financing fees                -            -              -                -           42,092

Issuance of stock for liabilities                   -            -              -                -          145,813

Sales of common stock                               -       (3,250)             -                -        2,208,663

Equity units subscribed                             -            -        250,000                -          250,000

Repurchase of treasury stock, at cost               -            -              -                -          (10,000)

Exercise of employee options                        -            -              -                -           17,300

Warrants issued for financing fees                  -            -              -                -           15,963

Warrants issued in connection with deb              -            -              -                -           34,517

Exercise of common stock warrants                   -            -              -                -          300,000

Amortization of unearned restricted
  stock compensation                          117,237            -              -                -          117,237
                                       --------------- -------------  ------------- ---------------- ----------------

Balances, December 31, 2003                 $ (29,422)    $ (3,250)     $ 250,000    $ (14,793,632)     $ 1,106,121
                                       =============== =============  ============= ================ ================

                       See notes to financial statements.

                                 POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                   2003                     2002
                                                                                               -----------              -----------
Cash flows from operating activities:
   Net loss ......................................................................             ($4,023,827)             ($4,285,516)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
       Litigation settlement payable in common stock .............................                    --                    300,000
       Stock-based compensation ..................................................                 375,154                  841,242
       Amortization ..............................................................                 607,901                  659,516
       Loss from write-down of inventory .........................................                    --                    227,532
       Accretion of debt discount ................................................                 525,531                  194,444
       Depreciation ..............................................................                  68,293                   67,576
       Loss on disposal of property and equipment ................................                    --                     25,514
       Changes in operating assets and liabilities:
         Accounts receivable .....................................................                (149,071)                (129,268)
         Inventories .............................................................                (320,421)                 277,632
         Prepaid assets ..........................................................                  10,378                   51,340
         Accounts payable ........................................................                (329,829)                 351,081
         Accrued expenses ........................................................                 142,553                  322,429
         Deferred revenue ........................................................                  39,193                     (819)
                                                                                               -----------              -----------

Net cash flows from operating activities .........................................              (3,054,145)              (1,097,297)
                                                                                               -----------              -----------

Cash flows from investing activities:
   Additions to property and equipment ...........................................                 (29,894)                  (6,084)
   Proceeds from disposal of property and equipment ..............................                    --                     25,000
                                                                                               -----------              -----------

Net cash flows from investing activities .........................................                 (29,894)                  18,916
                                                                                               -----------              -----------

Cash flows from financing activities:
   Proceeds from sales of common stock ...........................................               2,208,663                  338,500
   Proceeds from convertible debentures ..........................................                 516,774                  621,012
   Proceeds from exercise of common stock warrants ...............................                 300,000                     --
   Proceeds from equity unit subscriptions .......................................                 250,000                     --
   Proceeds from exercise of common stock options ................................                  17,300                     --
   Repayments of related party debt ..............................................                 (98,655)                    --
   Proceeds from factoring receivables ...........................................                  86,500                   69,000
   Proceeds from notes payable and long-term debt ................................                  37,000                   30,000
   Repayments from notes payable .................................................                 (67,000)                    --
   Purchase of treasury stock ....................................................                 (10,000)                    --
   Other subscriptions, net ......................................................                  (1,750)                    --
   Proceeds from officer advances ................................................                    --                     20,000
                                                                                               -----------              -----------

Net cash flows from financing activities .........................................               3,238,832                1,078,512
                                                                                               -----------              -----------

Net change in cash and cash equivalents ..........................................                 154,793                      131
Cash and cash equivalents at beginning of year ...................................                   5,364                    5,233
                                                                                               -----------              -----------

Cash and cash equivalents at end of year .........................................             $   160,157              $     5,364
                                                                                               ===========              ===========

                       See notes to financial statements.

                                 POWERLINX, INC
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                   NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                                     2003                2002
                                                                             ------------------  ------------------


Conversion of liabilities into equity                                        $         145,813   $         219,172
                                                                             ==================  ==================

Conversion of convertible debentures to common stock,
    including $295,277 of beneficial conversion feature                      $       1,149,583   $          96,510
                                                                             ==================  ==================

Issuance of common stock in connection with
   distributorship agreement                                                 $          25,000   $               -
                                                                             ==================  ==================

Issuance of common stock for financing fees                                  $          42,092   $               -
                                                                             ==================  ==================

Issuance of common stock warrants for financing fees                         $          15,963   $               -
                                                                             ==================  ==================

Issuance of common stock warrants in connection with debt                    $          34,517   $               -
                                                                             ==================  ==================

Issuance of common stock for intangible assets
   and property and equipment                                                $         180,000   $               -
                                                                             ==================  ==================

Release of related party receivable in connection with
   patent assignment                                                         $               -   $          93,861
                                                                             ==================  ==================

Issuance of common stock in connection with
   patent assignment                                                         $               -   $           9,000
                                                                             ==================  ==================

Deferred finance costs funded through proceeds from
   convertible debentures                                                    $          66,724   $          88,000
                                                                             ==================  ==================

Issuance of common stock for licensing rights                                $         187,500   $               -
                                                                             ==================  ==================


                          OTHER CASH FLOWS INFORMATION

Cash paid for taxes                                                          $               -   $               -
                                                                             ==================  ==================

Cash paid for interest                                                       $          22,460           $  15,391
                                                                             ==================  ==================

                       See notes to financial statements.

                                 POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1.   Business and organization:

     Powerlinx, Inc. ("Powerlinx" or the "Company"), a Utah Corporation, is engaged in three product segments. The Marine Products Segment markets and sells underwater video cameras, lighting and accessories principally to retail sporting goods businesses throughout the United States. The Security Products Segment develops, markets and sells proprietary video security network devices and consumer electronic products, that utilize patented technologies, licensed by the Company, to retailers, commercial businesses and original equipment manufacturers, throughout the United States. The DC Transportation Products Segment develops and sells powerline rear and side vision systems for all classes of vehicles in the transportation industry to distributors and original equipment manufacturers throughout the United States.

2. Basis of presentation and significant accounting policies:

     Basis of Presentation:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred net losses of $4,023,827 and $4,285,516 during the years ended December 31, 2003 and 2002, respectively. In addition, during those same years, the Company has used cash of $3,054,145 and $1,097,297 in its operating activities and has a net working capital deficiency of $432,469 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has devoted significant efforts in the further development and marketing of products in its Security and DC Transportation Products Segments, which, while now showing improved revenues, cannot yet be considered as sufficient to fund operations for any sustained period of time.

     The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of products in the Security and DC Transportation Products Segments and
     (iii) ultimately the achievement of profitable operations. During the year ended December 31, 2003, the Company generated net cash flows of $3,238,832 from financing activities, consisting mainly of sales of common stock and the issuance of convertible debt securities. Management is currently addressing several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



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

     Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are written off to bad debt expense. The allowance for doubtful accounts contains a general accrual for remaining possible bad debts. The allowance for doubtful accounts at December 31, 2003 was $29,510. Based on the information available, management believes that the allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

     Inventories:

     Inventories consist principally of component parts and finished goods held for resale and are stated at the lower of cost or market. Inventory costs are determined using the first-in, first-out (FIFO) method.


2. Basis of presentation and significant accounting policies (continued):

     Property and equipment:

     Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from five to ten years. Maintenance and repairs are charged to expense as incurred.

     Intangible assets:

     Intangible assets, are stated at cost, and consist of purchased technology licenses, trademarks and incremental costs to acquire patents on internally developed technologies (also see research and development, below). Amortization is calculated on the straight-line method over estimated useful lives of the technologies, not to exceed legal or contractual provisions. Currently the intangible assets are being amortized over estimated useful lives of five years with the exception of trademarks which have indeterminate useful lives. The Company evaluates each reporting period whether the events and circumstances continue to support an indefinite life. Additionally, the carrying value of trademarks is reviewed annually or whenever events or changes in circumstances indicate that the historical cost-carrying value may no longer be appropriate. This review is performed in the same manner as that performed on long-lived assets (see below).

     Impairment of long-lived assets:

     The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the estimated future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and its fair value.

     Financial instruments:

     Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and convertible debentures. As of December 31, 2003 the fair values of these instruments approximated their respective carrying values.

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


2. Basis of presentation and significant accounting policies (continued):

     Concentrations:

     Accounts receivable are concentrated in the security products industry and credit losses have been within management's expectations. Although the Company serves a large and varied group of customers, three customers accounted for 38% of total revenue for the year ended December 31, 2003.

     The Company's product assembly is dependent upon the operations of two primary labor suppliers, one of which is outside the United States. At December 31, 2003, approximately $173,000 of the Company's inventory was held off-site at these locations. If the Company should lose these suppliers of assembly servicing there could be a disruption in the operations of the Company. The Company is in the process of securing alternative sources of these services.

     Stock-based compensation:

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

     The following table reflects supplemental financial information related to stock-based employee compensation, as required by Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and
     Disclosure:

2. Basis of presentation and significant accounting policies (continued):

     Stock-based compensation (continued):

                                                                                      2003                2002
                                                                                -----------------  ------------------
   Net loss, as reported                                                             ($4,023,827)        ($4,285,516)
                                                                                =================  ==================
   Employee stock-based compensation, as reported                                     $        -          $        -
                                                                                =================  ==================
   Employee stock-based compensation (fair value method)                              $ (238,200)         $        -
                                                                                =================  ==================
   Pro-forma net loss under fair value method                                        ($4,262,027)        ($4,285,516)
                                                                                =================  ==================

   Net loss per share, as reported                                                         ($.05)              ($.13)
   Pro forma net loss per share under fair value method                                    ($.05)              ($.13)
                                                                                =================  ==================

     The above table reflects the unaudited pro forma effects on net loss and net loss per share had the Company applied the fair value method to its employee stock-based compensation. The Black Scholes fair value model was used for this purpose. The estimated time to expiration was estimated at the full term of the options; volatility was of 206%; and the risk free rate of return was 4%.

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



2. Basis of presentation and significant accounting policies (continued):

     Segment information:

     The Company accounts for its three reportable segments using the management approach, which focuses on disclosing financial information that the Company's management uses to make decisions about the Company's operating matters. The three reportable segments utilize the Company's operating assets equally. Therefore, information about assets and depreciation is excluded from the segment information used by management

     Earnings per share:

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

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


3.   Factored accounts receivable:

     The Company is a party to an accounts receivable financing facility under which cash collections on certain eligible accounts receivable are assigned to a financial institution. Under this arrangement, eligible customers make their payments directly to the financial institution. Upon receipt of payment, the financial institution remits the balance of the factored account, less its fees, to the Company. The Company has received aggregate proceeds of $86,500 under the factoring arrangement, related to gross factored accounts receivable of $93,500. The Company is accounting for this accounts receivable factoring arrangement as a secured borrowing pursuant to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company's assets, including accounts receivable, inventory and property and equipment, secure the agreement. The related service charge is reflected in interest expense in the period that the accounts receivable are transferred. Factoring fees of approximately $5,700 and $13,000 were incurred during 2003 and 2002, respectively. There were no outstanding factored accounts receivable as of December 31, 2003.

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

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


4.   Segment information (continued):

                                                                              2003
                                            --------------------------------------------------------------------------
                                                Security            Marine               DC

                                                Products           Products             Trans               Total
                                            ----------------  ------------------  -----------------  -----------------

       Net revenue                          $      640,589    $        373,568    $        357,886   $      1,372,044

       Cost of sales                              (689,347)           (183,352)   $        (87,613)  $       (960,314)
                                            ----------------  ------------------  -----------------  -----------------

       Gross profit                         $      (48,758)   $        190,216    $        270,273   $        411,730
                                            ================  ==================  =================  =================

       Research and development:

           Stock-based                      $      125,400    $              -    $              -   $        125,400

           Other                            $       23,360    $              -    $         37,499   $         60,859



                                                                              2002
                                            --------------------------------------------------------------------------
                                                 Security           Marine               DC

                                                Products           Products             Trans               Total
                                            ----------------  ------------------  -----------------  -----------------

       Net revenue                          $      431,207    $        273,434   $               -   $        704,641

       Cost of sales                              (300,144)           (178,168)                  -           (478,312)

       Loss from inventory

           write-down                             (227,532)                  -                   -           (227,532)
                                            ----------------  ------------------  -----------------  -----------------

       Gross profit                               ($96,469)   $         95,266   $               -            ($1,203)
                                            ================  ==================  =================  =================

       Research and development:

           Stock-based                      $            -    $              -   $               -   $              -
           Other                            $            -    $        154,099   $               -   $        154,099


5.   Inventories:

     Inventories consist of the following as of December 31, 2003:

       Component parts                                                                        $  323,547
       Work in progress                                                                           34,150
       Finished goods                                                                            200,250
                                                                                              -----------
                                                                                              $  557,947
                                                                                              ===========

                                 POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


6.   Intangible assets:

     During 2003, the Company issued 750,000, 500,000, 150,000 and 468,750 shares of restricted common stock in conjunction with a licensing agreement, distributorship agreement, trademark purchase and software license agreement, respectively. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $37,500, $25,000, $84,000 and $150,000, respectively, in the aggregate. The fair value of the licensing rights, distributorship agreement, trademark purchase and software license agreement were capitalized as intangible assets. The licensing agreement and software license agreement and are being amortized over their estimated useful lives of five years. The distributorship agreement was no longer in effect at December 31, 2003 and as a result, was fully amortized in 2003. The trademark purchase has an indeterminate life and as such, is not amortized.

     The Company recorded amortization expense of $446,788, $7,500 and $25,000 in connection with patents, licensing rights, and distributorship agreements, respectively, for the year ended December 31, 2003.

     Intangible assets consist of the following at December 31, 2003:

                                               Security             Marine               DC

                                               Products            Products             Trans               Total
                                          ------------------  ------------------  -----------------  -----------------

       Patent cost                        $       1,427,813   $         741,148   $              -   $      2,168,961

       Licensing rights                              37,500                   -                  -             37,500

       Distributorship agreement                          -                   -             25,000             25,000

       Software license agreement                   150,000                   -                  -            150,000

       Trademark purchase                            42,000                   -             42,000             84,000

       Accumulated amortization           (         810,309)  (         416,722)  (         25,000)  (      1,252,031)
                                          ------------------  ------------------  -----------------  -----------------

                                          $         847,004   $         324,426   $         42,000   $      1,213,430
                                          ==================  ==================  =================  =================

     Estimated future amortization is as follows:

         Year ending December 31,
                        2004                                                                       $       484,288
                        2005                                                                               484,288
                        2006                                                                                93,354
                        2007                                                                                37,500
                        2008                                                                                30,000
                                                                                                   ------------------
                                                                                                   $     1,129,430

7.   Property and equipment:

     Property and equipment consists of the following as of December 31, 2003:

       Automobiles                                                                               $          14,903
       Furniture and fixtures                                                                              191,293
       Computer equipment                                                                                  364,784
                                                                                                 ------------------
                                                                                                           570,980
       Less accumulated depreciation                                                                      (245,820)
                                                                                                 ------------------
                                                                                                 $         325,160

8.   Convertible debentures:

     2002 Securities Purchase Agreement:

     On September 20, 2002 (Commitment Date), the Company entered into a Securities Purchase Agreement that provided for the issuance of convertible notes payable up to an aggregate face value of $1,000,000 and warrants to acquire up to an aggregate 3,000,000 shares of the Company's common stock. The agreement provided for the funding of the notes in three traunches, of which the first two, amounting to $350,000 each with 1,050,000 warrants each were issued on September 20, 2002 and September 30, 2002, respectively. Each traunch matures on the one-year anniversary date of issuance, assuming no conversion or prepayment. On February 7, 2003, the remaining traunch ($300,000 in convertible notes and warrants to acquire 900,000 shares of common stock) was funded upon the effective registration of the common shares underlying the debt and warrants. The convertible notes bear interest at 12% and are payable in one year from the date of issuance; interest is payable quarterly.

     The convertible notes were convertible into shares of common stock solely at the creditor's option at a conversion rate amounting to the lower of (i) $0.075 or (ii) 50% of the average of the three lowest intraday trading prices for the Company's common stock for the 20 trading days before the conversion date. On the Commitment Date, the Company's closing market value was $0.13 and the three lowest intraday trading prices for the 20 trading days before the Commitment Date were all $0.12; thus the conversion rate on the Commitment Date amounted to $0.06 per common share. The warrants, which have an exercise price of $0.10 and a three-year term, were fully issued on the Commitment Date.

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


8.   Convertible debentures (continued):

     The effective interest rate on the convertible notes payable issued in 2002 amounted to 126%, assuming that the notes are held to maturity. The effective interest rate results from the amortization of discounts to the face value of the convertible notes payable, amortization of debt issue costs and the contractual interest rate over the term of the notes as follows:

                                                      Amount              Percent
                                                ------------------  ------------------
         Discounts to face value:
           Beneficial conversion feature        $          583,000               83.0%
           Allocation to warrants                          117,000               18.0%
                                                ------------------  ------------------
                                                           700,000              100.1%

         Other interest expense:
           Amortization of debt costs                       88,000               13.0%
           Contractual interest rate                        84,000               12.0%
                                                ------------------  ------------------
                                                $          420,600              126.0%
                                                =================   ==================

     Amortization of the beneficial conversion feature and debt issue costs during the year ended December 31, 2002 amounted to $194,000 and $26,000, respectively.

     During February 2003, the Company allocated the proceeds received from the third and final traunch of convertible notes and warrants between the securities based upon their relative fair values. Fair value for the warrants was determined using the Black-Scholes pricing model; the face value of the notes was considered by management to equal their respective fair values. As a result of this allocation, approximately $9,800 was recorded for the warrants as paid-in capital in the month of February. The assumptions used to determine fair value under the Black-Scholes pricing model included an exercise price of $0.10, market price of $0.05, term of 1,080 days, volatility of 50%, and interest rate of 16%. There was no beneficial conversion feature related to the third traunch of financing.

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


8.   Convertible debentures (continued):

     2003 Securities Purchase Agreement:

     On May 9, 2003 (Commitment Date), the Company entered into a Securities Purchase Agreement that provided for the issuance of convertible notes payable up to an aggregate face value of $440,000 and warrants to acquire up to an aggregate 1,320,000 shares of the Company's common stock. The agreement provides for the funding of the notes in five traunches, of which the first two, amounting to $260,000 with 520,000 warrants were issued on May 9, 2003 and June 3, 2003, respectively. Each traunch matures on the one-year anniversary date of issuance, assuming no conversion or prepayment. On July 1, 2003, the third traunch of the May 10, 2003 Securities Purchase Agreement ($60,000 in convertible notes and warrants to acquire 180,000 shares of common stock) was funded. Each traunch matures on the one year anniversary date of issuance, The convertible notes bear interest at 12% and are payable in one year from the date of issuance; interest is payable quarterly.

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

     During May, June and July 2003, the Company allocated the proceeds received from the first three traunches of convertible notes and warrants between the securities based upon their relative fair values. Fair value for the warrants was determined using the Black-Scholes pricing model; the face value of the notes was considered by management to equal their respective fair values. As a result of this allocation, approximately $22,100 and $2,600 was recorded for the warrants as paid-in capital in the second and third quarters of 2003, respectively. The assumptions used to determine fair value under the Black-Scholes pricing model included an exercise price of $0.05, market price of $0.06 and $0.04, respectively, term of 1,080 days, volatility of 50%, and interest rate of 12%. In addition, the Company allocated the remaining proceeds of the convertible notes to the embedded beneficial conversion feature represented by the excess that the market value of the common stock on the commitment date exceeded the conversion rate. The debt has been accreted towards its face value through periodic charges to interest expense over the outstanding term of the underlying notes.

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


8.   Convertible debentures (continued):

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

                                                                                   Amount              Percent

                                                                             ------------------  ------------------
         Discounts to face value:
           Beneficial conversion feature                                     $          295,300               92.3%
           Allocation to warrants                                                        24,700                7.7%
                                                                             ------------------  ------------------
                                                                                        320,000              100.0%

         Other interest expense:
           Amortization of debt costs                                                    62,200               19.4%
           Contractual interest rate                                                     38,400               12.0%
                                                                             ------------------  ------------------
                                                                             $          420,600              131.4%
                                                                             =================   ==================

     Cumulative amortization of the beneficial conversion feature and debt issue costs during the year ended December 31, 2003 for the 2002 and 2003 Securities Transactions amounted to $526,000 and $63,000, respectively.

     During 2003, $1,000,000 of the face value of these debentures was converted into 45,748,151 shares of common stock at a conversion price of between $0.015 and $0.538. The shares issued were valued in accordance with the Securities Purchase Agreement dated September 20, 2002, which approximates a 50% discount to market price.

     On August 26, 2003, the Company repaid the remaining $320,000 face value of these debentures. In connection therewith, the Company paid $9,800 in interest and $148,000 in pre-payment penalty fees. The Company effectively terminated the agreement during August 2003, and accordingly, funding of the remaining two traunches is no longer required.

9.   Income taxes:

     No provision or benefit for income taxes was required during the years ended December 31, 2003 and 2002 because the tax effects of operating losses and other temporary differences between the book and tax bases of assets and liabilities during those periods were offset by valuation allowances in the same amounts.

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



9.   Income taxes (continued):

     A reconciliation of statutory federal income tax rate with the Company's effective income tax rate for the year ended as of December 31, 2003 and 2002 is as follows:

                                                                                    2003                2002
                                                                             ------------------  ------------------
         U.S. federal taxes statutory rate                                             (35.00)%            (35.00)%
           Increase (decrease):
              State taxes                                                               (3.25)%             (3.25)%
              Litigation settlement                                                     (0.16)%              3.79 %
              Non-deductible compensation                                                3.59 %              9.49 %
              Non-deductible interest accretions                                         5.03 %              1.74 %
              Non-deductible entertainment                                               0.72 %              0.29 %
              Valuation allowances                                                      29.07 %             22.94 %
                                                                             ------------------  ------------------
              Effective tax rate                                                            -                   -
                                                                             ==================  ==================

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                                    2003                2002
                                                                             ------------------  ------------------
         Deferred tax assets (liabilities):
           Net operating loss                                                $       3,856,000   $       2,818,000
           Amortization of intangibles and other                                       291,000             168,000
           Valuation allowance                                                      (4,147,000)         (2,986,000)
                                                                             ------------------  ------------------

              Total deferred tax asset                                       $               -   $               -
                                                                             ==================  ==================

       As of December 31, 2003, the Company has net operating loss carryforwards of approximately $10,200,000 that are available to offset future taxable income.

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


10.    Stockholders' equity:

       2003 Transactions:

       Series A Convertible Preferred Stock:

       Effective September 30, 2003, the Company designated 5,000,000 shares of authorized preferred stock as Series A Convertible Preferred Stock. There were no shares outstanding as of December 31, 2003. The Series A Convertible Preferred Stock has a liquidation preference of $1.00 per share and is non-voting. It is convertible into common stock only upon registration of the underlying common shares into which the preferred stock can be converted. The conversion rate is variable. During the first year following issuance, and assuming the registration described earlier, the preferred stock is convertible into the number of common shares that result from dividing the par value by the average market price of the common stock for a period of five days. Commencing the month following the first year of issuance, and again assuming the registration, the conversion methodology provides for a market discount of 20%, increasing 1% monthly thereafter, up to 130%.

       Equity Units Subscribed:

       Effective December 1, 2003, the Company offered up to 625,000 units (the "equity units") for sale to accredited investors at a price of $8.00 per equity unit with a $5,000,000 maximum offering. Each equity unit consists of (i) 8 shares of Series A Convertible Preferred Stock; (ii) 2 shares of the Company's common stock; and (iii) three common stock purchase warrants. Each warrant is exercisable until May 15, 2006, at a price of $0.50. As of December 31, 2003, $250,000 had been received as equity units subscribed, although not issued, relating to this offering.

       Common Stock Issuances:

       During 2003, 35,776,906 shares of the Company's restricted common stock were sold through various private equity placements exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placements were open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. The Company received proceeds from the offerings of $2,018,618 as of December 31, 2003.

       During 2003, 5,162,662 shares of the Company's free trading common stock were sold in connection with a consulting services agreement. The Company received $190,045 in proceeds, and recognized $33,537 in consulting expense related to this issuance, which is included in stock-based compensation expense.

       During 2003, the Company issued 167,000 shares of restricted common stock to employees and directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $17,100 in the aggregate.

       During 2003, the Company issued 45,718,151 shares of free trading common stock in accordance with several conversion notices received by the Company from the holders of the Company's 12% convertible debentures. The shares issued were valued in accordance with the Securities Purchase Agreement dated September 20, 2002, which approximates a 50% discount to the market price. The average share price for all of the conversions was $0.02 per share, or $1,000,000 in the aggregate.

       During 2003, the Company issued 3,000,000 shares of free trading common stock in accordance with several stock warrant exercise agreements received by the Company from the holders of the Company's stock purchase warrants.. The shares issued were valued at the exercise price of $0.10 per share, or $300,000 in the aggregate, in accordance with the Stock Purchase Warrants dated September 20, 2002.

       During 2003, the Company issued 4,698,500 shares of free trading common stock to professional research and development consultants as compensation for consulting services and royalties. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $240,817 (including the $33,537, above) in the aggregate. Additionally, $117,237 of compensation expense was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultants as compensation in previous years.

       On May 19, 2003, the Company entered into three separate consulting agreements wherein the Company granted 4,200,000 shares of restricted common stock to consultants as compensation for consulting services. 1,025,000 of these shares were issued immediately upon registration of the shares on Form S-8 to begin the first phase of the services to be provided. These shares are included in the 4,698,500 shares in the preceding paragraph. Subsequent issuances of shares, up to the total amount outlined in the agreements, will be issued at the Company's discretion, based on performance, as defined by the Company, over a period not to exceed one year. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $41,000 in the aggregate, which amount is included in the $240,817 in the preceding paragraph. This amount was recognized as stock-based compensation during the second quarter of 2003.

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



10.    Stockholders' equity (continued):

       During 2003, the Company issued 2,068,750 shares of restricted common stock in conjunction with a licensing agreement, distributorship agreement, trademark purchase and software license agreement, respectively. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $392,500, respectively, in the aggregate.

       During 2003, the Company issued 704,350 shares of restricted common stock to investors for financing fees. The common stock was valued based upon the trading market prices on the dates of issuance, or $42,092 in the aggregate.

       During 2003, the Company issued 425,883 shares of restricted common stock to settle outstanding liabilities. In all instances, the shares were issued in amounts and at trading market prices such that no gain or losses resulted from these exchanges.

       Common stock Warrants:

       During the years ended December 31, 2003 and 2002, the Company issued warrants to purchase 1,860,000 and 2,100,000 shares of common stock, respectively, in connection with the sale of the Convertible Debentures described in Note 8. The warrants have three-year terms and can be exercised at prices between $0.05 and $0.10. The following table sets forth activity of the warrants for the years ended December 31, 2003 and 2002:

                                                                    Activity               Prices
                                                              ------------------- ----------------------
                  2002 Activity:
                       Issued                                       2,100,000            $0.10
                       Exercised                                        -
                                                              ------------------- ----------------------
                  Warrants outstanding at December 31, 2002
                                                                     2,100,000           $0.10
                  2003 Activity:
                       Issued                                       1,860,000         $0.05-$0.10
                       Exercised                                   (3,000,000)           $0.10
                                                              ------------------- ----------------------
                  Warrants outstanding at December 31, 2003
                                                                      960,000         $0.05-$0.10
                                                              =================== ======================

                  Weighted average exercise price:
                       December 31, 2003                                                 $0.05
                                                                                  ======================
                       December 31, 2002                                                 $0.10
                                                                                  ======================

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


10.    Stockholders' equity (continued):

       Options granted to employees:

       The Company granted 7,422,635 stock options to employees during the year ended December 31, 2003 (none in 2002). Stock options have terms of 10 years and exercise prices were equal to the closing market price on the day granted. All stock options issued in 2003 were fully vested on the date of grant. The following table reflects stock option activity:

                                                                    Activity               Prices
                                                              ------------------- ----------------------
                  2003 Activity:
                       Granted                                      7,422,635         $0.05-$0.22
                       Exercised                                     (346,000)           $0.05
                                                              ------------------- ----------------------
                  Options outstanding at December 31, 2003
                                                                    7,076,635         $0.05-$0.22
                                                              =================== ======================

                  Stock options vested                               7,076,635        $0.05-$0.22
                                                              =================== ======================
                  Weighted average exercise price:
                       December 31, 2003                                                 $0.05
                                                                                  ======================


                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

10.    Stockholders' equity (continued):

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

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



10.    Stockholders' equity (continued):

       Total stock-based compensation cost recognized is as follows:

                                                                                    2003                2002
                                                                             ------------------  ------------------
       Employee and directors                                                $           17,100  $          710,757
       Consultants                                                                      324,517             352,715
       Creditors                                                                        145,813             170,032
       Financing fees                                                                    42,092              49,140
                                                                             ------------------  ------------------
                                                                             $          529,522  $        1,282,644
                                                                             ==================  ==================

11.    Related party transaction:

       In 2001, the Company loaned $50,000 to two officers of the Company. The underlying notes do not bear interest. The officers repaid $10,000 and $20,000 during 2003 and 2002, respectively. The remainder is due in December 2004.

12.    Commitments and contingencies:

       License agreement and royalties:

       In December 2002, the Company entered into a licensing agreement with Satius, Inc. (formerly VideoCom, Inc. and Wire21 Inc.) for its powerline technologies, which are utilized in the SecureView product line. This agreement replaces the original license agreement entered into in October 1999 in its entirety. The agreement is effective through the expiration of the patents licensed in the agreement (through October 2012). The agreement obligates the Company to pay royalties equal to between $1 and $3 per unit of licensed products sold, with minimum annual royalties of between $240,000 and $480,000. $240,000 of expense related to this agreement was incurred during in 2003. Additionally, during 2003, the Company issued 750,000 shares of the Company's common stock in connection with this license and recorded an intangible asset for the estimated fair value of the shares ($37,500), which is being amortized over 5 years. Amortization charged to operations in relation to these licensing rights was $7,500 in 2003 (minimal in 2002).

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



12.      Commitments and contingencies (continued):

       Litigation, claims and assessment:

       Class Action Lawsuit

       The Company was a defendant in a consolidated class action lawsuit that was pending in the United States District Court for the Middle District of Florida against the Company and Richard McBride, the Company's former chief executive officer. Commencing in May 2001, five nearly identical class action lawsuits were filed against the Company and McBride, and, on July 24, 2001, those lawsuits were consolidated. In the five initial complaints, the plaintiffs thereto claimed violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In the five initial complaints, the plaintiffs to those actions alleged, among other things, that from March 30, 2000 to March 19, 2001, the Company and McBride misstated sales and revenue figures; improperly recognized revenues; misrepresented the nature and extent of the Company's dealer network; falsely touted purported sales contracts and agreements with large retailers; misrepresented the Company's ability to manufacture, or to have manufactured, its products; and misrepresented the Company's likelihood of achieving certain publicly announced sales targets. The consolidated amended class action complaint was filed in December 2001. As amended, the consolidated complaint seeks compensatory and other damages, and costs and expenses associated with the litigation and now also seeks relief against James Cox, former director, on the same grounds as the claims against the Company and McBride.


       In February 2002, the Company filed a motion to dismiss. The plaintiffs responded to the motion to dismiss in early April 2002. On May 17, 2002, the parties reached an agreement in principle, in the form of a Memorandum of Understanding, to settle the class action lawsuit. In the settlement, the Company will issue 6,000,000 shares our common stock to the class participants.

       During the 2nd and 3rd quarters of 2002, the Company and the plaintiffs' counsel agreed to prepare and execute a definitive Stipulation of Settlement and jointly seek preliminary and final Court approval. The Settlement would be conditional upon receiving final judicial approval of the Stipulation, among other things.

       At the end of the Company's 2nd fiscal quarter of 2002, management had determined that the impending settlement was highly probable. Accordingly, the Company accrued for the cost of the settlement by recording a liability of $1,200,000, which was equal to the current fair market value of the settlement shares at June 30, 2002, plus an estimated amount for expenses.


12.      Commitments and contingencies (continued):

       Litigation, claims and assessment:

       On December 17, 2002, the Joint Motion for Preliminary Approval of Settlement and the Amended Stipulation of Settlement was filed with the United States District Court of Florida, and approved by the residing justice. There were no significant amendments to the nature or terms of the Stipulation as outlined above. The actual liability, based on the value of the Company's stock as December 17, 2002, was $300,000 plus an estimated $125,000 in legal fees. The Company recorded its revised estimate of the liability in the fourth quarter and has disclosed this 2002 fourth quarter adjustment in the financial statements.


       On May 2, 2003, the United States District Court of Florida, through issuance of its Order and Final Judgment, approved the settlement.

       Pro-Marketing of Texas

       The Company is a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleges breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company intends to vigorously contest the claim. As of December 31, 2003, the matter is in the preliminary stages of discovery and it is too early to determine the ultimate outcome. Accordingly, no liability, if any, that might result from the resolution of this matter has been recorded in the financial statements.

       SEC Investigation

       The Securities and Exchange Commission's Division of Enforcement began an investigation in January 2001 relating to our financial results and common stock performance during 2000. As a result Richard McBride, former chairman, president and chief executive officer, resigned from all positions with the Company. Further, all executives involved with the allegations were replaced during 2001 and Mr. McBride passed away in October 2001. We have cooperated fully with the SEC, which included the testimony of former employees, Col. Larry Hoffman (retired), and Christy Mutlu. Current officers and employees Douglas Bauer, CFO, George Bernardich, CEO, and J. R. Cox, former director, have also testified before the SEC.

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



12.      Commitments and contingencies (continued):

       On February 12, 2004, the SEC's staff advised the Company, through its counsel, that they intend to recommend that the SEC bring a civil injunctive action against the Company and certain of its current and former officers and/or directors. As it relates to the Company, the Staff alleges that the Company violated Section 17(a) of the Securities Act of 1933 ("Securities Act") and Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934 ("Exchange Act") and Rules 10b-5, 13a-1, 13a-11, 13a-13, and 12b-20 thereunder, and is liable for civil penalties pursuant to Section 20(d) of the Securities Act and
       Section 21(d)(3)(A) of the Exchange Act.

       The SEC's Staff, in accordance with Rule 5(c) of the Commission's Rules of Informal and Other Procedures, 17 C.F.R. ss.202.5(c), have afforded the Company the opportunity to make a "Wells Submission" regarding the Staff's intended recommendations. The Company has retained its current counsel to prepare such a Wells Submission on its behalf, and it believes that there are meritorious factual, legal and policy reasons why the Staff's recommendation should not be followed by the Commission. However, at this time, it is impossible to determine whether the Staff's recommendation will be adopted by the Commission, or will be modified in some fashion.

       If the Staff's present recommendation is accepted by the Commission and a civil injunctive action were to be subsequently filed against the Company, no decision has been made at this time as to whether the Company would vigorously defend that matter, or would seek to reach a negotiated settlement. The Staff has informally advised counsel of their belief that if they were successful in litigating this matter, a civil penalty in excess of $100,000 could be imposed against the Company. However, counsel believes that there are numerous mitigating factors, which could cause this amount to be reduced, even if the Company's efforts to defend the suit were unsuccessful. Therefore it is impossible at this time to estimate the likelihood of an unfavorable outcome, or to estimate the amount of any such loss from this matter. Accordingly, no liability, if any that might result from the resolution of this matter has been recorded in the financial statements.

13.    Fourth Quarter Activity (unaudited):

       2003: There were no material fourth quarter adjustments for the year ended December 31, 2003.

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



13.    Fourth Quarter Activity (unaudited):


       2002: The net loss and net loss per share in the fourth quarter of 2002 were lower than amounts experienced in the preceding three quarters because of a fourth quarter transaction for a change in accounting estimate. As discussed more completely in Note 12, the Company originally recorded a charge of $1,200,000 to account for the common stock to be issued under the settlement of a class action lawsuit. The proposed settlement stipulated that the Company would tender 6,000,000 shares of its free trading stock to the class participants. The Company initially used the closing market price of $.20 per share on June 28, 2002, (the date when the impending settlement was determined to be probable), the last trading day of the second quarter, to value the shares for the expense accrual. The court approved the settlement on December 17, 2002.


       The litigation settlement estimate was then adjusted to actual per the closing market price of the stock of $.05 per share on December 17, 2002. This change in accounting estimate from $1,200,000 to $300,000 resulted in a reduction in the litigation settlement accrual of $900,000, which was recorded in the fourth quarter of 2002.


14. Earnings per share computations:

                                                                                    2003                2002
                                                                             ------------------  ------------------
       Net loss                                                                    ($4,023,827)        ($4,285,516)
                                                                             ==================  ==================

        Weighted average common shares:
           Basic                                                                    78,258,676          33,917,115
           Dilutive securities                                                               -                   -
                                                                             ------------------  ------------------
           Diluted shares                                                           78,258,676          33,917,115
                                                                             ==================  ==================

       Basic net income (loss) per share                                                 ($.05)              ($.13)
                                                                             ==================  ==================

       Diluted net income (loss) per share                                               ($.05)              ($.13)
                                                                             ==================  ==================

       The table above excludes 8,036,635 warrants and stock options to purchase common stock as such items would have an anti-dilutive effect on earnings per share of 2003.

                                POWERLINX, INC.
               (FORMERLY KNOWN AS SEAVIEW VIDEO TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002




15.    Subsequent events:

       As discussed in Note 10, effective December 1, 2003, the Company offered up to 625,000 units (the "equity units") for sale to accredited investors at a price of $8.00 per equity unit with a $5,000,000 maximum offering. Each equity unit consists of (i) 8 shares of Series A Convertible Preferred Stock; (ii) 2 shares of the Company's common stock; and (iii) three common stock purchase warrants. Each warrant is exercisable until May 15, 2006, at a price of $0.50. As of December 31, 2003, $250,000 had been received as equity units subscribed, although not issued, relating to this offering. As of March 1, 2004, subscriptions amounting to $1,170,000 (including those equity units subscribed as of December 31, 2003, had been received. The Company anticipates completion of the offering on March 15, 2004 at which time the proceeds will be allocated to the securities issued for accounting purposes.


16.      Recent accounting standards:

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The statement is not anticipated to have a significant effect on our financial position or results of operations.

       In December 2003, the FASB issued FASB Interpretation No. 46 (REVISED), CONSOLIDATION OF VALUABLE INTEREST ENTITIES. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. We currently have no ownership in variable interest entities and therefore adoption of this standard currently has no financial reporting implications.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

ITEM 9. MANAGEMENT.

      Name                          Age                Position
      ----                          ---                --------

George S. Bernardich, III           47               Chairman of the Board,
                                                     Chief Executive Officer
Michael A. Ambler                   49               President, Chief Operating
                                                     Officer
Douglas Bauer                       42               Chief Financial Officer,
                                                     Secretary & Treasurer
Myles J. Gould*                     61               Director
Dr. Bradford M. Gould*              34               Director
Martin A. Traber (2)                58               Director
James A. Williams (2)               61               Director
William B. Edwards (1)              63               Director
Francisco Sanchez (1)               44               Director


* Dr. Brad M. Gould is the son of Myles J. Gould.

1. Mr. Edwards and Mr. Sanchez were appointed to the Board of Directors, by the residing Board of Directors, effective November 1, 2003; in accordance with the Company By-laws.

2. Mr. Traber and Mr. Williams were appointed to the Board of Directors, by the residing Board of Directors, effective November 1, 2003; in accordance with the Company By-laws.

Directors are elected or appointed to serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been elected and qualified.

GEORGE S. BERNARDICH, III

Mr. Bernardich joined us in November 2000 following a 28-year career with the J.C. Penney Co., Inc. While at J.C. Penney Co., Inc., Mr. Bernardich's employment included increasing levels of responsibility in store, district, and corporate level management. His most recent positions were Catalog Media Manager/Buyer and Director of Merchandise Synergies for the Eckerd Drug Division. Mr. Bernardich initially served as our Chief Operating Officer until February 2001, when he became our President and Chief Executive Officer. His current term as a Director will continue until the annual meeting of 2004.

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

DOUGLAS A. BAUER

Mr. Bauer joined us in March of 2001. He received a bachelor's degree in Accounting from Miami University, Ohio in 1985, and spent an additional year at Miami's European Center in Luxembourg studying international economics and political science. He spent three years with Price Waterhouse in the audit division of its Atlanta office before moving on to Guardian Industries, a worldwide glass manufacturer and fabricator, where he took the position of operations manager for two newly acquired fabrication businesses. Prior to joining Powerlinx, Mr. Bauer was a partner in Flowers Direct and eFlowers.com, and served three years as its COO and CFO. In addition to Chief Financial Officer, Mr. Bauer has served as Secretary-Treasurer of Powerlinx since July, 1, 2002.

MYLES J. GOULD

Mr. Gould has been a Director of us since April 1999, and his current term as a Director will continue until the annual meeting of 2004. Mr. Gould has been involved in the development of real estate projects for more than 30 years. His firm, Gould & Company, is based in Atlanta, Georgia. Mr. Gould has developed over 2000 acres for diverse applications including shopping centers, office complexes, and multiple- and single-occupancy residential developments. He has spoken on many occasions on the subject of apartment-to-condominium conversions. Mr. Gould formerly served as a Director for Modular Systems, Inc., a factory-assembled housing company.

DR. BRADFORD M. GOULD

Dr. Gould has been a Director of us since April 1999, and his current term as a Director will continue until annual meeting of 2004. Dr. Gould received a Bachelor's Degree in Marine Science and Biology from the University of Miami in 1992. He earned his Master's Degree from the University of Hawaii from 1992 through 1995, identifying pollutants and their sources in Manmala Bay, Honolulu. After attending the Medical College of Georgia from 1995 to 1999, he entered the residency program at St. Vincent's Hospital, Jacksonville, Florida. Dr. Gould is currently in the Residency Family Practice Program at Greenville Memorial Hospital in South Carolina.

MARTIN A. TRABER

Mr. Traber is a partner in the Tampa office of Foley & Lardner. A member of the firm's Business Law Department and Transactional & Securities Practice Group, he focuses on corporate securities and public company practice. Formerly a partner in the 500-attorney Cleveland, Ohio, firm of Arter & Hadden, he served 10 years on the firm's Management Committee (including a term as chief executive) and was national chairman of both the Business and Corporate Department and of the Marketing and Business Development Committee. Mr. Traber has practiced in corporate finance and securities law for over 30 years. His areas of emphasis include representation of companies in public and private securities offerings, roll-ups, and mergers and acquisitions. He represents several public and privately-held technology clients. Mr. Traber served as an associate professor of law at Cleveland State University School of Law, where he developed and taught a course on financing. He graduated magna cum laude and first in his class from Indiana University School of Law in 1970, where he was an associate editor of the Law Review.

JAMES A. WILLIAMS

Mr. Williams is currently President & CEO of Gold Toe Brands, Inc. and Chairman of the Board of Maidenform Worldwide. He also serves on the Board of Cluett American Group and has served on the Boards of Bibb Corporation, Esprit de Corp., and Ithaca Corporation. He is considered an expert in retailing and marketing and has thirty plus years of extensive experience in product sourcing, manufacturing, distribution, financing, and corporate organization and governance. He`also serves on the Boards of many professional organizations which include The Hosiery Association (Past Chairman), The Fashion Association (Executive Board & Past Chairman), North Carolina Textile Foundation, and The Educational Foundation for The Fashion Institute of Technology.


WILLIAM B. EDWARDS

Mr. Edwards is currently President of K & M Associates LP, a leading fashion accessory house based in Providence, Rhode Island and is considered an expert in mass retailing and marketing through retailers. He has served as President & COO of Revco, D. S.. Inc., President & CEO of F & M Distributors, President & Owner of Xpect Discount Stores, President & COO of Milor/Solo Inc., Vice-President of Mattel and Vice-President at W.T. Grant Company. In addition, he is President and Founder of the privately held consulting company W.B.E., Inc. which specializes in strategic planning, development and installation of business re-engineering, new product development, marketing, marketing management, distribution and channel development and selection, development of business plans and financing of plans. His clients have included American Greetings, Allison Reed Group, Prospect Street Investments Management, U. S. Mint, Rexall Sundown and many more. In addition, Mr. Edwards is, or has been a member of several boards which have included Office Max, Revco, and Talon Group to name a few.

FRANCISCO SANCHEZ

Mr. Sanchez is currently the Managing Director of Cambridge Negotiation Strategies (CNS) where he has worked with corporations and governments worldwide on complex transactions, labor-management negotiations, litigation settlement, negotiation strategy, alliance management, facilitation and training. He holds a Masters Degree in Public Administration from the Harvard University, John F. Kennedy School of Government. In 1999, he became a Special Assistant to the President of the United States working in the Office of the Special Envoy for the Americas. In the White House he worked with the National Security Council, the State Department and the U.S. Trade Representative on Western Hemisphere economic integration and the promotion of democracy. President Clinton later appointed Mr. Sanchez as U.S. Assistant Secretary of Transportation where he developed aviation policy and oversaw international negotiations. Prior to his work in the federal government and before joining CNS, he practiced corporate and administrative law with the firm of Steel, Hector and Davis in Miami, Florida. Before practicing law, he served in the administration of former Florida Governor (now U.S. Senator) Bob Graham, as the first director of the state's Caribbean Basin Initiative Program.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. You may find a copy of our code of ethics on our website at www.power-linx.com.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

During the year ended December 31, 2003, no director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2003. The foregoing is based solely upon a review of Form 3, Form 4 and Form 5 filings furnished to the Company during the year ended December 31, 2003, certain written representations and shareholders who, to the best of our knowledge, hold 10 percent or more of the Company's shares.



ITEM 10.  EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding the Company's CEO and each of its most highly-compensated executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2003, 2002 and 2001 exceeded $100,000:

SUMMARY COMPENSATION TABLE

                                                                             Other                                        All
                                                             Annual         Restricted        Options        LTIP        Other
Name & Principal                    Salary       Bonus       Compen-          Stock            SARs        Payouts      Compen-
      Position            Year         $         $ (1)       sation       Awards ($) (2)      (#) (3)        ($)         sation
----------------------    ------    --------    --------    ----------    ---------------    ----------    ---------    ---------

George Bernardich III     2003      96,300      116,614      212,914            0            2,210,745        0            0
(4)                       2002      14,954         0         14,954          220,385             0            0            0
Chairman, and CEO         2001      65,625         0         65,625          136,500             0            0            0

Michael Ambler (5)        2003      96,300      103,657      199,957                         2,119,145        0            0
President & Chief         2002      90,529         0         90,529          191,055             0            0            0
Operating Officer         2001       6,250         0          6,250           63,000             0            0            0

Douglas Bauer (6)         2003      96,300      103,657      199,957                         2,119,145        0            0
Chief Financial           2002      49,954         0         49,954          186,425             0            0            0
Officer, Secretary        2001         0           0            0             73,500             0            0            0



         Calculations exclude standard group-insurance benefits applied equally to all salaried employees, pursuant to Item 402 of Regulation S-K.

     1. Bonuses were earned and accrued at December 31, 2003, except for Mr. Ambler who received $83,700 in bonus compensation as of December 31, 2003. The bonuses were earned in accordance with terms as outlined in the executive employment agreements as listed below and as exhibits
          10.1 - 10.3, and were approved by the Board of Directors. The remaining accrued bonuses may be paid in cash, stock, and/or options, based on available resources, at the discretion and direction of the Board of Directors.

     2. Stock compensation was issued to executive officers in lieu of salary in fiscal years 2001 and 2002. All stock compensation was issued in the form of restricted shares and, for accounting purposes, were valued at the prevailing closing market price on the day of issuance.

     3. Stock options were granted to the Company's officers by the Board of Directors on January 3, 2003 in lieu of salary for the previous fiscal year. The options were issued on July 9, 2003. The options were issued with a strike price of $.05 per share, the closing market price of the Company's common stock on the day of grant. The options have a ten year expiration from the date of grant. Options earned and granted in 2003 vest over two years. (See options table below).

     4. Mr. George Bernardich joined us as COO in November of 2000. He was promoted to Chairman, President, and CEO on February 21, 2001. In 2001, Mr. Bernardich received 325,000 shares of common stock in lieu of salary, valued at $136,500. In 2002, Mr. Bernardich received 878,400 shares of common stock in lieu of salary, valued at $220,385. In 2003, Mr. Bernardich received 2,210,745 in stock options in lieu of salary. Refer to Notes 2 & 3 above for additional information regarding the restricted stock and option awards.

     5. Mr. Michael Ambler joined us in late February of 2001 as COO, but did not begin salary compensation until December of 2001. In September of 2000, prior to joining us, Mr. Ambler received shares of restricted common stock for a 2 year consulting agreement, of which $109,083 as amortized in fiscal year 2001. In 2001, Mr. Ambler received 150,000 shares of common stock in lieu of salary valued at $63,000. In 2002, Mr. Ambler received 761,500 shares of common stock in lieu of salary valued at $191,055. In 2003, Mr. Ambler received 2,119,145 in stock options in lieu of salary. Refer to Notes 2 & 3 above for additional information regarding the restricted stock and option awards.

     6. Mr. Bauer joined us in March of 2001 as Chief Financial Officer but did not begin salary compensation until January 2002. In 2001, Mr. Bauer received 175,000 shares common stock in lieu of salary valued at $73,500. In 2002, Mr. Bauer received 745,600 shares of common stock valued at $186,425. In 2003, Mr. Bauer received 2,119,145 in stock options in lieu of salary. Refer to Notes 2 & 3 above for additional information regarding the restricted stock and option awards.

Options/SARs Grants During Last Fiscal Year

         The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2003.

---------------------- ---------------- -------------- --------------- -------------

                          Number of      % of Total       Exercise      Expiration
                         Securities        Options       Price Per       Date
                         Underlying      Granted in        Share
     Name               Options Granted   Fiscal 2003        (1)

---------------------- ---------------- -------------- --------------- -------------

George S.                 2,194,950 (2)       29.57%           $.05         1/2/2013
Bernardich, III

                             11,250 (3)        .15%            $.03        3/13/2013


                              4,545 (4)        .06%            $.22        9/29/2013
---------------------- ---------------- -------------- --------------- -------------

Michael Ambler            2,103,350 (2)      28.34%            $.05         1/2/2013


                             11,250 (3)        .15%            $.03        3/13/2013


                              4,545 (4)        .06%            $.22        9/29/2013
---------------------- ---------------- -------------- --------------- -------------

Douglas Bauer             2,103,350 (2)      28.34%            $.05         1/2/2013


                             11,250 (3)        .15%            $.03        3/13/2013


                              4,545 (4)        .06%            $.22        9/29/2013
---------------------- ---------------- -------------- --------------- -------------



     (1) The exercise price of the stock options was based on the fair market value of the stock on the day of the grant.

     (2)  Currantly exercisable

     (3) 50% of these Options are Exersiable on March 13, 2004 and 50% of these Options are Exersiable on March 13, 2005

     (4) 50% of these Options are Exersiable on September 29, 2004 and 50% of these Options are Exersiable on September 29, 2005

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value


         The following table provides information regarding the aggregate number of options exercised during the fiscal year ended December 31, 2003 by each of the named executive officers and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2003. The common stock price at December 31, 2003 was $.32 per share.

------------------------------------------------------------------------------------------------------------------------------------
                                                               # of Securities
                                                                 Underlying                            Value of
                                                              Unexercised Options                  Unexercised In-the-
                          Shares Acquired                        at FY-End                          money Options at
                           on Exercise     Value Realized       Unexercisable      Unexercisable   FY-End Exercisable  Unexercisable

-----------------------------------------------------------------------------------------------------------------------------------

George S.  Bernardich, III     none           none              2,194,150            15,795         $ 592,421              $ 3,717
-----------------------------------------------------------------------------------------------------------------------------------

Michael Ambler                 none           none              2,103,350            15,795         $ 567,905              $ 3,717
-----------------------------------------------------------------------------------------------------------------------------------

Douglas Bauer                  none           none              2,103,350            15,795         $ 567,905              $ 3,717

-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------



Executive Employment Agreements

During the fiscal year ended December 31, 2003, the Board of Directors approved employment contracts for the executive officers; Mr. Bernardich, Mr. Ambler, and Mr. Bauer. The contracts are five years in length, commencing February 1, 2003 and expiring on January 31, 2008. The contracts provide for the following cash bonuses, options, and other benefits based on the following milestones:

----------------------- --------------------------- --------------------- ---------------------- ---------------- ------------------
Name                    Sales Volume (M)            Annual Salary         Bonus (1)               2003 SOP              Total
----------------------- --------------------------- --------------------- ---------------------- ---------------- ------------------
George Bernardich, III  < $1M                       $93,600              $42,120                  $13,572          $149,292
                        $1-$1,999,999              $104,400              $46,980                  $15,138          $166,518
                        $2-$2,999,999              $116,400              $52,380                  $16,878          $185,658
                        $3-$4,999,999              $121,200              $54,540                  $17,574          $193,314
                        $5-12,499,999              $156,000              $70,200                  $22,620          $248,820
                        $12.5-$19,999,999          $205,200              $92,340                  $29,754          $327,294
                        $20-29,999,999             $267,600             $120,420                  $38,802          $426,822
                        $30-39,999,999             $290,400             $130,680                  $42,108          $463,188
                        > $40M                     TBD                  TBD                       TBD              TBD

----------------------- --------------------------- --------------------- ---------------------- ---------------- ------------------
Michael Ambler          < $1M                        $93,600              $37,400                $13,104          $144,144
                        $1-$1,999,999               $104,400              $41,760                $14,616          $160,776
                        $2-$2,999,999               $116,400              $46,560                $16,296          $179,256
                        $3-$4,999,999               $121,200              $48,480                $16,968          $186,648
                        $5-12,499,999               $148,800              $59,520                $20,832          $229,152
                        $12.5-$19,999,999           $198,000              $79,200                $27,720          $304,920
                        $20-29,999,999              $256,800             $102,720                $35,952          $395,472
                        $30-39,999,999              $276,000             $110,400                $38,640          $425,040
                        > $40M                      TBD                   TBD                    TBD              TBD

----------------------- --------------------------- --------------------- ---------------------- ---------------- ------------------
Douglas Bauer           < $1M                        $93,600              $37,440                $13,104          $144,144
                        $1-$1,999,999               $104,400              $41,760                $14,616          $160,776
                        $2-$2,999,999               $116,400              $46,560                $16,296          $179,256
                        $3-$4,999,999               $121,200              $48,480                $16,968          $186,648
                        $5-12,499,999               $141,600              $56,640                $19,824          $218,064
                        $12.5-$19,999,999           $192,000              $76,800                $26,880          $295,680
                        $20-29,999,999              $222,000              $88,800                $31,080          $341,880
                        $30-39,999,999              $235,200              $94,080                $32,928          $362,208
                        > $40M                      TBD                   TBD                    TBD              TBD

----------------------- --------------------------- --------------------- ---------------------- ---------------- ------------------

     (1) The bonus as listed above is calculated at 40-45% of actual earned base salary for the fiscal bonus year. The actual bonus earned in a given fiscal year can be as little as $0 or as high as a multiple of 3.6 times the base bonus, based on a bonus point valuation table. The point values for calculating the bonus are determined by the component increases or decreases in the current year ended results versus the prior year ended results. Listed below are the three bonus point components and their relative weight in the bonus calculation:

         Bonus Point Components:
         40% Sales
         30% Gross Profit
         30% Net Profit

         The bonus is calculated by comparing the current year ended results versus the prior year ended results for each of the components. The increase or decrease for each component is used to determine the point value from the bonus point valuation table. The point value for each component is then multiplied against the base bonus using its relative weight. The values for each component are then added together to determine the final bonus amount for the fiscal bonus year.


2003 Stock Option Plan

The 2003 Stock Option Plan (the "Plan") was created on February 12, 2003 and filed as an Exhibit to Form S-8 on said date. The Plan is intended to attract and retain the best available personnel for positions with Powerlinx, Inc. or any of its subsidiary corporations (collectively, the "Company"), and to provide additional incentive to such employees and others to exert their maximum efforts toward the success of the Company. The above aims will be effectuated through the granting of certain stock options. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options there under. The Plan is administered by the Board of Directors of the Company.

Directors Compensation

During fiscal year 2003, Directors and Committee Members received a total of 36,000 shares of restricted common stock, valued at $1,800, as compensation for fiscal year ended 2002. Directors and Committee members did not receive compensation for the year ended December 31, 2003. However, each Director is eligible to receive 100,000 shares of restricted common stock for their 2003 services. Officers of the Company, who also serve as Directors, are not eligible for Director compensation. The stock will be issued in the first quarter of 2004. For 2004, Directors' compensation will be as follows:




Initial Appointment to Board:    25,000 shares of restricted common stock
Annual Retainer:                 100,000 shares of restricted common stock
                                 20,000 warrants, vesting 50% each year
Board Meeting Attendance:        $250 per meeting, $150 per telephone conference
Committee Meeting Attendance:    $150 per meeting, $100 per telephone conference
Committee Chairperson Retainer:  $2,000
Travel Expenses:                 To be reimbursed by the Company

During the fiscal year ending December 31, 2003 the Board of Directors served as the Compensation Committee with regard to executive compensation, in the absence of a formal committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 12, 2004 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o Powerlinx, Inc, 200 Madonna Drive Boulevard, Tierra Verde, FL 33715.

                                            Shares Beneficially Owned(1)
                                              -------------------------

Name and Address of Beneficial Owner             Number         Percent
----------------------------------------- ----------------- ------------------
George Bernardich, III (2)                     6,641,145          4.85%
Michael Amber (3)                              4,378,645          3.20%
Douglas Bauer (4)                              3,386,912          2.47%
Myles J. Gould                                 1,808,676          1.32%
Bradford M. Gould                                117,000            *
Martin A. Traber                                  50,000            *
James A. Williams                                 50,000            *
William B. Edwards                               600,000            *
Francisco Sanchez                                125,000            *


Total securities held by officers             17,157,378         12.53%
and directors as a group (9 people):

* Less than 1%

     (1)Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2004 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

     (2) Includes 2,210,745 stock options (See options table above).
     (3) Includes 2,119,145 stock options (See options table above).
     (4) Includes 2,119,145 stock options (See options table above).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2000, the Company loaned an aggregate of$512,757 to our former president and CEO, Richard McBride. The debentures were collateralized by 6.5 million shares of our common stock. The loan was repaid during the second quarter of 2001 with $235,000 cash and 353,575 shares of common stock, which were recorded, at the cost of $277,757.

On July 12, 2000, the Company loaned Richard McBride, former president and CEO, 150,000 shares of our common stock to purchase a 20% interest in Golden Springs, LLC. Golden Springs LLC is a development stage enterprise that is developing a private health spa in West Central Florida. Mr. McBride was to replace the shares shortly after the transaction, however, in addition to replacing the 150,000 shares, Mr. McBride donated the 20% interest in Golden Springs to the Company. The Company accounted for the Golden Springs LLC transaction as a capital contribution at its estimated fair value of $146,000. The Company's share of losses in the equity investment amounted to approximately $8,000 and $138,000 during the years ended December 31, 2001 and 2000, respectively. The investment is currently estimated to have no value.

On February 14, 2001, the Company entered into a Consulting and Licensing Agreement with Richard L. McBride. Mr. McBride, who was the Company's President and Director, developed and filed in his name individually, certain patents, patent applications and provisional patent applications. The Company as licensee and Mr. McBride as licensor, set forth the terms and conditions with respect to the granting of the licensing rights. Further, Mr. McBride had provided the Company with consulting services since the Company inception. As consideration for Mr. McBride's consulting services, and obtaining the licensing rights from Mr. McBride regarding the aforementioned patents, patent applications and provisional patent applications, the Company issued to Mr. McBride 1,000,000 restricted shares of the Company's common stock. The term of the consulting portion of the Agreement is until March 31, 2003. The initial term of the licensing rights is for fourteen (14) contiguous years from February 14, 2001. The Agreement supercedes any and all other agreements between the Company and Mr. McBride regarding these specific patents, patent applications and provisional patent applications. Mr. McBride died in October 2001 and the death of Mr. McBride has not and will not affect the above-described licensing arrangement.

In May 2001, Messrs. Bernardich, Bauer and Ambler purchased 3,000,000, 850,000, and 1,430,000 shares of the Company's restricted common stock through a private equity placement exempt from registration under Section 4(2)of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, and representatives for the purchase of restricted common stock at a purchase price of $0.10 per share.

As of December 31, 2001, the Company held a series of debentures receivable from the Estate of Richard L. McBride, former CEO, totaling $93,900 for various expenses paid on behalf of the estate. The debentures are currently due and bear interest at a rate of 8%.

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

As of December 31, 2002, Messrs. Bernardich, Bauer and Ambler received 887,400, 745,700 and 761,500 shares of the Company's restricted common stock in lieu of salary.

As of December 31, 2003, Messrs. Bernardich, Bauer and Ambler received 2,210,745, 2,119,145 and 2,119,145 stock options, respectively.

ITEM 13.  PRINCIPAL ACCOUNTANT FEES AND  SERVICES.

Aggregate audit fees billed by our independent accountants, which relate to our annual audit and annual filing on Form 10-KSB, our reviews and quarterly filings on Form 10-QSB, and the filing of Registration Statements, amounted to $68,050 and $138,125 for our years ended December 31, 2003 and 2002, respectively. Our independent accountants did not perform audit-related services, tax services or other services, as those services are defined in Item 9(e) of Schedule 14.

The selection of independent accountants and the approval of services performed is the responsibility of the Company's audit committee. The audit committee approves all services in advance, and does not have a pre-approval policy for such services.

Our audits, reviews and the procedures related to Registration Statements were performed by permanent employees of our independent accountants.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


EXHIBITS

Exhibit
Number           Description

3.1 Amendment to the Articles of Incorporation Increasing Authorized (Incorporated by Reference 2R, December 31, 2001, Form 10KSB/A, filed January 16, 2003)
3.2  Amendment to the Articles of Incorporation Changing Name
3.3  Certificate of Designation of Series A
3.4 Bylaws (Incorporated by Reference 2R, December 31, 2001, Form 10KSB/A, filed January 16, 2003)

10.1 Employment Agreement-George Bernardich III
10.2 Employment Agreement-Michael Ambler
10.3 Employment Agreement-Douglas Bauer

23.1 Consent of Independant Accountant

31.1 Certification by Chief Executive Officer pursuant to
     Sarbanes -Oxley Section 302.
31.2 Certification by Chief Financial Officer pursuant to
     Sarbanes -Oxley Section 302.
32.1 Certification by Chief Executive Officer pursuant to
     18 U.S. C. Section 1350
32.2 Certification by Chief Financial Officer pursuant to
     18 U.S. C. Section 1350

99.1 Code of Ethics and Business Conduct of Officers, Directors and Employees



Reports filed on Form 8-K: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) POWERLINX, INC

By  /s/ GEORGE S. BERNARDICH, III
    -----------------------------
        GEORGE S. BERNARDICH, III, President/Chief Executive Officer March 16, 2004


By  /s/ DOUGLAS BAUER
    -----------------------------
        DOUGLAS BAUER, Chief Financial Officer
        March 16, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ GEORGE S. BERNARDICH, III
    -----------------------------
        GEORGE S. BERNARDICH, III, Chairman, Director
        March 16, 2004


By  /s/ DOUGLAS BAUER
    -----------------------------
        DOUGLAS BAUER, Chief Financial Officer
        March 16, 2004


By  /s/ MYLES GOULD
    -----------------------------
        MILES GOULD, Director
        March 16, 2004


By  /s/ BRAD GOULD
    -----------------------------
        BRAD GOULD, Director
        March 16, 2004


By  /s/ MARTIN A. TRABER
    -----------------------------
        MARTIN A. TRABER, Director
        March 16, 2004


By  /s/ JAMES A. WILLIAMS
    -----------------------------
        JAMES A. WILLIAMS, Director
        March 16, 2004

By  /s/ WILLIAM B. EDWARDS
    -----------------------------
        WILLIAM B. EDWARDS, Director
        March 16, 2004


By  /s/ FRANCISCO SANCHEZ
    -----------------------------
        FRANCISCO SANCHEZ, Director
        March 16, 2004