Form 10QSB
period 2004-03-31
POWERLINX INC
filed 2004-05-17
CIK 894536

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from: ____________ to ____________

                             Commission file number:
                                   33-55254-26

                                 POWERLINX, INC.
             (exact name of registrant as specified in its charter)

                      NEVADA                          50-0006815
           (State or other jurisdiction of          (IRS Employer
            incorporation or organization)        Identification No.)

                                 POWERLINX, INC.
                              200 MADONNA BOULEVARD
                             ST.PETERSBURG, FL 33701

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

Total number of shares of Common Stock, as of May 13, 2004: 137,703,265

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

                                 POWERLINX, INC.


                                      INDEX



Part I.  FINANCIAL INFORMATION                                          Page No.


         Item 1. Financial Statements

                        Powerlinx, Inc. Condensed
                        Balance Sheets.......................................F-1

                        Powerlinx, Inc. Condensed
                        Statements of Operations (Unaudited).................F-2

                        Powerlinx, Inc.
                        Statement of Stockholders'
                        Equity (Deficit).....................................F-3

                        Powerlinx, Inc. Condensed
                        Statements of Cash Flows (Unaudited).................F-5

                        Powerlinx, Inc. Notes to
                        Condensed Financial Statements March 31,
                        2004 and 2003 (Unaudited)............................F-7

         Item 2. Management's Discussion and Analysis or Plan
                 of Operations.................................................3

         Item 3. Controls and Procedures......................................13

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................19

         Item 2. Changes in Securities and use of Proceeds....................20

         Item 3. Defaults Upon Senior Securities..............................21

         Item 4. Submission of Matters to a Vote of Security Holders..........21

         Item 5. Other Information............................................21

         Item 6. Exhibits and Reports on Form 8-K.............................21

Signatures....................................................................22

PART I.  FINANCIAL INFORMATION
                                 POWERLINX, INC.
                            CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003


                                     ASSETS
                                                                                    March 31,
                                                                                      2004       December 31,
                                                                                (Unaudited)         2003
                                                                                ------------  ---------------
Current assets:
   Cash and cash equivalents                                                    $   535,239   $     160,157
   Accounts receivable, net                                                         366,915         201,853
   Accounts receivable, officer                                                      20,000          20,000
   Inventories                                                                      555,136         557,947
   Prepaid expenses                                                                 194,892          19,079
                                                                                ------------  ---------------
     Total current assets                                                         1,672,182         959,036

Intangible assets, net                                                            1,237,358       1,213,430
Property and equipment, net                                                         319,357         325,160
     Total assets                                                               $ 3,228,897   $   2,497,626
                                                                                ============  ===============
                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $   412,545   $     557,524
   Accrued expenses                                                                 182,020         447,381
   Deferred revenue                                                                  86,600          86,600
   Litigation settlement                                                            300,000         300,000
                                                                                ------------  ---------------
     Total current liabilities                                                      981,165       1,391,505
                                                                                ------------  ---------------
Commitments and contingencies (Note 10)                                                   -               -
Stockholders' equity:
   Series A convertible preferred stock, $1.00 par value;
     authorized 10,000,000 shares; 1,825,520 shares
     issued and outstanding                                                       1,609,740               -
   Common stock, $.001 par value, authorized
     250,000,000 shares; issued (137,966,840 - 2004;
     135,837,887 - 2003) outstanding (137,493,265 -
     2004; 135,364,312 - 2003)                                                      137,967         135,837
   Additional paid-in capital                                                    16,452,995      15,834,345
   Treasury stock, at cost, 473,575 shares                                         (287,757)       (287,757)
   Unearned restricted stock compensation                                            (9,467)        (29,422)
   Stock subscription receivable                                                          -          (3,250)
   Equity units subscribed                                                                -         250,000
   Accumulated deficit                                                          (15,655,746)    (14,793,632)
                                                                                ------------  ---------------
   Total stockholders' equity                                                     2,247,732       1,106,121
     Total liabilities and stockholders' equity                                 $ 3,228,897   $   2,497,626
                                                                                ============  ===============
The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,

                                                                                      2004                2003
                                                                                -------------  -----------------
Net revenue                                                                     $    351,199         $  345,601
Cost of goods sold                                                                   214,366            262,833
                                                                                -------------  -----------------
            Gross profit                                                             136,833             82,768
                                                                                -------------  -----------------
Operating expenses:
   Salaries and wages                                                                333,736            220,825
   Professional and consulting fees                                                  169,492            140,253
   Depreciation and amortization                                                     147,932            130,318
   Research and development                                                           18,673             13,866
   Advertising and promotions                                                         24,889             30,204
   Rent and utilities                                                                 23,055             25,913
   Postage and delivery                                                               20,982             41,693
   Royalties expense                                                                  75,000             40,000
   Financing fees                                                                     68,750             10,313
   Other expenses                                                                    116,569            102,605
                                                                                -------------  -----------------
     Total operating expenses                                                        999,078            755,990
                                                                                -------------  -----------------
Loss from operations                                                                (862,245)          (673,222)

Interest income (expense), net                                                           131           (304,265)
                                                                                -------------  -----------------
Loss before income taxes                                                            (862,114)          (977,487)

Income tax (expense) benefit                                                               -                  -
                                                                                -------------  -----------------
Net loss                                                                        $   (862,114)  $       (977,487)
                                                                                =============  =================
Net loss per common share                                                       $       (.01)  $           (.02)

Weighted average common shares outstanding, basic
   and diluted                                                                   136,225,783         39,992,524

The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC.
              UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                  Unearned
                                            Common    Additional                 Restricted      Stock        Equity
                               Common       Stock      Paid-In      Treasury       Stock      Subscription     Units
                               Stock       ($.001 par) Capital       Stock      Compensation   Receivable   Subscribed
                           -------------- ---------- ------------- ----------- ---------------------------- ------------
Balances, January 1, 2004    135,837,887  $ 135,837  $ 15,834,345  $ (287,757)      $ (29,422)    $ (3,250)   $ 250,000

Net loss                               -          -             -           -               -            -            -

Issuance of stock for
 patents                         441,176        441       149,559           -               -            -            -

Issuance of stock to
 directors                       900,000        900       179,100           -               -            -            -

Issuance of stock for
 royalties                       223,897        224        74,776           -               -            -            -

Issuance of stock and
 warrants under
 Equity Unit offering            456,380        456       215,324           -               -            -     (250,000)

Sales of common stock            107,500        107          (107)          -               -        3,250            -

Adjustment                             -          2            (2)          -               -            -            -

Amortization of unearned
  restricted stock
  compensation                         -          -             -           -          19,955            -            -
                           -------------- ---------- ------------- ----------- ----------------- ----------- ------------

Balances, March 31, 2004     137,966,840  $ 137,967  $ 16,452,995  $ (287,757)       $ (9,467)         $ -          $ -
                           ============== ========== ============= =========== ================= =========== ============

The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC.
              UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (Continued)

                                           Series A
                                         Convertible
                            Accumulated   Preferred
                              Deficit       Stock          Total
                            ------------ ------------- ---------------
Balances, January 1, 2004   $ (14,793,632)        $ -     $ 1,106,121

Net loss                       (862,114)                     (862,114)

Issuance of stock for
 patents                              -                       150,000

Issuance of stock to
 directors                            -                       180,000

Issuance of stock for
 royalties                            -                        75,000

Issuance of stock and
 warrants under
 Equity Unit offering                 -     1,609,740       1,575,520

Sales of common stock                 -                         3,250

Adjustment                            -                             -

Amortization of unearned
  restricted stock
  compensation                        -             -          19,955
                            ------------ ------------- ---------------

Balances, March 31, 2004    $ (15,655,746)$ 1,609,740     $ 2,247,732
                            ============ ============= ===============

The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             ---------------------------------
                                                                                    2004             2003
                                                                             ---------------  ----------------
Cash flows from operating activities:
   Net loss                                                                  $     (862,114)  $      (977,487)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
       Depreciation                                                                  21,860            15,496
       Amortization                                                                 126,072           182,232
       Stock based compensation                                                     274,955            27,620
       Accretion of debt discount                                                         -           213,489
       Changes in operating assets and liabilities:
         Accounts receivable                                                       (165,062)           22,245
         Inventories                                                                  2,811            (2,973)
         Prepaid expenses                                                          (175,813)          (12,399)
         Accounts payable                                                          (123,979)          171,972
         Accrued expenses                                                           (25,841)           99,879
         Deferred revenue                                                                 -            80,500

Net cash flows from operating activities                                           (927,111)         (179,426)
                                                                             ---------------  ----------------
Cash flows from investing activities:
   Purchases of property and equipment                                              (16,057)           (2,400)
                                                                             ---------------  ----------------
Net cash flows from investing activities                                            (16,057)           (2,400)
                                                                             ---------------  ----------------
Cash flows from financing activities:
   Proceeds from sales of equity units                                            1,315,000                 -
   Proceeds from stock subscription receivable                                        3,250                 -
   Repayments of related party debt                                                       -          (128,655)
   Proceeds from factoring receivables                                                    -            42,000
   Proceeds from sales of common stock                                                    -             6,500
   Proceeds from convertible debentures                                                   -           258,998
                                                                             ---------------  ----------------
Net cash flows from financing activities                                          1,318,250           178,843
                                                                             ---------------  ----------------
Net change in cash and cash equivalents                                             375,082            (2,983)
Cash and cash equivalents at beginning of period                                    160,157             5,364
                                                                             ---------------  ----------------
Cash and cash equivalents at end of period                                   $      535,239   $         2,381
                                                                             ===============  ================
The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                   NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                             ---------------------------
                                                                                  2004         2003
                                                                             -------------  ------------
Conversion of vendor debt to equity units                                    $     21,000   $         -
                                                                             =============  ============
Conversion of accrued payroll to equity units                                $    239,520   $         -
                                                                             =============  ============
Conversion of equity units subscribed to equity
   units issued                                                              $    250,000   $         -
                                                                             =============  ============
Issuance of common stock for patents                                         $    150,000   $         -
                                                                             =============  ============
Conversion of convertible debentures to common stock                         $          -   $    56,000
                                                                             =============  ============
Issuance of common stock for licensing rights                                $          -   $    37,500
                                                                             =============  ============
Issuance of common stock in connection
  with distributorship agreement                                             $          -   $    25,000
                                                                             =============  ============
Issuance of common stock for financing fees                                  $          -   $    10,313
                                                                             =============  ============
Deferred finance costs funded through proceeds from
   convertible debentures                                                    $          -   $     4,500
                                                                             =============  ============
The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

1.   Basis of presentation and significant accounting policies:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements

     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Powerlinx, Inc.'s (the "Company") financial position and the results of its operations and its cash flows for the three months ended March 31, 2004 and 2003. These unaudited condensed financial statements should be read in conjunction with the Company's audited 2003 financial statements, including the notes thereto, and the other information set forth therein in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that can be expected for a full fiscal year.

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

     Stock based compensation:

     Compensation expense related to the grant of equity instruments and stock-based awards to employees are accounted for using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to 1. Basis of presentation and significant accounting policies (continued):

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

     The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                                    March 31,            March 31,
                                                                                      2004                   2003
                                                                                -----------------  -----------------
       Net loss, as reported                                                    $       (862,114)  $       (977,487)
                                                                                -----------------  -----------------
       Stock-based compensation, as reported                                    $              -   $              -
                                                                                -----------------  -----------------
       Stock-based compensation under fair value method                         $              -   $              -
                                                                                -----------------  -----------------
       Pro-forma net loss under fair value method                               $       (862,114)  $       (977,487)
                                                                                -----------------  -----------------
       Net loss per share, as reported                                          $           (.01)  $           (.02)
                                                                                -----------------  -----------------
       Pro-forma net loss per share under fair value method                     $           (.01)  $           (.02)
                                                                                -----------------  -----------------
     Concentrations:

     Accounts receivable are concentrated in the security products industry and credit losses have been within management's expectations. Although the

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

     Company serves a large and varied group of customers, one customer accounted for 39% of total

1.   Basis of presentation and significant accounting policies (continued):

     Concentrations (continued):

     revenue for the three months ended March 31, 2004 while two customers accounted for 37% of total revenue for the three months ended March 31, 2003.

     The Company's product assembly is dependent upon the operations of two primary labor suppliers, one of which is outside the United States. At March 31, 2004 and December 31, 2003 approximately $166,000 and $173,000, respectively of the Company's inventory was held off-site at these locations. If the Company should lose these suppliers of assembly servicing there could be a disruption in the operations of the Company. The Company is in the process of securing alternative sources of these services.

     Reclassifications

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.   Liquidity and management's plans:

     The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses of $862,245 and $673,222 during the three months ended March 31, 2004 and 2003, respectively. In addition, during those quarters, the Company has used cash of $927,111 and $179,426 in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has devoted significant efforts in the further development and marketing of products in its Security and DC Transportation Products Segments, which, while now showing improved revenues cannot yet be considered as sufficient to fund operations for any sustained period of time.

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

2. Liquidity and management's plans (continued):

     Additionally, during the three months ended March 31, 2004, the Company generated net cash flows of 1,318,250 from financing activities primarily through sales of equity units (see Note 8). Management is currently addressing several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

                                                                                       2004
                                                                                  -----------------
                                            Security                Marine            DC Trans
                                            Products               Products           Products              Total
      -------------------------             ----------------  ------------------  -----------------  ----------------
      Net revenue                           $       202,575   $          87,599   $         61,025   $        351,199
      Cost of sales                                 143,828              43,790   $         26,748   $        214,366
      Gross profit                          $        58,747   $          43,809   $         34,277   $        136,833
      Research and development:
           Stock-based                      $             -   $               -   $              -   $              -
           Other                            $        16,023   $               -   $          2,650   $         18,673

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


3.   Segment information (continued):

                                                                                       2003
                                            Security                Marine            DC Trans
                                            Products               Products           Products              Total
      --------------------------            ----------------  ------------------  -----------------  ----------------
      Net revenue                           $       149,878   $         137,890   $         57,833   $        345,601
      Cost of sales                                 179,713              63,610   $         19,510   $        262,833
      Gross profit                          $       (29,835)  $          74,280   $         38,323   $         82,768
      Research and development:
           Stock-based                      $         5,520   $               -   $              -   $          5,520
           Other                            $             -   $               -   $          8,346   $          8,346

4.   Factored accounts receivable:

     During the third quarter of 2002, the Company entered into an accounts receivable financing facility under which cash collections on certain eligible accounts receivable are assigned to a financial institution. Under this arrangement, eligible customers make their payments directly to the financial institution. Upon receipt of payment, the financial institution remits the balance of the factored account, less its fees, to the Company. During the three months ended March 31, 2003, the Company received aggregate proceeds of $45,000 under the factoring arrangement, related to gross factored accounts receivable of $56,000. The Company is accounting for this accounts receivable factoring arrangement as a secured borrowing pursuant to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company's assets, including accounts receivable, inventory and property and equipment secure the agreement. The related service charge is reflected in interest expense in the period that the accounts receivable are transferred. Factoring fees of approximately $2,000 were incurred during the three months ended March 31, 2003. There were only nominal factored accounts receivable outstanding as of March 31, 2003.

5.   Inventories:

     Inventories consisted of the following:

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)




                                              March 31,        December 31,
                                                2004                 2003
                                         -----------------   -----------------
   Raw materials                         $         240,450   $        323,547
   Finished goods                                  314,686            234,400
                                         -----------------   -----------------
                                         $         555,136   $        557,947
                                         =================   =================


6.   Intangible assets:

     During the three months ended March 31, 2004, the Company issued 441,176 shares of restricted common stock in conjunction with the purchase of patents. The restricted common stock issued was valued based upon the previous 20 day average closing price prior to the date of the purchase agreement. The fair value of the patents was capitalized as intangible assets and is being amortized over estimated useful lives of five years.

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

     Intangible assets consist of the following at March 31, 2004:

                                               Security             Marine               DC
                                               Products            Products             Trans               Total
                                          ------------------  ------------------  -----------------  -----------------
       Patents                            $       1,577,813   $         741,148   $              -   $      2,318,961
       Licensing rights                              37,500                   -                  -             37,500
       Software license agreement                   150,000                   -                  -            150,000
       Distributorship agreement                          -                   -             25,000             25,000
       Trademark                                     42,000                   -             42,000             84,000
       Less: accumulated
         amortization                              (898,214)           (454,889)           (25,000)        (1,378,103)
                                          ------------------  ------------------  -----------------  -----------------
                                          $         909,099   $         286,259   $         42,000   $      1,237,358
                                          ==================  ==================  =================  =================

     Estimated future amortization is as follows:

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)




         Year ending March 31,
                2005                            $         514,288
                2006                                      458,445
                2007                                       67,500
                2008                                       65,625
                2009                                       47,500
                                                ------------------
                                                $       1,153,358
                                                ==================

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)



7.   Convertible debentures:

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

                         SEAVIEW VIDEO TECHNOLOGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)




7.   Convertible debentures (continued):
                                                               Amount              Percent
                                                         -------------------   -----------------
         Discounts to face value:
           Beneficial conversion feature                 $          583,000           83.0%
           Allocation to warrants                                   117,000           18.0%
                                                         -------------------   ------------------
                                                                    700,000          100.1%

         Other interest expense:
           Amortization of debt costs                                88,000           13.0%
           Contractual interest rate                                 84,000           12.0%
                                                         $          420,600          126.0%
                                                         ===================   ==================

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

     During the three months ended March 31, 2003, $56,000 of the face value of these debentures were converted into 2,252,217 shares of common stock at a conversion price of between $0.0238 and $0.026, which approximates a 50% discount to the market price.

     Amortization of the beneficial conversion feature and debt issue costs during the three months ended March 31, 2003 amounted to $213,000 and $23,000, respectively.

     2003 Securities Purchase Agreement:

     On May 9, 2003 (Commitment Date), the Company entered into a Securities Purchase Agreement that provided for the issuance of convertible notes payable up to an aggregate face value of $440,000 and warrants to acquire up to an aggregate 1,320,000 shares of the Company's common stock. The agreement provided for the funding of the notes in five traunches, of which the first two, amounting to $260,000 with 520,000 warrants were issued on May 9, 2003 and June 3, 2003, respectively. Each traunch matures on the one-year anniversary date of issuance, assuming no conversion or prepayment. On July 1, 2003, the third traunch of the May 10, 2003

7.   Convertible debentures (continued):

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

                                                                                   Amount              Percent
                                                                             -------------------  -------------------
         Discounts to face value:
           Beneficial conversion feature                                     $          295,300            92.3%
           Allocation to warrants                                                        24,700             7.7%
                                                                             -------------------  -------------------
                                                                                        320,000           100.0%

         Other interest expense:
           Amortization of debt costs                                                    62,200            19.4%
           Contractual interest rate                                                     38,400            12.0%
                                                                             -------------------  -------------------
                                                                             $          420,600           131.4%
                                                                             ===================  ===================

     Cumulative amortization of the beneficial conversion feature and debt issue costs during the year ended December 31, 2003 for the 2002 and 2003 Securities Transactions amounted to $526,000 and $63,000, respectively.

     During 2003, $1,000,000 of the face value of these debentures was converted into 45,748,151 shares of common stock at a conversion price of between $0.015 and $.0538. The shares issued were valued in accordance with the Securities Purchase Agreement dated September 20, 2002, which approximates a 50% discount to market price.

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

     2004 Equity Unit Issuance:

     On March 31, 2004, the Company issued 228,190 units (the "equity units") for sale to accredited investors at a price of $8.00 per equity unit. Each equity unit consists of (i) 8 shares of Series A Convertible Preferred Stock; (ii) 2 shares of the Company's common stock; and (iii) three common stock purchase warrants. Each warrant is exercisable until May 15, 2006, at a price of $0.50. Proceeds from the equity unit offering were allocated first to common stock based on the market price per share on the date the offering was completed (the "measurement date"). The remaining proceeds were allocated to the Series A Convertible Preferred Stock and the common stock purchase warrants based on their relative fair values. The fair value of the preferred stock was based on the number of shares of common stock to be received upon conversion at the common stock market share price on the measurement date. The fair value of the warrants was determined using the Black-Scholes pricing model with the following inputs: exercise price of $0.50, market price of $0.19, days to expiration of 783, volatility of 193%, and an interest rate of 4%.

     2004 Common Stock Issuances:

     During the three months ended March 31, 2004, the Company issued 456,380 shares of common stock in connection with the equity unit issuance (see above).


8.   Stockholders' equity (continued):

     2004 Common Stock Issuances (continued):

     During the three months ended March 31, 2004, 107,500 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. The Company received total proceeds from the offering of $10,750 in 2003. The $3,250 stock subscription receivable was from a 2003 private placement and it was paid in full as of March 31, 2004.

     During the three months ended March 31, 2004, the Company issued 900,000 shares of restricted common stock to directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $180,000 in the aggregate.

     During the three months ended March 31, 2004, the Company issued 223,897 shares of free trading common stock to professional research and development consultants under an agreement to license certain patented technology. The common stock was valued based upon the trading market price on the date of issuance, or $75,000 which was recognized as royalties expense in connection with the issuance.

     During the three months ended March 31, 2004, the Company issued 441,176 shares of restricted common stock in conjunction with the purchase of patents. The restricted common stock issued was valued based upon the previous 20 day average closing price prior to the date of the purchase agreement. The fair value of the patents was capitalized as intangible assets and is being amortized over estimated useful lives of five years.

     Compensation expense of $19,955 and $44,747 for the three months ended March 31, 2004 and 2003, respectively, was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultants as compensation in previous years.

     2003 Transactions:

     During the three months ended March 31, 2003, 125,000 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of

8.   Stockholders' equity (continued):

     2003 Transactions (continued):

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

     During the three months ended March 31, 2003, the Company issued 206,250 shares of restricted common stock to investors for financing fees. The common stock was

8.   Stockholders' equity (continued):

     2003 Transactions (continued):

     valued based upon the trading market prices on the dates of issuance, or $10,313 in the aggregate.

     Common stock Warrants:

     During the years ended December 31, 2003 and 2002, the Company issued warrants to purchase 1,860,000 and 2,100,000 shares of common stock, respectively, in connection with the sale of the Convertible Debentures described in Note 6. The warrants have three-year terms and can be exercised at prices between $0.05 and $0.10. Warrants to purchase 960,000 shares of common stock remain outstanding as of March 31, 2004 at a weighted average exercise price of $0.05. There were no warrants exercised during the three months ended March 31, 2004.

     Options granted to employees:

     The Company granted 7,422,635 stock options to employees during the year ended December 31, 2003. Stock options have terms of 10 years and exercise prices were equal to the closing market price on the day granted. All stock options issued in 2003 were fully vested on the date of grant. There were 7,076,635 options outstanding at March 31, 2004 having a weighted average exercise price of $0.05. There were no options exercised during the three months ended March 31, 2004.

9.   Related party transaction:

     In 2001, the Company loaned $50,000 to two officers of the Company. The underlying notes do not bear interest. The officers repaid $10,000 and $20,000 during 2003 and 2002, respectively. The remainder is due in December 2004.

10.  Commitments and contingencies:

     License agreement and royalties:

     In December 2002, the Company entered into a licensing agreement with Satius, Inc. (formerly VideoCom, Inc. and Wire21 Inc.) for its powerline technologies, which are utilized in the SecureView product line. This agreement replaces the original license agreement entered into in October 1999 in its entirety. The agreement is effective through the expiration of the patents licensed in the agreement (through October

10.  Commitments and contingencies (continued):

     License agreement and royalties (continued):

     2012). The agreement obligates the Company to pay royalties equal to between $1 and $3 per unit of licensed products sold, with minimum annual royalties of between $240,000 and $480,000. Expense of $75,000 and $40,000 for the three months ended March 31, 2004 and 2003, respectively, was recognized relating to this agreement. Additionally, during 2003, the Company issued 750,000 shares of the Company's common stock in connection with this license and recorded an intangible asset for the estimated fair value of the shares ($37,500), which is being amortized over 5 years. Amortization charged to operations in relation to these licensing rights was $1,875 for the three months ended March 31, 2004 and 2003.

     Non-exclusive finder's agreements:

     The Company entered into three non-exclusive finder's agreements whereby the finders introduce potential investors to the Company. In return for these services the Company pays 5% of gross Offering proceeds received from introductions made that result in investment in the Company. As of March 31, 2004, the finders had been paid cash amounts connected with the equity unit offering. In addition, according to the agreements, the finders were to receive warrants to purchase shares of common stock equal to 5% of the gross Offering proceeds raised by the finder divided by the exercise price of the warrants. The exercise price is equal to 120% of the 5 day average prior to closing, not to exceed $0.50 per share. As of March 31, 2004 the warrants had not been issued. As a result of the equity unit offering, the Company is committed to issue warrants to purchase 305,556 shares of common stock at an exercise price of $0.225 per share.

     Service agreement:

     The Company entered into an agreement on March 1, 2004 for professional services including but not limited to investor relations and financial media relations. The agreement calls for a cash payment, issuance of equity units under the equity unit offering (see Note 7) valued at $21,000 and 50,000 shares of the Company's restricted common stock deliverable 180 days after the signing of the agreement. Term of the agreement is six months.

10.   Commitments and contingencies (continued):

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

     At the end of the Company's 2nd fiscal quarter of 2002, management had determined that the impending settlement was highly probable. Accordingly, the Company accrued for the cost of the settlement by recording a liability of $1,200,000,

10.  Commitments and contingencies (continued):

     Litigation, claims and assessment (continued):

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

     On May 2, 2003, the United States District Court of Florida, through issuance of its Order and Final Judgment, approved the settlement.

     Pro-Marketing of Texas

     The Company is a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleges breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company intends to vigorously contest the claim. As of March 31, 2004, the matter is in the preliminary stages of discovery and it is too early to determine the ultimate outcome. Accordingly, no liability, if any, that might result from the resolution of this matter has been recorded in the financial statements.

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

10.  Commitments and contingencies (continued):

     Litigation, claims and assessment (continued):

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

11.   Subsequent events:

     In April 2004, the Company agreed to rent warehouse space from May 1, 2004 through April 30, 2005 to be paid through issuance of 85,000 shares of the Company's common stock.

     On April 6, 2004, the Company issued 125,000 shares of restricted common stock to a director as compensation for services.

     On April 14, 2004, the Company executed stock purchase warrant agreements in connection with the purchase of a trademark. The warrants entitle the holders to purchase 50,000 shares of the Company's common stock at a purchase price of $0.25 per share until they expire on December 31, 2006.

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

OVERVIEW

For the quarter ended March 31, 2004, the Company was able to report its seventh consecutive quarter of comparative sales growth along with several noteworthy achievements in its quest to execute its business plan which is focused on growth, profitability, and technological innovation.

During the quarter ended March 31, 2004, the Company was able to continue to improve its balance sheet with the completion of a Convertible Preferred Offering which began in the 4th quarter of 2003. The offering in total raised $1,825,520, including warrants that would bring an additional $411,000 of capital, if exercised. The securities underlying the offering were subsequently registered on a Form SB-2 with the Securities & Exchange Commission. The registration was filed on March 30, 2004 and became effective on April 9, 2004. (See Note 10 to the financial statements). The Company has used a portion of the proceeds to reduce trade debt, build inventory in its Power-line products, hire an additional engineer for research & development, hire two new sales directors, and establish new marketing relationships. These marketing relationships include becoming a commercial member (#c10012) of the Family Motor Coach Association
(FMCA) and joining the National Truck Equipment Association (NTEA) to sell and market its PowerLinx Vision Systems (PLVS).

Net Revenue increased 2% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. It marks the 7th consecutive quarterly sales increase on a quarterly comparative basis; and for the trailing four comparable quarters net revenue has increased 49%.

Gross profit increased 65% for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. It marks the beginning of the effects of an improved cost structure generated from the Company's overseas sourcing and the strategic business alliance with China Silian Group Co., Ltd (SIC Group), of Chongqing, China. The alliance established SIC as the primary supplier of our power-line products and components and establishes a credit line for the Company to procure inventory. The Company has also begun expanding the sourcing of its products beyond China to include Hong Kong, Taiwan, and Korea. The ability to source product overseas should continue to be a major strength of the Company in an effort to improve gross profit margins in future reporting periods.

In late March, the Company's patented power-line SecureView(TM) "Camera in a light bulb" returned to the airwaves on Shop At Home Network, LLC and is expected to air on a regular basis through-out 2004. In addition, Home Shopping Network has acquired inventory with expected airings sometime in the 2nd quarter. The airings maintain Secure View's initial success in the direct television retailing arena and the exposure should provide a continuing opportunity to educate consumers on the advantages of SecureView and power-line technology in general.

The Company continued development of its new mid-ware security solution for the SOHO (Small Office Home Office) market in the quarter. This product, the PLVS Plus Pro System(TM) and PLVS Plus System(TM) will focus on the multi-camera/alarm/recording market which according to market research expects products priced lower than one thousand dollars for a 3-4 node system. This product will start at a basic system price of approximately $149.00 and will allow the customer to purchase component system devices such as baby monitors, sensors, alarms, and outdoor video cameras with recording capabilities all priced from $49.00 - $199.00. This product will be focused on two levels of application; the home DIY installation and the professionally installed systems. The professionally installed system will come with many enhanced settings, connectivity solutions, and attachment devices while the home DIY installed units will focus on the ease of installation solution. As previously reported the research and development began in July 2003 and the initial designs were accomplished in the quarter. Product sourcing, tooling, dye and prototype testing are expected to be completed in the 2nd quarter.

On January 20, 2004 the Company acquired multiple patents defining digital transmission through regular power lines and as well as twisted pair wires. This intellectual property supports the Company's digital power-line products currently being developed for both the professional and commercial security markets. Additional information regarding the Company's security products currently offered and under development can be found in the Company's Form 10-KSB for the year ended December 31, 2003 filed with the Securities & Exchange Commission on March 16, 2004.

Sales and installations of the Company's PowerLine Vision Systems (PLVS) (TM) continued throughout the quarter ended March 31, 2004. Initially, as communicated in previous filings, truck fleets including Ryder, Sysco Foods, McKenzie Tank Lines, and McLane Trucking purchased and installed test units for evaluation of performance and property loss savings. Of these fleets, Ryder and Sysco have ordered and installed additional units while the remaining fleets and new customers continue to purchase and evaluate the systems. The product is proving to be extremely reliable as there have been no failures in any Company installed systems to date and loss savings have been significant as there has not been a back-up accident reported to the Company on any vehicle with a PLVS system installed since the initial installations began in September 2003. The Company continues to distribute product through SIA Truck Bodies, Inc., a leading Ford(R) Truck Bailment Pool dealer in the Southeastern United States, who sells the PowerLine Vision Systems (PLVS) (TM) technology as an option on its truck body models and vans to Truck Dealers and its fellow National Truck Equipment Association (NTEA) members. Through the quarter ended March 31, 2004, the Company or the fleet owner has handled the installations of all PLVS systems. However, in order to meet increasing sales demand, the Company is currently in negotiations to contract with a nationwide installer to handle the majority of future PLVS installations and maintenance. The Company is also seeking preferred vendor status with several fleets.

The Company continued to market its marine products through participation in regional boat shows. However, during the quarter ended March 31, 2004, management finalized costing and manufacturing arrangements overseas for its SealiteTM and Super-mini products. With significant cost reductions achieved, management believes the products are now competitively priced for the mass retail market; the sales effort for which will begin in the second quarter.

Also during the quarter ended March 31, 2004, the Company completed the expansion of its Board of Directors with the appointment of Douglas A. McIntyre, Chairman, President & CEO of On2 Technologies, Inc. (AMEX: ONT), effective March 1, 2004.

With the infusion of working capital as discussed above, management believes the Company is in a better position to aggressively pursue the execution of its business plan. The Company will, however, continue to pursue opportunities to raise additional capital to fund expected growth.


SUBSEQUENT EVENTS

In April 2004, PowerLinx, Inc. launched a redesigned Web site at:
www.power-linx.com. The Company's recent name change from Seaview to PowerLinx, as well as its redesigned Web site, reflects on its emphasis to continually develop new powerline products for the consumer, transportation, and commercial security markets.

In April of 2004 the Company began a comprehensive collaboration with Cenuco, Inc. (CNUO, Trade) to deploy the first integrated CCTV solution utilizing the Company's power line-based video transmission technologies and camera systems, combined with Cenuco's mobile software technology to transmit live CCTV video onto cellular phones, Pocket PC devices, and remote computers. As part of this relationship, the Company has ordered 4,500 licenses of Cenuco's mobile remote video viewing software, which will be inserted into the Company's SecureView(TM) "Camera in a light bulb" systems. Distribution of this combined offering will include selected catalogs and direct response retailers.

On May 10, 2004 the Company announced that it has entered into a strategic alliance agreement with Choice Hotels International (CHH, Trade). The agreement is an annual, renewable contract, which appoints the Company as a Choice Endorsed Vendor offering the Company's high-speed internet access and connectivity to Choice Hotels' United States franchisees. The Company becomes one of only four Choice Endorsed Vendors offering these products, which have been mandated for enterprise wide deployment by the end of 2007. Choice Hotels International franchises more than 5,000 hotels, inns, all-suite hotels, and resorts open and under development in 44 countries under the Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Roadway Inn, Econo Lodge, and MainStay Suites brand names. For each property installation (average size of 70 guest rooms) the Company should generate initial revenue of approximately $11,000 per hotel. In addition, the Company and Choice Hotels International will begin cooperative efforts for the marketing, advertising, and promotion of the Company's internet access solution to their franchisees at the Choice Hotels national convention, May 12-14 in San Diego, CA.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

NET REVENUE. Net revenue increased 2% from $345,601 for the three months ended March 31, 2003 to $351,199 for the three months ended March 31, 2004. Marine product segment sales were $87,599 or 25% of total revenues for the three months ended March 31, 2004 compared to $137,890, or 40% of total revenues, for the three months ended March 31, 2003. Overall, marine product sales decreased $50,291, or 36%. Security product segment sales were $202,575 or 58% of total revenues for the three months ended March 31, 2004 compared to $149,878, or 43% of total revenues, for the three months ended March 31, 2003. Overall, security product sales increased $52,697, or 35%. DC Transportation product segment sales were $61,025, or 17% of total revenues for the three months ended March 31, 2004 compared to $57,833, or 17% of total revenues for the three months ended March 31, 2003. Overall, DC Transportation product segment sales increased $3,192 or 6%. The decrease in the marine product segment sales was due to a reduction in the number of regional boat shows at which the Company participated in the quarter ended March 31, 2004. The growth in the security products segment is due primarily to the products exposure on various home shopping channels. The revenues for the DC transportation product segment were derived primarily from initial installations on new fleet customers.


COST OF GOODS SOLD. Cost of Goods sold decreased 18% from $262,833 (including inventory write-down) for the three months ended March 31, 2003 to $214,366 for the three months ended March 31, 2004. As a percentage of net revenue, cost of goods sold decreased to 61% for the three months ended March 31, 2004 from 76% (including inventory write-down) for the three months ended March 31, 2003. Cost of goods sold for the marine products segment decreased $19,820 or 31%, from $63,610 for the three months ended March 31, 2003 to $43,790 for the same period ended in 2004. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 46% for the three months ended March 31, 2003 to 50% for same period ended in 2004. Cost of goods sold for the security products segment decreased $35,885 or 20%, from $179,713 (including inventory write-down) for the three months ended March 31, 2003 to $143,828 for the same period ended in 2004. As a percentage of revenue, cost of goods sold for the security product segment decreased from 120% (including inventory write-down) for the three months ended March 31, 2003 to 71% for same period ended in 2004. Cost of goods sold for the DC Transportation product segment increased $7,238 or 37% from $19,510 for the three months ended March 31, 2003 to $26,748 for the same period ended in 2004. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment increased from 34% for the three months ended March 31, 2003 to 44% for same period ended in 2004.

The increase in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by the product mix sold during the period. The decrease in the cost of goods sold as a percentage of net revenues for the security products segment was driven primarily by the reduction of raw material and component costs, as the Company's higher cost domestic inventory was liquidated by year ended December 31, 2003. The increase in the cost of goods sold as a percentage of net revenues for the DC Transportation product segment was due to management's decision to implement a volume discount pricing structure.

GROSS PROFIT MARGIN. Gross profits on sales for the three months ended March 31, 2004 amounted to $136,833, or 39% of net revenues, compared to $82,768(including inventory write-down), or 24% of net revenues, for the three months ended March 31, 2003. The marine products segment contributed $43,809 and $74,280 of the total gross profit for the three months ended March 31, 2004 and 2003, respectively. The security products segment contributed $58,746 and $(29,835) (including inventory write-down) of the total gross profit for the three months ended March 31, 2004 and 2003, respectively. The DC Transportation products segment contributed $34,277 and $38,323 of the total gross profit for the three months ended March 31, 2004 and 2003, respectively. The gross profit percentage for the marine products segment decreased from 54% for the three months ended March 31, 2003 to 50% for the three months ended March 31, 2004. The gross profit percentage for the security products segment increased from
(20)%(including inventory write-down)for the three months ended March 31, 2003 to 29% for the three months ended March 31, 2004. The gross profit percentage for the DC Transportation products segment decreased from 66% for the three months ended March 31, 2003 to 56% for the three months ended March 31, 2004.

The decrease in the gross profit as a percentage of net revenues for the marine products segment was driven primarily by the product mix sold during the period. The increase in the gross profit as a percentage of net revenues for the security products segment was driven primarily by the reduction of raw material and component costs, as the Company's higher cost domestic inventory was liquidated by year ended December 31, 2003. The decrease in the gross profit as a percentage of net revenues for the DC Transportation product segment was due to management's decision to implement a volume discount pricing structure.


SALARIES AND WAGES. Salaries and Wages increased 51% from $220,825 for the three months ended March 31, 2003 to $333,736 for the three months ended March 31, 2004. The increase was due to two factors. The Company hired additional sales staff effective January 1, 2004. In addition, $75,000 in non-cash stock based compensation was recorded for Board of Directors compensation. Salary and Wages is comprised of employee wages and stock compensation. During the three months ended March 31, 2004, other than the Director compensation as outlined above, there was no stock based compensation.

PROFESSIONAL FEES. Professional and consulting fees increased 21% from $140,253 for the three months ended March 31, 2003 to $169,492 for the three months ended March 31, 2004. The increase was due to fees associated with the Company's 2003 year ended audit, the hiring of a lobbying group related to the promotion of the Company's DC Transportation products, and consulting fees associated with the improvement of the Company's IT infrastructure. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. There was no non-cash stock based compensation for the three months ended March 31, 2004.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased 14% from $130,318 for the three months ended March 31, 2003 to $147,932 for the three months ended March 31, 2004. The increase is attributable to the amortization of a new software license acquired on December 31, 2003, and the acquisition of intellectual property relating to the Company's digital technology on January 20, 2004 (See discussion below). On February 14, 2001, the Company entered into a Licensing Agreement with the former Chairman, Richard McBride that provided for a license to exploit certain patented technologies owned by McBride that are associated with technologies under development in connection with both the Company's marine and security products segments. The Company exchanged 1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services. The shares were based upon quoted market prices on the date of the Agreement. The total value of the arrangement was allocated between the consulting and license in the amounts of $2,066,100 and $63,900, respectively, based upon the relative fair values of the consulting services and license. The licensing rights are being amortized over their estimated useful lives of five years. Annualized amortization of the license rights is approximately $413,000. On December 12, 2002, the Company entered into a Patent Assignment Agreement (the "2002 Agreement") with the McBride Estate that provided for release of the Estate's obligations under the 2001 agreement in return for termination of the license and assignment of the patents licensed in the 2001 agreement. In consideration of this assignment, the Company exchanged $93,856 in receivables from the Estate and 100,000 shares of restricted common stock having a value of $9,000, based upon quoted market prices on the date of the 2002 Agreement. The total value of the arrangement and the value of the licensing rights were allocated to patent costs and are being amortized over the remaining useful life assigned to these intangible assets of 5 years. On December 31, 2003, the Company signed a software license agreement with ON2 Technologies for the use of its proprietary CODEC software for enhancing the video transmission in the Company's new digital power-line products. On January 20, 2004 the Company acquired four patents relating to its new digital power-line technology (See Note 6 to the Financial Statements).

RESEARCH & DEVELOPMENT. Research and development expense increased 35% from $13,866 for the three months ended March 31, 2003, to $18,673 for the three months ended March 31, 2004. The increase was attributable to increased funding for the development of the Company's new PLVS+ consumer security system and digital security system. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security (both analog and digital) and DC Transportation product segments. For the three months ended March 31, 2004, of the total Research & Development expenditures, $16,023 or 86% was for the development of the security product segment, and $2,650 or 14% was for the development of the DC Transportation product segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years.

ADVERTISING AND PROMOTION. Advertising and promotions decreased 18% from $30,204 for the three months ended, March 31, 2003 to $24,889 for the three months ended, March 31, 2004. The decrease was due directly to a reduction in trade show attendance in both the marine and security product segments. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions. The Company expects advertising and promotions expense to increase in future financial periods.


RENT AND UTILITIES. Rent and utilities decreased 11% from $25,913 for the three months ended, March 31, 2003 to $23,055 for the three months ended, March 31, 2004. The Company leases approximately 2,600 square feet in Tierra Verde, Florida that serves as its corporate headquarters. The lease is currently on a month to month basis which began on July 1, 2003 after the original one year lease expired. The Company also leases space in Clearwater, Florida, on a month to month basis, for its distribution and warranty & repair center. The Company also began sub-leasing office space in Pleasant Hill, California to house its Research & Development staff. The sub-lease began in May of 2003, for a period of one year, with yearly extensions available. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

POSTAGE & DELIVERY EXPENSE. Postage & delivery expense decreased 50% from $41,693 for the three months ended March 31, 2003 to $20,982 for the three months ended March 31, 2004. The decrease was attributed to a reduction in expedited freight charges and an increase in the volume of product sold under FOB Clearwater, FL terms. Freight & delivery expenses include packaging supplies, postage, and freight costs associated with both administrative and distribution functions.

ROYALTIES EXPENSE. Royalties' expense increased 88% from $40,000 for the three months ended March 31, 2003 to $75,000 for the three months ended March 31, 2004. The increase is a result of a scheduled increase in minimum royalty fees associated with the Company's license agreement with Satius, Inc. Royalties expense includes royalty payments made to licensors under contractual license agreements for the use of intellectual property.

FINANCING FEES EXPENSE. Financing fees expense increased 567% from $10,313 for the three months ended March 31, 2003 to $68,750 for the three months ended March 31, 2004. The increase was attributed to commissions earned by brokers in conjunction with the Company's convertible preferred private equity offering (See Note 8 to the financial statements).

OTHER EXPENSES. Other expenses increased 14% from $102,605 for the three months ended March 31, 2003 to $116,569 for the three months ended March 31, 2004. The increase was due to two factors. First, travel expenses increased due to the additional sales staff added at the beginning of the fiscal period and management travel to China and Korea for research & development and supplier arrangements. Second, the Company incurred additional insurance premiums with the addition of a directors & officers policy acquired in November of 2003. Other expenses include travel, supplies, property taxes, insurance, bank charges, and various other expenses that are classified as miscellaneous.

LIQUIDITY & CAPITAL RESOURCES

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses of $862,200 and $673,200 during the three months ended March 31, 2004 and 2003, respectively. In addition, during those periods, the Company has used cash of $927,100 and $179,400, respectively, in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has devoted significant efforts in the further development and marketing of products in its Security Products Segment, which, while now showing improved revenues cannot yet be characterized as sufficient to fund operations for any period of time.

     The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation Products Segment products and (iii) ultimately the achievement of profitable operations. During the three months ended March 31, 2004, the Company raised $1,315,000 from the sale of convertible preferred securities. Management is currently addressing several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the three months ended March 31, 2004 the Company funded its losses from operations through the following vehicles:

     o The receipt of $1,315,000 in proceeds through a convertible preferred private equity offering exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The private placement was conducted as a "Unit Offering" with each $8.00 Unit consisting of 8 shares of Series A Convertible Preferred stock, 2 shares of restricted common stock and a warrant to purchase an additional 3 shares of common stock at $.50 per share. In addition to a 6% coupon per share, the Series A Convertible Preferred stock has a $1.00 per share value which may be converted to shares of common stock at a variable rate but not less than $.25 or 4 shares of common stock. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration was filed on March 30, 2004 and became effective on April 9, 2004 (See note 10 to the financial statements).

The Company has no material commitments for the purchase of raw materials or components. The Company issues purchase orders for these items for the purposes of fulfilling customer orders and maintaining reasonable levels of inventory.

Two integrated circuit semiconductor parts used in the manufacture of our security and DC transportation products were discontinued in late 2001. Management had subsequently learned that the assets for fabricating these semiconductor parts had been purchased by a third party from the original manufacturer, and these parts have again become available and our currently being tested by the Company. The Company currently owns in inventory an adequate supply of these parts to meet production needs for the entire 2004 fiscal year. The Company has placed orders for additional semiconductor parts from the new manufacturer to be able to meet production demand for fiscal year 2005, based on management's forecasted sales projections.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION


Item 1.   Legal Proceedings

Litigation, claims and assessment:


On October 28, 2002, the Company is a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleges breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company intends to vigorously contest the claim. As of March 31, 2004, the matter is in the preliminary stages of discovery and it is too early to determine the ultimate outcome.

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

Item 2.   Changes in Securities and Use of Proceeds.

On January 20, 2004, the Company issued 441,176 shares of restricted common stock for the acquisition of four patents solidifying the Company's digital power line technology. The transaction was based on a 20 day average closing price of the Company's common stock and was valued at $150,000 (See note 8 to the financial statements). This sale was exempt under Section 4(2) of the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. Except as otherwise noted, the investors were sophisticated investors and transfer was restricted by Powerlinx, Inc. in accordance with the requirements of the Securities Act of 1933. In addition the investors were provided with access to our Securities and Exchange Commission filings

On February 26, 2004, the Company issued 900,000 shares of restricted common stock to the members of the Board of Directors in accordance with the Board of Directors compensation resolution approved on October 15, 2003. The value of the compensation was $180,000, based on the closing market price of the Company's common stock on the date of issuance. The cost is being amortized over the life of each Board members term, which is one year. (See note 8 to the financial statements). This sale was exempt under Section 4(2) of the Securities Act of 1933.


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

(b)      Reports on Form 8-K

 ------------------------------------ --------------------------------------------------------------------
 DATE OF REPORT                       ITEM REPORTED ON
 ------------------------------------ --------------------------------------------------------------------
                                      On March 19, 2004, we concluded our series A convertible preferred
 March 24, 2004                       financing in which we issued 228,190 units consisting of (i)
                                      1,825,520 shares of series A convertible preferred stock; (ii) Class
                                      B warrants to purchase 684,570 shares of common stock; and (iii)
                                      456,380 shares of restricted common stock. We received an aggregate total of $1,825,520, which includes an aggregate of $260,520 in debt that was cancelled.

 ------------------------------------ --------------------------------------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on May 17, 2004.


                  POWERLINX, INC.




                  By: /s/ GEORGE S. BERNARDICH, III
                         ----------------------------
                          GEORGE S. BERNARDICH, III
                          Chief Executive Officer

                  By: /s/ DOUGLAS BAUER
                         ----------------------------
                          DOUGLAS BAUER
                          Chief Financial Officer