Form 10QSB
period 2004-06-30
POWERLINX INC
filed 2004-08-16
CIK 894536

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Total number of shares of Common Stock, as of August 13, 2004: 149,829,575

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

                        Powerlinx, Inc. Condensed
                        Balance Sheets.......................................F-1

                        Powerlinx, Inc. Condensed
                        Statements of Operations (Unaudited).................F-2

                        Powerlinx, Inc.
                        Statement of Stockholders'
                        Equity (Deficit).....................................F-3

                        Powerlinx, Inc. Condensed
                        Statements of Cash Flows (Unaudited).................F-5

                        Powerlinx, Inc. Notes to
                        Condensed Financial Statements June 30,
                        2004 and 2003 (Unaudited)............................F-6

         Item 2. Management's Discussion and Analysis or Plan
                 of Operations.................................................3

         Item 3. Controls and Procedures......................................19

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................20

         Item 2. Changes in Securities and use of Proceeds....................21

         Item 3. Defaults Upon Senior Securities..............................22

         Item 4. Submission of Matters to a Vote of Security Holders..........22

         Item 5. Other Information............................................22

         Item 6. Exhibits and Reports on Form 8-K.............................22

Signatures....................................................................23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                                 POWERLINX, INC.
                            CONDENSED BALANCE SHEETS
                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003


                                     ASSETS
                                                                                     June 30,
                                                                                      2004          December 31,
                                                                                   (Unaudited)         2003
                                                                                   ------------    ------------
Current assets:
   Cash and cash equivalents ...................................................   $     91,858    $    160,157
   Accounts receivable, net of allowance for doubtful accounts
     of $39,510 in 2004 and $29,510 in 2003 ....................................        411,772         201,853
   Due from related parties ....................................................         97,534          20,000
   Inventories .................................................................        488,687         557,947
   Prepaid expenses and other current assets ...................................        288,697          19,079
                                                                                   ------------    ------------

     Total current assets ......................................................      1,378,548         959,036

Intangible assets, net .........................................................      1,118,711       1,213,430
Property and equipment, net ....................................................        298,633         325,160
                                                                                   ------------    ------------
     Total assets ..............................................................   $  2,795,892    $  2,497,626
                                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................................   $    488,538    $    557,524
   Accrued liabilities .........................................................        250,788         447,381
   Notes payable, related parties ..............................................        150,000            --

   Deferred revenue ............................................................         19,092          86,600
   Litigation settlement .......................................................        300,000         300,000
                                                                                   ------------    ------------
     Total current liabilities .................................................      1,208,418       1,391,505
                                                                                   ------------    ------------

Stockholders' equity:
    Series A convertible preferred stock, $1.00 par value; authorized 10,000,000 shares; 1,825,520 shares issued
     and outstanding ...........................................................      1,609,740
   Common stock, $.001 par value, 250,000,000 shares authorized;
     issued(139,557,075 - 2004; 137,837,887 - 2003)
     outstanding ( 139,083,500 - 2004; 135,364,312 -2003) ......................        139,557         135,837
   Additional paid-in capital ..................................................     18,068,872      15,834,345
   Treasury stock, at cost, 473,575 shares .....................................       (287,757)       (287,757)
   Unearned restricted stock compensation ......................................           --           (29,422)
   Stock subscription receivable ...............................................     (1,275,000)         (3,250)
   Equity units subscribed .....................................................           --           250,000
   Accumulated deficit .........................................................    (16,667,938)    (14,793,632)
                                                                                   ------------    ------------
   Total stockholders' equity ..................................................      1,587,474       1,106,121
                                                                                   ------------    ------------
     Total liabilities and stockholders' equity ................................   $  2,795,892    $  2,497,626
                                                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                        Three Months Ended                       Six Months Ended
                                                            June 30,                                June 30,
                                               -------------------------------------  -----------------------------------
                                                      2004                2003               2004              2003
                                               -----------------  ------------------  ---------------   -----------------
Net revenue                                     $        559,713   $         275,364   $      910,913    $        620,965
Cost of goods sold                                       344,165             206,139          558,531             468,972
                                               -----------------  ------------------  ---------------   -----------------

           Gross profit                                  215,548              69,225          352,382             151,993
                                               -----------------  ------------------  ---------------   -----------------

Operating expenses:
   Salaries and wages                                    319,550             220,038          578,286             440,863
   Professional and consulting fees                      220,899             139,715          465,391             279,968
   Depreciation and amortization                         150,580             129,254          298,512             259,572
   Research and development                              158,557              22,275          177,230              56,141
   Advertising and promotions                             27,633              35,537           52,522              65,741
   Rent and utilities                                     42,647              22,454           65,702              48,367
   Provision for doubtful accounts                        10,000                   -           10,000                   -
   Postage and delivery                                   31,045              22,616           52,027              77,145
   Royalty expense                                        75,000              50,000          150,000              70,000
   Financing fees                                         55,356                   -          124,106                   -
   Litigation settlement                                      -              (16,250)               -             (16,250)
   Other expenses                                        107,156              56,580          223,725             146,349
                                               -----------------  ------------------  ---------------   -----------------

       Total operating expenses                        1,198,423             682,219        2,197,501           1,427,896
                                               -----------------  ------------------  ---------------   -----------------

Loss from operations                                    (982,875)           (612,994)      (1,845,119)         (1,275,903)

Other income (expense):
   Interest expense                                      (29,318)            (314,363)        (29,187)           (611,379)
   Other                                                       -              (26,276)              -             (43,838)

Loss before taxes                                     (1,012,193)           (953,633)      (1,874,306)         (1,931,120)

Income tax expense                                             -                   -                -                   -
                                               -----------------  ------------------  ---------------   -----------------

Net loss                                        $     (1,012,193)  $        (953,633)  $   (1,874,306)   $     (1,931,120)
                                               =================  ==================  ===============   =================

Basic and diluted net loss per
   common share                                             (.01)               (.02)            (.01)               (.04)

Basic and diluted weighted
   average shares outstanding                        138,460,754          59,218,892      137,343,268          49,750,394

   The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          Unearned
                                                    Common    Additional                 Restricted
                                       Common       Stock      Paid-In      Treasury       Stock
                                       Stock     ($.001 par)   Capital       Stock      Compensation
                                   -------------- ---------- ------------- ----------- --------------
Balances, January  1, 2004           135,837,887  $ 135,837  $ 15,834,345  $ (287,757) $      (29,422)

Net loss                                       -          -             -           -               -

Stock subscriptions receivable                                  1,275,000

Issuance of stock for patents            441,176        441       149,559           -               -

Issuance of warrants for trademarks                                 9,925

Issuance of stock to consultant        1,182,000      1,182       223,398

Issuance of stock to directors         1,025,000      1,025       203,975           -               -

Issuance of stock for royalties          223,897        224        74,776           -               -

Issuance of stock for liabilities        158,235        158        29,057

Issuance of stock and warrants
  under Equity Unit offering             456,380        456       269,071           -               -

Sales of common stock                    232,500        232          (232)          -               -

Adjustment                                     -          2            (2)          -               -

Amortization of unearned
  restricted stock compensation                -          -             -           -          29,422
                                   -------------- ---------- ------------- ----------- ---------------

Balances, June 30, 2004              139,557,075  $ 139,557  $ 18,068,872  $ (287,757) $            -
                                   ============== ========== ============= =========== ===============

   The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) continued;


                                                                              Series A
                                      Stock        Equity                   Convertible
                                   Subscription     Units     Accumulated    Preferred
                                    Receivable   Subscribed     Deficit        Stock          Total
                                  -------------- ------------ ------------- ------------- --------------
Balances, January  1, 2004         $     (3,250)  $  250,000  $(14,793,632) $          -   $   1,106,121

Net loss                                      -            -    (1,874,306)                   (1,874,306)

Stock subscriptions receivable       (1,275,000)                                                       -

Issuance of stock for patents                 -            -             -                       150,000

Issuance of warrants for trademarks                                                                9,925

Issuance of stock to consultant                                                                  224,580

Issuance of stock to directors                -            -             -                       205,000

Issuance of stock for royalties               -            -             -                        75,000

Issuance of stock for liabilities                                                                 29,215

Issuance of stock and warrants
  under Equity Unit offering                  -     (250,000)            -     1,609,740       1,629,267

Sales of common stock                     3,250            -             -                         3,250

Adjustment                                    -            -             -                             -

Amortization of unearned
  restricted stock compensation               -            -             -             -          29,422
                                   ------------- ------------ ------------- ------------- ---------------

Balances, June 30, 2004            $ (1,275,000)  $        -  $(16,667,938) $  1,609,740   $   1,587,474
                                   ============= ============ ============= ============= ===============

   The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                            2004            2003
                                                         -----------    -----------
Cash flows from operating activities:
   Net loss ..........................................   $(1,874,306)   $(1,931,120)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
       Depreciation ..................................        43,868         31,178
       Amortization ..................................       254,644        281,959
       Accretion of debt discount ....................          --
                                                                            462,928
       Stock-based compensation expenses .............       587,749        170,997
       Changes in operating assets and liabilities:
         Accounts receivable trade ...................      (209,919)      (101,363)
         Due from related parties ....................       (77,534)          --
         Inventories .................................        69,260         59,838
         Prepaid expenses and other current assets ...      (269,618)         3,105
         Accounts payable ............................       (18,771)       129,105
         Accrued liabilities .........................        42,927        256,267
         Deferred revenue ............................       (67,508)       110,500
                                                         -----------    -----------

Net cash flows from operating activities .............    (1,519,208)      (526,606)
                                                         -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment ...............       (17,341)        (9,137)
                                                         -----------    -----------

Net cash flows from investing activities .............       (17,341)        (9,137)
                                                         -----------    -----------

Cash flows from financing activities:
   Proceeds from sale of equity units ................     1,315,000           --
   Proceeds from stock subscription receivable .......         3,250           --
   Proceeds from sales of common stock & warrants ....                       91,500
   Proceeds from convertible debentures ..............                      471,824
   Repayments of related debt ........................                      (98,655)
   Proceeds from factoring receivables ...............                       75,000
   Purchase of treasury stock ........................                      (10,000)
   Proceeds from notes payable- related parties ......       150,000
   Proceeds of notes payable .........................                       37,000
   Repayments of notes Payable .......................                      (30,000)
                                                         -----------    -----------

Net cash flows from financing activities .............     1,468,250        536,669
                                                         -----------    -----------

Net change in cash and cash equivalents ..............       (68,299)           926
Cash and cash equivalents at beginning of year .......       160,157          5,364
                                                         -----------    -----------

Cash and cash equivalents at end of period ...........   $    91,858    $     6,290
                                                         ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)
                   NONCASH INVESTING AND FINANCING ACTIVITIES



                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Conversion of vendor debt to equity units                                    $          50,215   $               -
                                                                             ==================  ==================

Conversion of accrued payroll to equity units                                $         239,520   $               -
                                                                             ==================  ==================

Conversion of equity units subscribed to equity
   units issued                                                              $         250,000   $               -
                                                                             ==================  ==================

Issuance of common stock for patents                                         $         150,000   $               -
                                                                             ==================  ==================

Issuance of warrants for trademark                                           $           9,925   $               -
                                                                             ==================  ==================

Conversion of convertible debentures to common stock                         $               -   $         134,000
                                                                             ==================  ==================

Issuance of common stock for licensing rights                                $               -   $          37,500
                                                                             ==================  ==================

Issuance of common stock in connection
  with distributorship agreement                                             $               -   $          25,000
                                                                             ==================  ==================

Issuance of common stock for financing fees                                  $               -   $          28,000
                                                                             ==================  ==================

Deferred finance costs funded through proceeds from
   convertible debentures                                                    $               -   $          47,500
                                                                             ==================  ==================

Conversion of accounts payable into common shares                            $               -   $             600
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003



1.   Basis of presentation and significant accounting policies:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements

     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Powerlinx, Inc.'s (the "Company") financial position and the results of its operations and its cash flows for the six months ended June 30, 2004 and 2003. These unaudited condensed financial statements should be read in conjunction with the Company's audited 2003 financial statements, including the notes thereto, and the other information set forth therein in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Operating results for the six month period ended June 30, 2004, are not necessarily indicative of the results that can be expected for a full fiscal year.

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

     Stock based compensation:

     Compensation expense related to the grant of equity instruments and stock-based awards to employees are accounted for using the intrinsic method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003



1.   Basis of presentation and significant accounting policies (continued):

     Stock based compensation (continued):

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

     The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                                    June 30,            June 30,
                                                                                     2004                2003
                                                                                -----------------  ------------------
       Net loss, as reported                                                    $     (1,874,306)  $      (1,931,120)
                                                                                =================  ==================
       Stock-based compensation, as reported                                    $              -   $               -
                                                                                =================  ==================
       Stock-based compensation under fair value method                         $              -   $               -
                                                                                =================  ==================
       Pro-forma net loss under fair value method                               $     (1,874,306)  $      (1,931,120)
                                                                                =================  ==================

       Net loss per share, as reported                                          $           (.01)  $            (.04)
                                                                                =================  ==================
       Pro-forma net loss per share under fair value method                     $           (.01)  $            (.04)
                                                                                =================  ==================

     Concentrations:

     Accounts receivable are concentrated in the security products industry and credit losses have been within management's expectations. Although the Company serves a large and varied group of customers, three customers accounted for 44% of total revenue for the six months ended June 30, 2004, while two customers accounted for 32% of total revenue for the six months ended June 30, 2003.

     The Company's product assembly is dependent upon the operations of two primary labor suppliers, one of which is outside the United States. At June 30, 2004 and

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003




1.   Basis of presentation and significant accounting policies (continued):

     Concentrations (continued):

     December 31, 2003 approximately $69,000 and $81,000, respectively of the Company's inventory was held off-site at these locations. If the Company should lose these suppliers of assembly servicing there could be a disruption in the operations of the Company. The Company is in the process of securing alternative sources of these services.

     Reclassifications

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2. Liquidity and management's plans:

     The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses of $1,874,306 and $1,931,120 during the six months ended June 30, 2004 and 2003, respectively. In addition, during those quarters, the Company has used cash of $1,519,208 and $526,606 in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

     Additionally, during the six months ended June 30, 2004, the Company generated net cash flows of 1,468,250 from financing activities primarily through sales of equity units (see Note 9). Management is currently addressing several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


3.   Segment information:

     Since June 30, 2003, the Company has operated in three identifiable industry segments. The Company introduced the Hotel/MDU Connectivity
     Products Segment in the second quarter of 2004. The Company's Marine Products Segment is engaged in the sale of underwater video cameras, lights and accessories, principally to retail sporting goods businesses throughout the United States. The Company's Security Products Segment is engaged in the development and sale of video security systems to retail, commercial and governmental entities throughout the United States. The Company's DC Transportation Products Segment is engaged in the development and sale of powerline rear and side vision systems for all classes of vehicles in the transportation industry to distributors and original equipment manufacturers throughout the United States. The Company's Hotel/MDU Connectivity Products Segment is engaged in the marketing and installation of broadband Internet connectivity equipment in hotels, business campuses and other business infrastructure. There are no significant concentrations of revenue with any one customer. The Company's facilities and other assets are, generally, not distinguished among the identifiable segments. Other financial information about the Company's segments for the six months ended June 30, 2004 and 2003 is as follows:

                                                                 2004
                                                                              Hotel/MDU
                                   Security          Marine     DC Trans    Connectivity
                                   Products         Products    Products      Products       Total
Net revenue                        $ 408,545       $ 139,703    $ 237,293     $ 125,371    $ 910,913
Cost of sales                      $ 299,179       $  70,074    $ 106,946     $  82,332    $ 558,531
Gross profit                       $ 109,366       $  69,629    $ 130,347     $  43,039    $ 352,382
Research and development:
         Stock based               $  49,084       $       -    $       -     $  24,985    $  74,069


         Other                     $  95,661       $       -    $   7,500     $       -    $ 103,161


                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003




3.   Segment information (continued):


                                                                 2003
                                                                              Hotel/MDU
                                   Security          Marine     DC Trans    Connectivity
                                   Products         Products    Products      Products       Total
Net revenue                        $ 262,439       $ 208,062    $ 150,464     $       -    $ 620,965
Cost of sales                      $ 310,808       $  97,785    $  60,379     $       -    $ 468,972
Gross profit                       $ (48,369)      $ 110,277    $  90,085     $       -    $ 151,993
Research and development:
         Stock based               $  20,000       $       -    $   5,520     $       -    $  25,520
         Other                     $  14,220       $       -    $  16,401     $       -    $  56,141

4.   Factored accounts receivable:

     During the third quarter of 2002, the Company entered into an accounts receivable financing facility under which cash collections on certain eligible accounts receivable are assigned to a financial institution. Under this arrangement, eligible customers make their payments directly to the financial institution. Upon receipt of payment, the financial institution remits the balance of the factored account, less its fees, to the Company. During the six months ended June 30, 2003, the Company received aggregate proceeds of $45,000 under the factoring arrangement, related to gross factored accounts receivable of $56,000. The Company is accounting for this accounts receivable factoring arrangement as a secured borrowing pursuant to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company's assets, including accounts receivable, inventory and property and equipment secure the agreement. The related service charge is reflected in interest expense in the period that the accounts receivable are transferred. Factoring fees of approximately $2,000 were incurred during the six months ended June 30, 2003. There were only nominal factored accounts receivable outstanding as of June 30, 2003.

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


5.   Inventories:

     Inventories consisted of the following:

                                                          June 30,         December 31,
                                                           2004                2003
                                                     -----------------   -----------------
           Raw materials                             $         114,280   $         323,547
           Finished goods                                      374,407             234,400
                                                     -----------------   -----------------
                                                     $         488,687   $         557,947
                                                     =================   =================

6.   Intangible assets:

     During the six months ended June 30, 2004, the Company issued 441,176 shares of restricted common stock in conjunction with the purchase of patents. The restricted common stock issued was valued based upon the previous 20 day average closing price prior to the date of the purchase agreement. The fair value of the patents was capitalized as intangible assets and is being amortized over estimated useful lives of five years.

     During the six months ended June 30, 2003, the Company issued 750,000 and 500,000 shares of restricted common stock in conjunction with a licensing agreement and a distributorship agreement, respectively. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $37,500 and $25,000, respectively, in the aggregate. The fair value of the licensing rights and the distributorship agreement were capitalized as intangible assets and are being amortized over their estimated useful lives of five years.

     The  Company  recorded   amortization  expense  of  $235,894  and  $18,750,
     respectively, in connection with patents and licensing rights for the six months ended June 30, 2004.

     Intangible assets consist of the following at June 30, 2004:

                                                                             DC            Hotel/MDU
                                       Security           Marine       Transportation    Connectivity     Total
Patents                               $ 1,577,813        $ 741,148         $       -      $    -      $ 2,318,961
Licensing rights                           37,500                -                 -           -           37,500
Software license agreement                150,000                -                 -           -          150,000
Trademark                                  46,963                -            46,962           -           93,925
Less accumulated
     amortization                        (988,618)        (493,057)                -           -       (1,481,675)
                                        ---------        ---------                                     -----------
                                      $   823,658        $ 248,091         $  46,962      $    -      $ 1,118,711

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

6.   Intangible assets (continued):

     Estimated future amortization is as follows:


         Year ending June 30,
                        2005                                 $         514,288
                        2006                                           346,748
                        2007                                            67,500
                        2008                                            63,750
                        2009                                            32,500
                                                             -----------------
                                                             $       1,024,786



7.   Notes Payable, related parties:

     During the six months ended June 30, 2004, the Company borrowed $150,000 in the form of three $50,000 short-term notes payable from members of the Company's Board of Directors and their immediate families. The notes are due 45 days from the date of issuance and are non-interest bearing. As of June 30, 2004, the full $150,000 remained outstanding.


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

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003




8.   Convertible debentures (continued):

     2002 Securities Purchase Agreement (continued):
                                                                                   Amount              Percent
                                                                             ------------------  ------------------
         Discounts to face value:
           Beneficial conversion feature                                     $          583,000               83.0%
           Allocation to warrants                                                       117,000               18.0%
                                                                             ------------------  ------------------
                                                                                        700,000              100.1%

         Other interest expense:
           Amortization of debt costs                                                    88,000               13.0%
           Contractual interest rate                                                     84,000               12.0%
                                                                             ------------------  ------------------
                                                                             $          420,600              126.0%
                                                                             ==================  ==================

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

     During the six months ended June 30, 2003, $210,000 of the face value of these debentures was converted into 11,639,027 shares of common stock at a conversion price of between $0.015 and $0.026. The shares issued were valued in accordance with the Securities Purchase Agreement dated September 20, 2002, which approximates a 50% discount to market price.

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

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


8.   Convertible debentures (continued):

     2003 Securities Purchase Agreement (continued):

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

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

8.   Convertible debentures (continued):

     2003 Securities Purchase Agreement (continued):

                                                                                   Amount              Percent
                                                                             ------------------  ------------------
         Discounts to face value:
           Beneficial conversion feature                                     $          295,300               92.3%
           Allocation to warrants                                                        24,700                7.7%
                                                                             ------------------  ------------------
                                                                                        320,000              100.0%

         Other interest expense:
           Amortization of debt costs                                                    62,200               19.4%

           Contractual interest rate                                                     38,400               12.0%
                                                                             ------------------  ------------------
                                                                             $          420,600              131.4%
                                                                             ==================  ==================

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

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


9.   Stockholders' equity (continued):

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

     2004 Common Stock Issuances:

     During the six months ended June 30, 2004, the Company issued 456,380 shares of common stock in connection with the equity unit issuance (see above).

     During the six months ended June 30, 2004, 232,500 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. The Company received total proceeds from the offering of $23,250 in 2003. The $3,250 stock subscription receivable was from a 2003 private placement and it was paid in full as of June 30, 2004.

     During the six months ended June 30, 2004, the Company issued 1,025,000 shares of restricted common stock to directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $205,000 in the aggregate.

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

9.   Stockholders' equity (continued):

     2004 Common Stock Issuances (continued):

     During the six months ended June 30, 2004, the Company issued 932,000 shares of free trading common stock to professional research and development consultants relating to the development of the Company's security and hotel/MDU connectivity products. The common stock was valued based upon the closing market price on the date of issuance, or $177,080. $58,235 was recognized as Research & Development expense during the period while the remaining $118,845 is being amortized over the lives of the various agreements.

     During the six months ended June 30, 2004, the Company issued 250,000 shares of restricted common stock to TSK Design Group, LLC for development and design services relating to the Company's security products. The common stock was valued based upon the closing market price on the date of issuance, or $47,500. $15,834 was recognized as Research & Development expense during the period while the remaining $31,666 is being amortized over the remaining life of the six month project.

     During the six months ended June 30, 2004, the Company issued 223,897 shares of free trading common stock to professional research and development consultants under an agreement to license certain patented technology. The common stock was valued based upon the trading market price on the date of issuance, or $75,000 which was recognized as royalties' expense in connection with the issuance.


     During the six months ended June 30, 2004, the Company issued 441,176 shares of restricted common stock in conjunction with the purchase of patents. The restricted common stock issued was valued based upon the previous 20 day average closing price prior to the date of the purchase agreement. The fair value of the patents was capitalized as intangible assets and is being amortized over estimated useful lives of five years.

     During the six months ended June 30, 2004, the Company issued 73,235 shares of restricted common stock for the conversion of $13,915 of liabilities; and 85,000 shares of restricted common stock, valued at $15,300, for the pre-payment of one years rent, commencing May 15, 2004, for the warehouse space the Company occupies for its distribution center. The restricted common stock issued was valued based upon the closing market price of the Company's common stock on the date of issuance.

     Compensation expense of $29,422 and $71,577 for the six months ended June 30, 2004 and 2003, respectively, was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultants as compensation in previous years.

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

9.   Stockholders' equity (continued):

     2004 Common Stock Issuances (continued):

     On June 30, 2004, the Company signed and agreement for a $1.275 million private placement to certain institutional investors for 10 million shares of restricted common stock, together with 1.5 million warrants to acquire additional shares of common stock, and registration rights. The stock was priced at $.1275 per share, and the warrants were priced at $.50 per share and expire on June 30, 2009.

     2003 Transactions:

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


     During the six months ended June 30, 2003, the Company issued 1,899,000 shares of free trading common stock to professional research and development consultants as compensation for consulting services and royalties. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $82,920 in the aggregate. Additionally, $71,577 of compensation expense was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultants as compensation in previous years.

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

9.   Stockholders' equity (continued):

     2003 Transactions (continued):

     During the six months ended June 30, 2003, the Company issued 750,000 and 500,000 shares of restricted common stock in conjunction with a licensing agreement and a distributorship agreement, respectively. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $37,500 and $25,000, respectively, in the aggregate. The fair value of the licensing rights and the distributorship agreement were capitalized as intangible assets and are being amortized over their estimated useful lives of five years. The Company recorded amortization expense of $1,875 and $1,250, respectively, in connection with these licensing rights and the distributorship agreement for the six months ended June 30, 2003.

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

          Total stock-based compensation cost recognized for the six months ended June 30, 2004 and 2003 is as follows:

                                              2004                   2003
                                          ------------            ------------
     Employee and directors                  $ 205,000              $    2,100
     Consultants                               224,580                  47,320
     Royalties                                  75,000                  50,000
     Financing fees                             53,745                       -
     Unearned Stock Compensation                29,422                  71,577
                                          ------------             ------------
                                             $ 587,749                $170,997
                                          ============             ============

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

9.   Stockholders' equity (continued):

     Common stock Warrants:

     During the period ended June 30, 2004, the Company issued warrants to purchase 50,000 shares of common stock, in conjunction with the purchase of the Powerlinx trademark. The warrants have a three year term and have an exercise price of $.20 per share.

     During the period ended June 30, 2004, the Company issued warrants to purchase 200,000 shares of common stock in conjunction with a research and development agreement. The warrants have a ten year term and have an exercise price of $.20 per share.

     During the years  ended  December  31, 2003 and 2002,  the  Company  issued warrants to purchase 1,860,000 and 2,100,000 shares of common stock, respectively, in connection with the sale of the Convertible Debentures described in Note 8. The warrants have three-year terms and can be exercised at prices between $0.05 and $0.10. Warrants to purchase 960,000 shares of common stock remain outstanding as of June 30, 2004 at a weighted average exercise price of $0.05. There were no warrants exercised during the six months ended June 30, 2004.

     Options granted to employees:

     The Company granted 7,422,635 stock options to employees during the year ended December 31, 2003. Stock options have terms of 10 years and exercise prices were equal to the closing market price on the day granted. All stock options issued in 2003 were fully vested on the date of grant. There were 7,076,635 options outstanding at June 30, 2004 having a weighted average exercise price of $0.05. There were no options exercised during the six months ended June 30, 2004.

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


10.  Due from related parties:

     Included in the amount is $20,000 in non-interest bearing notes from loans made to officers of the Company in 2001. The original amount of the loans were $50,000, of which, $10,000 and $20,000 were repaid during 2003 and 2002 respectively. The remainder is due in December 2004. The remaining amounts are advances made to employees and are scheduled to be repaid by the end of fiscal year 2004.

11. Commitments and contingencies:

     License agreement and royalties:

     In December 2002, the Company entered into a licensing agreement with Satius, Inc. (formerly VideoCom, Inc. and Wire21 Inc.) for its powerline technologies, which are utilized in the SecureView product line. This agreement replaces the original license agreement entered into in October 1999 in its entirety. The agreement is effective through the expiration of the patents licensed in the agreement (through October 2012). The agreement obligates the Company to pay royalties equal to between $1 and $3 per unit of licensed products sold, with minimum annual royalties of between $240,000 and $480,000. Expense of $75,000 and $40,000 for the six months ended

     June 30, 2004 and 2003, respectively was recognized relating to this agreement. Additionally, during 2003, the Company issued 750,000 shares of the Company's common stock in connection with this license and recorded an intangible asset for the estimated fair value of the shares ($37,500), which is being amortized over 5 years. Amortization charged to operations in relation to these licensing rights was $1,875 for the six months ended June 30, 2004 and 2003.

     On May 4, 2004, the Company signed an exclusive and irrevocable license agreement with TSK Design Group, LLC, in which it has no equity ownership interest, for the joint development of intellectual property to be used in the Company's future powerline products.

     Non-exclusive finder's agreements:

     The Company entered into three non-exclusive finder's agreements whereby the finders introduce potential investors to the Company. In return for these services the Company pays 5% of gross Offering proceeds received from introductions made that result in investment in the Company. As of June 30, 2004, the finders had been paid cash amounts connected with the equity unit offering. In addition, according to the agreements, the finders were to receive warrants to purchase shares of common stock equal to 5% of the gross Offering proceeds raised by the finder divided by the exercise price of the warrants. The exercise price is equal to 120% of the 5 day average prior to closing, not to exceed $0.50 per share. As of June 30, 2004, the Company had issued, to the finders, warrants to purchase 305,556 shares of common stock at an exercise price of $0.225 per share. The warrants were valued at $53,747 and were recorded as an expense as of June 30, 2004.

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


11.  Commitments and contingencies (continued):

     Service agreement:

     The Company entered into an agreement on March 1, 2004 for professional services including but not limited to investor relations and financial media relations. The agreement calls for a cash payment, issuance of equity units under the equity unit offering (see Note 9) valued at $21,000 and 50,000 shares of the Company's restricted common stock deliverable 180 days after the signing of the agreement. Term of the agreement is six months.

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

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

11.  Commitments and contingencies (continued):

     Litigation, claims and assessment (continued):

     During the 2nd and 3rd quarters of 2002, the Company and the plaintiffs' counsel agreed to prepare and execute a definitive Stipulation of Settlement and jointly seek preliminary and final Court approval. The Settlement would be conditional upon receiving final judicial approval of the Stipulation, among other things.

     At the end of the Company's 2nd fiscal quarter of 2002, management had determined that the impending settlement was highly probable. Accordingly, the Company accrued for the cost of the settlement by recording a liability of $1,200,000, this was equal to the current fair market value of the settlement shares at June 30, 2002, plus an estimated amount for expenses. On December 17, 2002, the Joint Motion for Preliminary Approval of Settlement and the Amended Stipulation of Settlement was filed with the United States District Court of Florida, and approved by the residing justice. There were no significant amendments to the nature or terms of the Stipulation as outlined above. The actual liability, based on the value of the Company's stock as December 17, 2002, was $300,000 plus an estimated $125,000 in legal fees. The Company recorded its revised estimate of the liability in the fourth quarter and has disclosed this 2002 fourth quarter adjustment in the financial statements.


     On May 2, 2003, the United States District Court of Florida, through issuance of its Order and Final Judgment, approved the settlement.

     Pro-Marketing of Texas

     The Company is a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleges breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company intends to vigorously contest the claim. As of June 30, 2004, the matter is in the stage of discovery and it is too early to determine the ultimate outcome. Accordingly, no liability, if any, that might result from the resolution of this matter has been recorded in the financial statements.

                                 POWERLINX, INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


11.  Commitments and contingencies (continued):

     Litigation, claims and assessment (continued):

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

OVERVIEW

For the three months ended June 30, 2004, the Company was able to report its eighth consecutive quarter of comparative sales growth along with several noteworthy achievements in its quest to execute its business plan which is focused on growth, profitability, and technological innovation.

Net Revenue increased 103% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. It marks the 8th consecutive quarterly sales increase on a quarterly comparative basis; and for the trailing four comparable quarters net revenue has increased 59%.

Gross profit increased 211% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. It continues the effects of an improved cost structure generated from the Company's overseas sourcing. The Company has continued expanding the sourcing of its products beyond China to include Hong Kong, Taiwan, and Korea. The ability to source product overseas should continue to be a major strength of the Company in an effort to improve gross profit margins in future reporting periods.

The Company's patented power-line SecureView(TM) "Camera in a light bulb" continues to be the primary product sold in the consumer market of our security segment. The product is aired on a regular basis on Shop At Home Network, LLC and Home Shopping Network. The airings maintain Secure View's initial success in the direct television retailing arena and the exposure should provide a continuing opportunity to educate consumers on the advantages of SecureView and power-line technology in general. In addition, SecureView continues to be sold via Internet and catalog retailers. In April 2004, the Company announced a comprehensive collaboration with Cenuco, Inc. of Boca Raton, Fla., to deploy the first integrated CCTV solution utilizing PowerLinx power line video transmission technologies and camera systems, combined with Cenuco's mobile software technology to transmit live CCTV video onto cellular phones, Pocket PC devices, and remote computers. With an estimated annual $39 billion global security and CCTV market, the PowerLinx and Cenuco combined offerings will be available for the residential, small to large enterprise, and Homeland Security/Government sectors. As part of this relationship, PowerLinx ordered 4,500 licenses of Cenuco's mobile remote video viewing software, which are inserted into the PowerLinx SecureView(TM) "Camera in a light bulb" systems. Distribution of this combined offering will include selected internet, catalog and direct response retailers. The Cenuco software package includes gateway access from anywhere in the world to view live video, unlimited off-site digital video recording (48 hour increments), and unlimited access to previously recorded video, for a monthly service fee of $19.95. PowerLinx will share in revenues derived from the monthly monitoring fees collected by Cenuco. The revenue sharing arrangement covers PowerLinx-Cenuco bundled products sold by either PowerLinx or Cenuco in their respective market segments.

The Company continued development of its new mid-ware security solution for the SOHO (Small Office Home Office) market in the quarter. This product, the PLVS Plus Pro System(TM) and PLVS Plus System(TM) will focus on the multi-camera/alarm/recording market which according to market research expects products priced lower than one thousand dollars for a 3-4 node system. This product will start at a basic system price of approximately $149.00 and will allow the customer to purchase component system devices such as baby monitors, sensors, alarms, and outdoor video cameras with recording capabilities all priced from $49.00 - $199.00. This product will be focused on two levels of application; the home DIY installation and the professionally installed systems. The professionally installed system will come with many enhanced settings, connectivity solutions, and attachment devices while the home DIY installed units will focus on ease of installation. As previously reported the research and development began in July 2003 and the initial design drawings were accomplished in the 1st quarter. The final printed circuit board and software development was completed in the quarter. The product housing design and packaging design phase also began in the quarter. In addition, product sourcing, tooling, dies, and prototype testing have begun and are expected to be completed in the 3rd quarter along with initial presentations to customers for the product. Initial deliveries are expected to begin in the 4th quarter.

As previously discussed in the Company's 2003 10-KSB, the Company has successfully completed the installation and deployment of its first digital security system. This system comprises 21 total cameras, both fixed and pan-tilt-zoom (PTZ), operating over power line, twisted pair, and coaxial wiring. The monitoring-control-storage component allows the user to simultaneously view, record, and control each of the 21 cameras. The system's capacity allows storage of up to 30 days of digital recording for each camera. To move the project forward, the customer has requested that the Company collaborate with their current digital security provider to provide an interface to the hard wire digital systems currently deployed to allow for seamless installations and to eliminate the need for loss prevention personnel training on new viewing software. The software development to accomplish this specification began in the quarter. In addition, the Company continued its research and development of digital products to incorporate coding and decoding (codec) technology licensed from On2 Technologies Inc. utilizing the license agreement completed and announced in the fourth quarter of 2003.

Sales and installations of the Company's PowerLine Vision Systems (PLVS) (TM) continued to grow and gain traction throughout the quarter ended June 30, 2004. The product is proving to be extremely reliable as there have been no failures in any Company installed systems to date and loss savings have been significant as there has not been a back-up accident reported to the Company on any vehicle with a PLVS system installed since the initial installations began in September 2003. Initially, as communicated in previous filings, truck fleets including Ryder, Sysco Foods, McKenzie Tank Lines, and McLane Trucking purchased and installed test units for evaluation of performance and property loss savings. Of these fleets, Ryder and Sysco have ordered and installed additional units while the remaining fleets and new customers continue to purchase and evaluate the systems. In addition to Ryder and Sysco, the Company now has approximately 26 fleet customers who have purchased and installed systems which include McLean Trucking, US Foods, E-One, McKinsey, Integris, and Perdue. The Company also expanded selling systems in the recreational vehicle market. Forest River, Inc. has begun offering the PLVS systems as an option on two of their 2005 Class B/C models. In addition to approximately 12 dealers, the PLVS system is also being sold through the following RV wholesale distributors: Aralax (Canada), Stagparkway, WinnTron Technologies, and RadarBusters.
However, in order to meet increasing demand, the Company enlisted the services of Velociti, www.velociti.us, to serve as a nationwide installer of our PowerLine Vision Systems(TM) (PLVS) in the Transportation market segment. Since 1975, Velociti has been a market leader in Transportation and Logistics by providing mobile installation service throughout the United States. Velociti has extensive experience in the installation of transportation technology systems and solutions for large, medium and small fleets. The program to be implemented by Velociti will initially focus on PLVS installations on mid-to-large size fleets. Velociti began initial installations in late May for several fleet customers after completing the necessary installation time studies in late April. With the addition of Velociti to the PowerLinx Team, PowerLinx is now poised to accomplish scalability of sales for our PowerLine Vision Systems(TM)
(PLVS) product line. Alcalde & Fay, the Company government relations firm continues to work on the implementation of a formal study of the rear vision safety solution. The Company is also seeking preferred vendor status with several fleets along with continuing sales development with OEM's, distributors and dealers.

Also during the quarter ended June 30, 2004, the Company launched the newly redesigned Web site at www.power-linx.com. The Company's recent name change from Seaview to PowerLinx, as well as its redesigned Web site, reflects on its emphasis to continually develop new powerline products for the consumer, transportation, and commercial security markets. The Web site is very customer focused, and is expected to greatly facilitate converting visitors to customers. The Company's products are grouped into six product lines with animated illustrations to communicate more details about its products. For instance, each product line has a unique URL that appears as a separate Web site. The customer can access the product line of interest directly, without navigating to the corporate home page and layers of menus. At the same time, a visitor can navigate to any part of the Web site from any product URL. This makes it easier and faster for visitors to get the information they are looking for and purchase the product they want. The products are segmented as follows:

     o    Home Monitoring
     o    Transportation
     o    Commercial Security
     o    Home Networking
     o    Hotel Connectivity
     o    SeaView Marine

The investor or potential investor will continue to be able to access PWLX stock quotes, up-to-date Company news, and our SEC filings. In the future, we expect to provide access to our annual report and investor registration for our shareholder database and investor package requests. The architecture makes the site much more flexible allowing PowerLinx to display new products in development. The Company expects to introduce several new products and new product lines this year, and the Web site will easily integrate new products with existing products. The site will be capable of highlighting new introductions while fitting them into the overall site in a way that is very intuitive for users. The new site will add online product registration with a feature for e-mail capture, supplying PowerLinx with a direct customer care and marketing program. The Company will be able to communicate with its customers to increase customer satisfaction and to sell product line additions as well as new product lines. Additional enhancements planned for the future are expected to provide easy access and improved service for our dealers and commercial customers.

The Company launched its Hotel and Multiple Dwelling Unit business segment in May 2004 with the announcement of the strategic alliance agreement with Choice Hotels International, one of the largest hotel franchise companies in the world with more than 5,000 hotels, inns, all-suite hotels and resorts open and under development in 44 countries under the Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Rodeway Inn, Econo Lodge and MainStay Suites brand names. The launch and agreement were facilitated through the hiring of certain employees of Guest ISP LLC.

The Business: High Speed Internet Access (HSIA) & Video On Demand (VOD)delivery systems for Hotels and Multi Dwelling Units (MDU's) market.

The Company has developed and designed High Speed Internet Access (HSIA) & Video On Demand (VOD) delivery systems for the Hospitality and Multi Dwelling Units
(MDU) markets which utilize powerline communications (PLC), Cat 3 & Cat 5 ADSL, wireless along with hybrids and combinations of these technologies. The Company also expects to develop a coaxial cable application for our products later this year.

Principal Products: Hotel & MDU Segment

The Company specializes in providing the most technologically advanced and fully integrated network (HSIA) solutions for hotels and (MDU's). Power-Linx product line is as follows:

     o Powerline PLC: This system utilizes the existing electrical grid in a hotel for total high speed Internet (HSI) coverage, anywhere there is an electrical outlet you can have (HSIA). This can also be used as backbone for wireless install.
     o Cat 3 & Cat 5 ADSL: This system utilizes the existing telephone lines in a hotel or MDU and uses the two free pairs to deliver ten Mbps to each room with RJ45 connection in each room. This can also be used for the backbone for a wireless install.
     o Wireless 802.11b and 802.11g: Power-Linx can cover an entire building with wireless signals including all guest rooms, lobby, common areas, meeting rooms and administration offices. We use our ADSL or PLC technology to use existing wiring for the backbone for the wireless systems to keep our systems very affordable.

     o Hybrid Systems: We can provide wireless and hardwired solutions and can provide wireless to a hardwired connection by using our (WiFi) bridges in the rooms that pick up wireless signals and have a RJ45 connection for hard-wired connections.

     o Video On Demand (VOD): Power-Linx can provide VOD via the Internet which until required the hotels to rely on cable providers for this service. There is no expensive equipment to install. Now hotel customers can purchase and watch a movie on their laptop in their rooms. Customers can download movies on computer and watch for a twenty-four hour period. Set top boxes for in room television are expected to be available later this year.

          The Company entered into a marketing and distribution agreement with B2 Networks LLC to distribute the new B2 Digital Services Product Line. The agreement also provides the Company the ability to market and distribute the Pay-Per-View and Digital Satellite Services of Telecommunication Products, Inc. ("Telpro") who is a strategic partner and minority shareholder of B2 Networks LLC. The distribution agreement complements and enhances the product offerings of high-speed internet and connectivity to the Hotel & MDU market segment. The agreement provides for recurring revenue sharing by all participants, including the hotel & MDU property owner, on the services used and purchased by customers.

          Pursuant to the agreement, B2 Networks and Telpro will be supplying Point-to-Point Wireless Local Loop internet connectivity in each hotel room through the B2 Wireless Access Point (B2WAP) which will connect to the in-room Hotellinktv.com for laptop users and the B2 Digital TV set top box and handheld remote control for in-room television. These products allow Powerlinx to market a large variety of in-room digital services, which include making airline reservations, ordering pizza, event ticketing, and transportation services, along with delivery of Hollywood movies, sports and live events, and distinct genres of Pay-Per-View content. The Company will actively market the B2Wap service and the B2 Digital TV Broadband Set Top Television System with our complete Hotel & MDU Connectivity products later this month through our business-to-business marketing partner, Winn Technology Group, Inc. These products may be viewed at the web site: www.hotellinktv.com.

     o 24/7 Call Center and Technical Support; The Company bills each property a monthly maintenance fee on a per day per room and/or unit basis through a system service agreement. For hotel properties, Tent Cards are provided in each room with a toll free number for the guest to use. The Company also utilizes its 24/7 online monitoring system to check and maintain installed hotel/MDU systems. Franchises like Holiday Inn, Hampton and Choice Hotels have mandated that hotels maintain 24/7 support for their guests. This provides recurring revenues for the Company.
     o Internet Service Providers: The Company has negotiated agreements with these (ISP's) that provide the HSI connections to the hotels to promote their products such as DSL, cable, T1, wireless point to point and satellite. Through these agreements the Company earns a percentage of the monthly ISP charges to the hotel or MDU. This creates recurring revenue for the Company on a per installation basis. The Company is in the process of evaluating the creation of a wholly owned subsidiary to act as an agent for these ISP providers to maximize income opportunities for the Company. In addition, this would improve customer service to the property owner or management company since the Company currently provides the HSI connection specifications with a referral to several ISP providers for the hotel/MDU to negotiate and facilitate installation. Having a one-stop shop for the customer should also improve the entire sales and installation process.

The Company also expects to sell and market PowerLine Security systems which integrate into the HSI systems the Company installs as it provides a value added product to the property owners. Further, the Company expects to develop an installation network similar to that developed in our Transportation segment.

Principle Markets: Hotel & MDU Market

One of the most requested services in hotels today is (HSIA) and there are over sixty five thousand hotels and nearly 30 millons units in the MDU market in the United States plus government installations throughout the world. Over fifty percent of all travel plans will be booked online this year and over 35% of all travelers carry laptop computers. In the next five years most of these hotels will have
(HSIA) in their hotel rooms and meeting areas. Ninety two percent of travelers who use laptops base their stay on availability of (HSIA) in the rooms. The Hotel Franchises such as Hampton Inn, Holiday Inn have already mandated their hotels to have (HSIA) installed in the rooms by January 2005. The Company is a Choice Hotels Preferred Vendor, which means Choice Hotels International has certified and recommends that its franchisees do business with PowerLinx. Choice Hotels will release their mandate to their 4,400 hotels on or about August 16, 2004. Clarion, Comfort Suites, and Sleep Inns will be mandated to have (HSIA) by December 31, 2004 and Comfort Inns, Quality Inns, Quality Inns Suites and Mainstay Suites will be mandated by May 31, 2004.

The Company's principal markets are Hospitality, Multi Dwelling Units, Hospitals, Schools and Government Facilities:
     o Hospitality market is excellent because HSI is the number one amenity asked for by hotel guests. The market is also driven by competition between hotels and franchise mandates that require hotels to install systems by a certain date.
     o Multi Dwelling Units: This covers apartments, condos, and tenant housing. Many apartments do not have coax cable or a method to have HSIA to individual apartments. Half the world's population lives in apartments. PowerLinx PLC and ADSL technologies using existing wiring provide a viable economical and secure solution for this market.
     o Hospital: Hospitals are budgeting to put in Intranet systems for maintaining patient's records and more reliable operating systems in addition to providing HSIA and digital services to patient rooms.
     o Schools: As the Internet grows there is a growing demand for school systems to provide HSIA to the children their school environment. Using the existing wiring in schools is a viable, economical and secure solution.
     o Government Facilities: The Company expects to develop this market with the aid of our government relations group, Alcalde & Fay. The United States government is the largest owner of property in North America.

Distribution Methods: Hotel & MDU Segment

     o    Direct sales through a highly trained in house sales force that sells
          (HSIA) & (VOD) to hoteliers on daily basis.
     o Strategic partners such as Winn Technologies that tele-markets to hotels nationwide and set qualified appointments for the HSIA & VOD sales force. The process provides for hot leads to be directly transferred to our in house sales force.
     o Choice Hotels International provides in-house marketing that promotes PowerLinx as a preferred vendor and also transfers those leads to the Company. We are also listed at Choice.com, Primary Source and all promotional materials provided by Choice Hotels International.
     o The Company entered into a strategic alliance agreement with Choice Hotels International, one of the largest hotel franchise companies in the world with more than 5,000 hotels, inns, all-suite hotels and resorts open and under development in 44 countries under the Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Rodeway Inn, Econo Lodge and MainStay Suites brand names in May 2004.

          The PowerLinx-Choice Hotels International agreement is an annual, renewable contract which appoints PowerLinx as a Choice Endorsed Vendor offering PowerLinx's high speed internet access and connectivity to Choice Hotels' United States franchisees. PowerLinx becomes one of only four Choice Endorsed Vendors offering these products which have been mandated for enterprise wide deployment by the end of 2007. In addition, PowerLinx and Choice Hotels International began cooperative efforts for the marketing, advertising and promotion of PowerLinx's internet access solution to their franchisees prior to and through the Choice Hotels national convention, May 12-14, 2004 in San Diego, CA.
     o Outside sales partners and agents: The Company is hiring agents across the country to sell and promote its HSIA & VOD products. We are also partnering with companies that sell other products to the hotel market and have previous business relationships with hoteliers such as communication providers.

Competitive Business Conditions: Hotel & MDU Segment

The hospitality and MDU markets provide the Company a unique opportunity to create revenues through the sales and marketing of HSIA and reoccurring revenue from 24/7 technical support, VOD and ISP access to hotels and MDU's. Although there is significant competition with many companies providing HSI to the hospitality market through wireless, coax and other hardwired solutions, the Company is positioned to garner market share. Through use of the Company patented technologies, ADSL & PLC using existing wiring allows PowerLinx HSIA products to be very competitive, reliable and economical for the property owner. Also PowerLinx alliance with Choice Hotels International provides standardization for the market along with certification of the PowerLinx product line. The Company is actively soliciting and negotiating similar alliances with other hotel chains to further solidify a strong market presence and to provide stable future revenue growth for the Company.

The Company also continues to hire associates primarily in sales and engineering to support future sales growth and expanding research and development projects. The Company now employs a total of 26 employees which includes 13 employees dedicated to sales. Of these 16, 3 serve as Sales Directors while the remaining are Account Sales Executives compensated on a straight commission or draw versus commission pay plan. The Company also continues to add manufacture sales representatives. To provide the expanding sales team with qualified leads, enlisted the services of Winn Technology Group, Inc., www.winntech.net, to serve as the marketing resource to provide business-to-business marketing campaigns, inbound sales management, first level tech support service, dealer database management and competitive intelligence research. WTGI has extensive experience in fielding and processing all types of inbound response to various client marketing campaigns which includes inbound programs similar in nature to the program being launched by PowerLinx. WTGI has provided lead qualification services that included inbound response for clients such as Palm, Gartner, TruSecure, McDATA, Cisco, PeopleSoft, Siemens CN and MercuryMD. The PowerLinx program implemented by the Winn Technology Group initially focused on business-to-business marketing campaigns in our home monitoring, transportation, marine and recently launched hotel connectivity/MDU business segments. We expect to generate qualified sales leads for the sales team. WTGI will take responsibility for managing the daily sales orders to our toll-free order number, 1-800-POWERLX along with the initial contact for product tech support questions. In addition, WTGI has the ability to provide PowerLinx with extensive marketing feedback and competitive intelligence research to continually improve the process and provide maximum sales productivity.

The Company has chosen to present additional financial information regarding the Company's financial condition and results of operations. As the Company's results of operations as presented under Generally Accepted Accounting Principles (GAAP) include material non-cash expenses, the Company has provided a pro-forma statement that adds back these expenses to present a pro-forma net loss that reconciles to its GAAP presentation. Given the net losses that have been reported in current and prior reporting periods, and the Company's use of cash to support operations, the Company believes this information will be useful to current and potential investors.


                                        Three months ended June 30,                     Six months ended June 30,
                                              2004              2003                          2004              2003


Reported net loss                  $ (1,012,193)              $    (953,633)                $ (1,874,306)     $ (1,931,120)

Add:

     Depreciation                  $     22,008               $      15,682                 $     43,868            31,178
     Amortization                  $    128,572               $     114,822                 $    254,644      $    281,959


     Taxes                         $          -               $           -                 $          -      $          -

Net loss before taxes,
  depreciation & amortization      $   (861,613)              $    (823,129)                $ (1,575,794)     $ (1,617,983)


Add stock-based compensation:      $    312,792               $      72,367                 $    587,749      $    170,997

Pro forma net loss                 $   (548,821)              $    (750,762)                $   (988,045)     $ (1,446,986)
                                   =============              ==============                =============     =============

SUBSEQUENT EVENTS

In July 2004, the Company announced the completion of a $1.275M private placement to certain institutional investors of 10M shares of common stock, together with 1.5M warrants to acquire additional shares of common stock. Upon exercise these warrants would yield additional cash proceeds to the Company of approximately $750,000 in total (See note 9 to the financial statements).

In July 2004, the Company engaged Bob Circosta, a legend in Direct Response Retailing, as Spokesperson and On-Air talent for our powerline home monitoring products which include SecureView(R), the "camera in a light bulb." Direct television marketing segments have been airing on major shopping network channels since early 2003 for PowerLinx's powerline home monitoring products. Mr. Circosta's addition to this sales and distribution channel adds credibility and will help maximize continued sales growth.

In August 2004, On2 Technologies, Inc., The Duck Corporation, and the Company launched several strategic initiatives aimed at the surveillance, security, and video-on-demand (VOD) markets. All of these products will use PowerLinx's patented technology for sending audio and video over power lines, twisted pair wires, and coaxial cable in AC and DC environments on any power grid. This technology will be paired with On2's revolutionary VP6 codec and TrueCast software.


RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

NET REVENUE. Net revenue increased 47% from $620,965 for the six months ended June 30, 2003 to $910,912 for the six months ended June 30, 2004. Marine product segment sales were $139,703 or 15% of total revenues for the six months ended June 30, 2004 compared to $208,062, or 33% of total revenues, for the six months ended June 30, 2003. Overall, marine product sales decreased $68,359, or 33%. Security product segment sales were $408,545 or 45% of total revenues for the six months ended June 30, 2004 compared to $262,439, or 42% of total revenues, for the six months ended June 30, 2003. Overall, security product sales increased $146,106, or 56%. DC Transportation product segment sales were $237,293, or 26% of total revenues for the six months ended June 30, 2004 compared to $150,463, or 24% of total revenues for the six months ended June 30, 2003. Overall, DC Transportation product sales increased $86,830, or 58%. Hotel & MDU Connectivity product segment sales were $125,371, or 14% of total revenues for the six months ended June 30, 2004. The Hotel & MDU Connectivity product segment is a new segment, with initial revenues recorded during the quarter ended June 30, 2004, therefore, no comparison to prior periods can be made. The decrease in the marine product segment sales was due to a reduction in the number of regional boat shows at which the Company participated in the period ended June 30, 2004. The growth in the security products segment is due primarily to the products exposure on various home shopping channels. The revenues for the DC transportation product segment were derived primarily from initial installations on new fleet customers and new distributors.


COST OF GOODS SOLD. Cost of Goods sold increased 19% from $468,972 (including inventory write-down) for the six months ended June 30, 2003 to $558,531 for the six months ended June 30, 2004. As a percentage of net revenue, cost of goods sold decreased to 61% for the six months ended June 30, 2004 from 76% (including inventory write-down) for the six months ended June 30, 2003. Cost of goods sold for the marine products segment decreased $27,710 or 28%, from $97,784 for the six months ended June 30, 2003 to $70,074 for the same period ended in 2004. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 47% for the six months ended June 30, 2003 to 50% for same period ended in 2004. Cost of goods sold for the security products segment decreased $11,629 or 4%, from $310,808 (including inventory write-down) for the six months ended June 30, 2003 to $299,179 for the same period ended in 2004. As a percentage of revenue, cost of goods sold for the security product segment decreased from 118% (including inventory write-down) for the six months ended June 30, 2003 to 73% for same period ended in 2004. Cost of goods sold for the DC Transportation product segment increased $46,567 or 77% from $60,379 for the six months ended June 30, 2003 to $106,946 for the same period ended in 2004. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment increased from 40% for the six months ended June 30, 2003 to 45% for same period ended in 2004. Cost of goods sold for the Hotel & MDU Connectivity product segment was $82,332, and 66% as a percentage of net revenues, for the six months ended June 30, 2004. The Hotel & MDU Connectivity product segment is a new segment, with initial revenues recorded during the quarter ended June 30, 2004, therefore, no comparison to prior periods can be made.

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

GROSS PROFIT MARGIN. Gross profits on sales for the six months ended June 30, 2004 amounted to $352,382, or 39% of net revenues, compared to $468,972(including inventory write-down), or 24% of net revenues, for the six months ended June 30, 2003. The marine products segment contributed $69,629 and $110,278 of the total gross profit for the six months ended June 30, 2004 and 2003, respectively. The security products segment contributed $109,366 and $(48,369) (including inventory write-down) of the total gross profit for the six months ended June 30, 2004 and 2003, respectively. The DC Transportation product segment contributed $130,347 and $90,084 of the total gross profit for the six months ended June 30, 2004 and 2003, respectively. The Hotel & MDU Connectivity product segment contributed $43,039 of the total gross profit for the six months ended June 30, 2004. The Hotel & MDU Connectivity product segment is a new segment, with initial revenues recorded during the quarter ended June 30, 2004, therefore, no comparison to prior periods can be made. The gross profit percentage for the marine products segment decreased from 53% for the six months ended June 30, 2003 to 50% for the six months ended June 30, 2004. The gross profit percentage for the security products segment increased from
(18)%(including inventory write-down)for the six months ended June 30, 2003 to 27% for the six months ended June 30, 2004. The gross profit percentage for the DC Transportation products segment decreased from 60% for the six months ended June 30, 2003 to 55% for the six months ended June 30, 2004. The gross profit for the Hotel & MDU Connectivity product segment was 34%.

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


SALARIES AND WAGES. Salaries and Wages increased 31% from $440,863 for the six months ended June 30, 2003 to $578,286 for the six months ended June 30, 2004. The increase was due to the continued hiring of additional sales associates for the DC Transportation division and for the new Hotel & MDU Connectivity division. Salary and Wages is comprised of employee wages and stock compensation. During the six months ended June 30, 2004 there was no stock based compensation.

PROFESSIONAL FEES. Professional and consulting fees increased 66% from $279,968 for the six months ended June 30, 2003 to $465,391 for the six months ended June 30, 2004. The increase was due to fees associated with the Company's 2003 year ended audit, the hiring of a lobbying group related to the promotion of the Company's DC Transportation products, consulting fees associated with the improvement of the Company's IT infrastructure, fees for the Company's investor relations firm, attorneys fees associated with the filing of the Company's registration statement for its convertible preferred equity offering, and compensation to the Company's Board of Directors. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. During the six months ended June 30, 2004, professional fees included $160,630 of non-cash stock based compensation.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased 15% from $259,572 for the six months ended June 30, 2003 to $298,512 for the six months ended June 30, 2004. The increase is attributable to the amortization of a new software license acquired on December 31, 2003, and the acquisition of intellectual property relating to the Company's digital technology on January 20, 2004 (See discussion below). On February 14, 2001, the Company entered into a Licensing Agreement with the former Chairman, Richard McBride that provided for a license to exploit certain patented technologies owned by McBride that are associated with technologies under development in connection with both the Company's marine and security products segments. The Company exchanged 1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services. The shares were based upon quoted market prices on the date of the Agreement. The total value of the arrangement was allocated between the consulting and license in the amounts of $2,066,100 and $63,900, respectively, based upon the relative fair values of the consulting services and license. The licensing rights are being amortized over their estimated useful lives of five years. Annualized amortization of the license rights is approximately $413,000. On December 12, 2002, the Company entered into a Patent Assignment Agreement (the "2002 Agreement") with the McBride Estate that provided for release of the Estate's obligations under the 2001 agreement in return for termination of the license and assignment of the patents licensed in the 2001 agreement. In consideration of this assignment, the Company exchanged $93,856 in receivables from the Estate and 100,000 shares of restricted common stock having a value of $9,000, based upon quoted market prices on the date of the 2002 Agreement. The total value of the arrangement and the value of the licensing rights were allocated to patent costs and are being amortized over the remaining useful life assigned to these intangible assets of 5 years. On December 31, 2003, the Company signed a software license agreement with ON2 Technologies for the use of its proprietary CODEC software for enhancing the video transmission in the Company's new digital power-line products. On January 20, 2004 the Company acquired four patents relating to its new digital power-line technology (See Note 6 to the Financial Statements).

RESEARCH & DEVELOPMENT. Research and development expense increased 216% from $56,141 for the six months ended June 30, 2003, to $177,230 for the six months ended June 30, 2004. The increase was attributable to increased funding for the development of the Company's new PLVS+ consumer security system and digital security system. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of the Company's research and development costs and efforts are dedicated to the development of the security (both analog and digital), DC Transportation, and Hotel & MDU Connectivity product segments. For the six months ended June 30, 2004, of the total Research & Development expenditures, $144,745 or 82% was for development in the security product segment, $7,500 or 4% for development in the DC Transportation product segment, and $24,985, or 14% for development in the Hotel & MDU Connectivity product segment. The cost of the Company's research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years. For the six months ended June 30, 2004, research and development expense included $74,069 in non-cash based stock compensation.

ADVERTISING AND PROMOTION. Advertising and promotions decreased 20% from $65,741 for the six months ended, June 30, 2003 to $52,522 for the six months ended, June 30, 2004. The decrease was due directly to a reduction in trade show attendance in both the marine and security product segments. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions. The Company expects advertising and promotions expense to increase in future financial periods.


RENT AND UTILITIES. Rent and utilities increased 36% from $48,367 for the six months ended, June 30, 2003 to $65,702 for the six months ended, June 30, 2004. The Company leases approximately 2,600 square feet in Tierra Verde, Florida that serves as its corporate headquarters. The lease is currently on a month to month basis which began on July 1, 2003 after the original one year lease expired. The Company also leases space in Clearwater, Florida, on a month to month basis, for its distribution and warranty & repair center. On April 1, 2004 he Company signed a one year lease for office space in Pleasant Hill, California to house its Research & Development staff. On May 1, 2004, the Company signed a one year lease for office space in Myrtle Beach, South Carolina to house its sales staff for the Company's Hotels & MDU Connectivity division. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

POSTAGE & DELIVERY EXPENSE. Postage & delivery expense decreased 33% from $77,145 for the six months ended June 30, 2003 to $52,027 for the six months ended June 30, 2004. The decrease was attributed to a reduction in expedited freight charges and an increase in the volume of product sold under FOB Clearwater, FL terms. Freight & delivery expenses include packaging supplies, postage, and freight costs associated with both administrative and distribution functions.

ROYALTIES EXPENSE. Royalties' expense increased 114% from $70,000 for the six months ended June 30, 2003 to $150,000 for the six months ended June 30, 2004. The increase is a result of a scheduled increase in minimum royalty fees associated with the Company's license agreement with Satius, Inc. For fiscal year 2004, the minimum quarterly royalty fee is fixed and is the same for each quarter. During fiscal year 2003, the quarterly royalty fee increased each quarter on a negotiated scale. Because of this, the increase in royalty expense for the six months ended June 30, 2004 is inflated for the period ended. The actual total increase in minimum royalty fees from fiscal year 2003 to 2004 will be 20% on a full fiscal year basis. Royalties expense includes royalty payments made to licensors under contractual license agreements for the use of intellectual property.

FINANCING FEES EXPENSE. Financing fees expense was $124,106 for the six months ended June 30, 2004. Financing fees was not used as an expense classification in prior reporting periods. Financing fees are associated with commissions paid, and warrants issued, to brokers in conjunction with the Company's convertible preferred private equity offering (See Note 9 to the financial statements).

OTHER EXPENSES. Other expenses increased 53% from $146,349 for the six months ended June 30, 2003 to $223,725 for the six months ended June 30, 2004. The increase was due to three factors. First, travel expenses increased due to the additional sales staff added at the beginning of the fiscal period and management travel to China and Korea for research & development and supplier arrangements. Second, the Company incurred additional insurance premiums with the addition of a directors & officers policy acquired in November of 2003. Third, the Company outsourced customer service and sales lead generation to a local call center. Other expenses include travel, supplies, property taxes, insurance, bank charges, temporary labor, outsourced labor, and various other expenses that are classified as miscellaneous.

THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

NET REVENUE. Net revenue increased 103% from $275,364 for the three months ended June 30, 2003 to $559,713 for the three months ended June 30, 2004. Marine product segment sales were $52,104 or 9% of total revenues for the three months ended June 30, 2004 compared to $70,172, or 25% of total revenues, for the three months ended June 30, 2003. Overall, marine product sales decreased $18,068, or 26%. Security product segment sales were $205,970 or 37% of total revenues for the three months ended June 30, 2004 compared to $112,561, or 41% of total revenues, for the three months ended June 30, 2003. Overall, security product sales increased $93,409, or 83%. DC Transportation product segment sales were $176,268, or 31% of total revenues for the three months ended June 30, 2004 compared to $92,631, or 34% of total revenues for the three months ended June 30, 2003. Hotel & MDU Connectivity product segment sales were $125,371, or 22% of total revenues for the three months ended June 30, 2004. The Hotel & MDU Connectivity product segment is a new segment, with initial revenues recorded during the quarter ended June 30, 2004, therefore, no comparison to prior periods can be made. The decrease in the marine product segment sales was due to a reduction in the number of regional boat shows at which the Company participated in the quarter ended June 30, 2004. The growth in the security products segment is due primarily to the products exposure on various home shopping channels. The revenues for the DC transportation product segment were derived primarily from initial installations on new fleet customers and new distributors.

COST OF GOODS SOLD. Cost of Goods sold increased 67% from $206,139 (including inventory write-down) for the three months ended June 30, 2003 to $344,165 for the three months ended June 30, 2004. As a percentage of net revenue, cost of goods sold decreased to 61% for the three months ended June 30, 2004 from 75% (including inventory write-down) for the three months ended June 30, 2003. Cost of goods sold for the marine products segment decreased $7,891 or 23%, from $34,175 for the three months ended June 30, 2003 to $26,284 for the same period ended in 2004. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 49% for the three months ended June 30, 2003 to 50% for same period ended in 2004. Cost of goods sold for the security products segment increased $24,256 or 19%, from $131,095 (including inventory write-down) for the three months ended June 30, 2003 to $155,351 for the same period ended in 2004. As a percentage of revenue, cost of goods sold for the security product segment decreased from 116% (including inventory write-down) for the three months ended June 30, 2003 to 75% for same period ended in 2004. Cost of goods sold for the DC Transportation product segment increased $39,329 or 96% from $40,869 for the three months ended June 30, 2003 to $80,198 for the same period ended in 2004. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment increased from 44% for the three months ended June 30, 2003 to 45% for same period ended in 2004. Cost of goods sold for the Hotel & MDU Connectivity product segment was $82,332, and 66% as a percentage of net revenues, for the three months ended June 30, 2004. The Hotel & MDU Connectivity product segment is a new segment, with initial revenues recorded during the quarter ended June 30, 2004, therefore, no comparison to prior periods can be made.


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

GROSS PROFIT MARGIN. Gross profit on sales for the three months ended June 30, 2004 amounted to $215,548, or 39% of net revenues, compared to $69,225(including inventory write-down), or 25% of net revenues, for the three months ended June 30, 2003. The marine products segment contributed $25,820 and $35,997 of the total gross profit for the three months ended June 30, 2004 and 2003, respectively. The security products segment contributed $50,619 and $(18,534) (including inventory write-down) of the total gross profit for the three months ended June 30, 2004 and 2003, respectively. The DC Transportation products segment contributed $96,070 and $51,762 of the total gross profit for the three months ended June 30, 2004 and 2003, respectively. The Hotel & MDU Connectivity product segment contributed $43,039 of the total gross profit for the three months ended June 30, 2004. The Hotel & MDU Connectivity product segment is a new segment, with initial revenues recorded during the quarter ended June 30, 2004, therefore, no comparison to prior periods can be made. The gross profit percentage for the marine products segment decreased from 51% for the three months ended June 30, 2003 to 50% for the three months ended June 30, 2004. The gross profit percentage for the security products segment increased from
(16)%(including inventory write-down)for the three months ended June 30, 2003 to 25% for the three months ended June 30, 2004. The gross profit percentage for the DC Transportation products segment decreased from 56% for the three months ended June 30, 2003 to 55% for the three months ended June 30, 2004. The gross profit for the Hotel & MDU Connectivity product segment was 34%.


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


SALARIES AND WAGES. Salaries and Wages increased 45% from $220,038 for the three months ended June 30, 2003 to $319,550 for the three months ended June 30, 2004. The increase was due to two factors. The increase was due to the continued hiring of additional sales associates for the DC Transportation division and for the new Hotel & MDU Connectivity division. Salary and Wages is comprised of employee wages and stock compensation. During the three months ended June 30, 2004 there was no stock based compensation.

PROFESSIONAL FEES. Professional and consulting fees increased 58% from $139,715 for the three months ended June 30, 2003 to $220,899 for the three months ended June 30, 2004. The increase was due to the hiring of a lobbying group related to the promotion of the Company's DC Transportation products, consulting fees associated with the improvement of the Company's IT infrastructure, fees for the Company's investor relations firm, attorneys fees associated with the filing of the Company's registration statement for its convertible preferred equity offering, and compensation to the Company's Board of Directors. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. During the three months ended June 30, 2004, professional fees included $62,800 of non-cash stock based compensation.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased 16% from $129,254 for the three months ended June 30, 2003 to $150,580 for the three months ended June 30, 2004. The increase is attributable to the amortization of a new software license acquired on December 31, 2003, and the acquisition of intellectual property relating to the Company's digital technology on January 20, 2004 (See discussion below). On February 14, 2001, the Company entered into a Licensing Agreement with the former Chairman, Richard McBride that provided for a license to exploit certain patented technologies owned by McBride that are associated with technologies under development in connection with both the Company's marine and security products segments. The Company exchanged 1,000,000 shares of restricted common stock having a value of $2,130,000 for the license and related consulting services. The shares were based upon quoted market prices on the date of the Agreement. The total value of the arrangement was allocated between the consulting and license in the amounts of $2,066,100 and $63,900, respectively, based upon the relative fair values of the consulting services and license. The licensing rights are being amortized over their estimated useful lives of five years. Annualized amortization of the license rights is approximately $413,000. On December 12, 2002, the Company entered into a Patent Assignment Agreement (the "2002 Agreement") with the McBride Estate that provided for release of the Estate's obligations under the 2001 agreement in return for termination of the license and assignment of the patents licensed in the 2001 agreement. In consideration of this assignment, the Company exchanged $93,856 in receivables from the Estate and 100,000 shares of restricted common stock having a value of $9,000, based upon quoted market prices on the date of the 2002 Agreement. The total value of the arrangement and the value of the licensing rights were allocated to patent costs and are being amortized over the remaining useful life assigned to these intangible assets of 5 years. On December 31, 2003, the Company signed a software license agreement with ON2 Technologies for the use of its proprietary CODEC software for enhancing the video transmission in the Company's new digital power-line products. On January 20, 2004 the Company acquired four patents relating to its new digital power-line technology (See Note 6 to the Financial Statements).

RESEARCH & DEVELOPMENT. Research and development expense increased 612% from $22,275 for the three months ended June 30, 2003, to $158,557 for the three months ended June 30, 2004. The increase was attributable to increased funding for the development of the Company's new PLVS+ consumer security system and digital security system. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of the Company's research and development costs and efforts are dedicated to the development of the security (both analog and digital), DC Transportation, and Hotel & MDU Connectivity product segments. For the three months ended June 30, 2004, of the total Research & Development expenditures, $128,722 or 81% was for development in the security product segment, $4,850 or 3% for development in the DC Transportation product segment, and $24,985, or 16% for development in the Hotel & MDU Connectivity product segment. The cost of the Company's research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years. For the three months ended June 30, 2004, research and development expense included $74,069 in non-cash based stock compensation.


ADVERTISING AND PROMOTION. Advertising and promotions decreased 22% from $35,537 for the three months ended, June 30, 2003 to $27,633 for the three months ended, June 30, 2004. The decrease was due directly to a reduction in trade show attendance in both the marine and security product segments. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions. The Company expects advertising and promotions expense to increase in future financial periods.


RENT AND UTILITIES. Rent and utilities increased 90% from $22,454 for the three months ended, June 30, 2003 to $42,647 for the three months ended, June 30, 2004. The Company leases approximately 2,600 square feet in Tierra Verde, Florida that serves as its corporate headquarters. The lease is currently on a month to month basis which began on July 1, 2003 after the original one year lease expired. The Company also leases space in Clearwater, Florida, on a month to month basis, for its distribution and warranty & repair center. On April 1, 2004 he Company signed a one year lease for office space in Pleasant Hill, California to house its Research & Development staff. On May 1, 2004, the Company signed a one year lease for office space in Myrtle Beach, South Carolina to house its sales staff for the Company's Hotels & MDU Connectivity division. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

POSTAGE & DELIVERY EXPENSE. Postage & delivery expense decreased 37% from $22,616 for the three months ended June 30, 2003 to $31,045 for the three months ended June 30, 2004. The decrease was attributed to a reduction in expedited freight charges and an increase in the volume of product sold under FOB Clearwater, FL terms. Freight & delivery expenses include packaging supplies, postage, and freight costs associated with both administrative and distribution functions.


ROYALTIES EXPENSE. Royalties' expense increased 50% from $50,000 for the three months ended June 30, 2003 to $75,000 for the three months ended June 30, 2004. The increase is a result of a scheduled increase in minimum royalty fees associated with the Company's license agreement with Satius, Inc. For fiscal year 2004, the minimum quarterly royalty fee is fixed and is the same for each quarter. During fiscal year 2003, the quarterly royalty fee increased each quarter on a negotiated scale. Because of this, the increase in royalty expense for the three months ended June 30, 2004 is inflated for the period ended. The actual total increase in minimum royalty fees from fiscal year 2003 to 2004 will be 20% on a full fiscal year basis. Royalties expense includes royalty payments made to licensors under contractual license agreements for the use of intellectual property.

FINANCING FEES EXPENSE. Financing fees expense was $55,356 for the three months ended June 30, 2004. Financing fees was not used as an expense classification in prior reporting periods. Financing fees are associated with commissions paid, and warrants issued, to brokers in conjunction with the Company's convertible preferred private equity offering (See Note 9 to the financial statements).

OTHER EXPENSES. Other expenses increased 89% from $56,580 for the three months ended June 30, 2003 to $107,156 for the three months ended June 30, 2004. The increase was due to two factors. First, the Company incurred additional insurance premiums with the addition of a directors & officers policy acquired in November of 2003. Second, the Company outsourced customer service and sales lead generation to a local call center. Other expenses include travel, supplies, property taxes, insurance, bank charges, temporary labor, outsourced labor, and various other expenses that are classified as miscellaneous.



LIQUIDITY & CAPITAL RESOURCES
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses of $1,874,306 and $1,931,120 during the six months ended June 30, 2004 and 2003, respectively. In addition, during those periods, the Company has used cash of $1,519,208 and $526,606, respectively, in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has devoted significant efforts in the further development and marketing of products in its Security Products Segment, which, while now showing improved revenues cannot yet be characterized as sufficient to fund operations for any period of time.

The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security, DC Transportation, and Hotel/MDU Connectivity Products Segment products and (iii) ultimately the achievement of profitable operations. During the six months ended June 30, 2004, the Company raised $1,315,000 from the sale of convertible preferred securities. Management is currently addressing several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the six months ended June 30, 2004 the Company funded its losses from operations through the following vehicles:

     o The receipt of $1,315,000 in proceeds through a convertible preferred private equity offering exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The private placement was conducted as a "Unit Offering" with each $8.00 Unit consisting of 8 shares of Series A Convertible Preferred stock, 2 shares of restricted common stock and a warrant to purchase an additional 3 shares of common stock at $.50 per share. In addition to a 6% coupon per share, the Series A Convertible Preferred stock has a $1.00 per share value which may be converted to shares of common stock at a variable rate but not less than $.25 or 4 shares of common stock. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration was filed on March 30, 2004 and became effective on April 9, 2004 (See note 9 to the financial statements).

     o The receipt of $150,000 through the issuance of short-term notes payable to related parties (See Note 7 to the financial statements).

In addition, as of June 30, 2004, the Company had completed a $1,275,000 private equity placement with certain institutional investors for 10 million shares of the Company's common stock, and issued warrant to purchase an additional 1,500,000 shares (See Note 9 to the financial statements).

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Litigation, claims and assessment:

On October 28, 2002, the Company is a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleges breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company intends to vigorously contest the claim. As of June 30, 2004, the matter is in the stage of discovery and it is too early to determine the ultimate outcome.

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

Item 2.   Changes in Securities and Use of Proceeds.

On January 20, 2004, the Company issued 441,176 shares of restricted common stock for the acquisition of four patents solidifying the Company's digital power line technology. The transaction was based on a 20 day average closing price of the Company's common stock and was valued at $150,000 (See note 9 to the financial statements). This sale was exempt under Section 4(2) of the Securities Act of 1933. No advertising or general solicitation was employed in offering the securities. Except as otherwise noted, the investors were sophisticated investors and transfer was restricted by Powerlinx, Inc. in accordance with the requirements of the Securities Act of 1933. In addition the investors were provided with access to our Securities and Exchange Commission filings

On February 26, 2004, the Company issued 900,000 shares of restricted common stock to the members of the Board of Directors in accordance with the Board of Directors compensation resolution approved on October 15, 2003. The value of the compensation was $180,000, based on the closing market price of the Company's common stock on the date of issuance. The cost is being amortized over the life of each Board members term, which is one year. (See note 9 to the financial statements). This sale was exempt under Section 4(2) of the Securities Act of 1933.

During the six months ended June 30, 2004, 232,500 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. The Company received total proceeds from the offering of $23,250 in 2003. The $3,250 stock subscription receivable was from a 2003 private placement and it was paid in full as of June 30, 2004.


On April 6, 2004, the Company issued 125,000 shares of restricted common stock to a new member of the Board of Directors in accordance with the Board of Directors compensation resolution approved on October 15, 2003. The value of the compensation was $25,000, based on the closing market price of the Company's common stock on the date of issuance. The cost is being amortized over the life of each Board members term, which is one year. (See note 9 to the financial statements). This sale was exempt under Section 4(2) of the Securities Act of 1933.

On April 6, 2004 the Company issued 85,000 shares of restricted common stock, valued at $15,300, as pre-payment for one year of rent, commencing on May 15, 2004, for the warehouse space that the Company leases for its distribution center in Clearwater, Florida. The transaction was valued based on the closing market price of the Company's common stock on the date of issuance.

On May 25, 2004 the Company issued 73,325 shares of restricted common stock as payment for $13,915 of liabilities owed by the Company.

On May 28, 2004, the Company issued 932,000 shares of free trading common stock to professional research and development consultants relating to the development of the Company's security and hotel/MDU connectivity products. The common stock was valued based upon the closing market price on the date of issuance, or $177,080. The shares were register on a Form S-8 registration statement filed with the Securities & Exchange Commission on May 28, 2004.

On June 1, 2004, the Company issued 250,000 shares of restricted common stock to TSK Design Group, LLC for development and design services relating to the Company's security products. The common stock was valued based upon the closing market price on the date of contract approval (May 4, 2004), or $47,500.

Item 3.   Defaults Upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information

On June 30, 2004, the Company signed and agreement for a $1.275 million private placement to certain institutional investors for 10 million shares of restricted common stock, together with 1.5 million warrants to acquire additional shares of common stock, and registration rights. The stock was priced at $.1275 per share, and the warrants were priced at $.50 per share and expire on June 30, 2009.

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

      (b) Reports on Form 8-K

         ------------------------------------ --------------------------------------------------------------------
          DATE OF REPORT                       ITEM REPORTED ON
         ------------------------------------ --------------------------------------------------------------------
          March 24, 2004                       On March 19,  2004,  we concluded  our series A  convertible
                                               preferred   financing  in  which  we  issued  228,190  units
                                               consisting of (i)  1,825,520  shares of series A convertible preferred  stock;  (ii) Class B warrants to purchase 684,570
                                               shares  of  common  stock;   and  (iii)  456,380  shares  of
                                               restricted  common stock.  We received an aggregate total of
                                               $1,825,520,  which includes an aggregate of $260,520 in debt that was cancelled.

         ------------------------------------ --------------------------------------------------------------------

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on May 16, 2004.


                  POWERLINX, INC.




                  By: /s/ GEORGE S. BERNARDICH, III
                         ----------------------------
                          GEORGE S. BERNARDICH, III
                          Chief Executive Officer

                  By: /s/ DOUGLAS BAUER
                         ----------------------------
                          DOUGLAS BAUER
                          Chief Financial Officer

 EXHIBIT 31.1


                                 Powerlinx, Inc.
              CERTIFICATION PURSUANT TO SARBANES-OXLEY SECTION 302



I, Douglas Bauer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Powerlinx, Inc;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Small business issuer as of, and for, the periods presented in this quarterly report;

     4. The Small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Small business issuer and have:


          (a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Small business issuer including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the Small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the Small business issuer's internal control over financial reporting that occurred during the Small business issuer's most recent fiscal quarter (the Small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Small business issuer's internal control over financial reporting; and

     5. The Small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Small business issuer's auditors and the audit committee of the Small business issuer's board of directors (or persons performing the equivalent functions);

          (a) All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Small business issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Small business issuer's internal controls over financial reporting.

Date: August 16, 2004

 /s/ Douglas Bauer
------------------
Douglas Bauer
Chief Financial Officer