Form 10QSB
period 2004-09-30
POWERLINX INC
filed 2004-11-15
CIK 894536

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Total number of shares of Common Stock, as of November 15, 2004: 172,004,804

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):      [ ] Yes [X] No

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

                        Powerlinx, Inc.
                        Statement of Stockholders'
                        Equity (Deficit)...............................F-3 - F-4

                        Powerlinx, Inc. Condensed
                        Statements of Cash Flows (Unaudited)...........F-5 - F-6

                        Powerlinx, Inc. Notes to
                        Condensed Financial Statements September 30,
                        2004 and 2003 (Unaudited)............................F-7

         Item 2. Management's Discussion and Analysis or Plan
                 of Operations.................................................3

         Item 3. Controls and Procedures......................................13

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................17

         Item 2. Changes in Securities and use of Proceeds....................18

         Item 3. Defaults Upon Senior Securities..............................20

         Item 4. Submission of Matters to a Vote of Security Holders..........20

         Item 5. Other Information............................................20

         Item 6. Exhibits and Reports on Form 8-K.............................20

Signatures....................................................................22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                 POWERLINX, INC.
                            CONDENSED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                     ASSETS
                                                                    September 30,
                                                                        2004        December 31,
                                                                    (Unaudited)        2003
                                                                   -------------   -------------
Current assets:
   Cash and cash equivalents ...................................   $  1,615,898    $    160,157
   Accounts receivable, net of allowance for doubtful accounts
     of $31,071 in 2004 and $29,510 in 2003 ....................        413,925         201,853
   Due from related parties ....................................        168,534          20,000
   Inventories .................................................        701,873         557,947
   Prepaid expenses and other current assets ...................        189,038          19,079
                                                                   -------------   -------------
     Total current assets ......................................      3,089,268         959,036

Intangible assets, net .........................................      1,291,121       1,213,430
Property and equipment, net ....................................        282,449         325,160
                                                                   -------------   -------------
     Total assets ..............................................   $  4,662,838    $  2,497,626
                                                                   =============   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................   $    540,570    $    557,524
   Accrued liabilities .........................................        112,802         447,381
   Deferred revenue ............................................         43,677          86,600
   Litigation settlement .......................................        300,000         300,000
                                                                   -------------   -------------
     Total current liabilities .................................        997,049       1,391,505
                                                                   -------------   -------------
Stockholders' equity:
    Series A convertible preferred stock, $1.00 par value;
     authorized 10,000,000 shares; 1,825,520 shares issued,
     and 1,211,016 outstanding .................................      1,067,872
   Common stock, $.001 par value, 250,000,000 shares authorized;
     issued (169,050,182 - 2004; 135,837,887 - 2003)
     outstanding ( 168,576,607 - 2004; 135,364,312 -2003) ......        169,050         135,837
   Additional paid-in capital ..................................     21,261,362      15,834,345
   Treasury stock, at cost, 473,575 shares .....................       (287,757)       (287,757)
   Unearned restricted stock compensation ......................          (--)          (29,422)
   Stock subscription receivable ...............................       (315,625)         (3,250)
   Equity units subscribed .....................................           --           250,000
   Accumulated deficit .........................................    (18,229,113)    (14,793,632)
                                                                   -------------   -------------
   Total stockholders' equity ..................................      3,665,789       1,106,121
                                                                   -------------   -------------
     Total liabilities and stockholders' equity ................   $  4,662,838    $  2,497,626
                                                                   =============   =============

   The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                              Three Months Ended              Nine Months Ended
                                                September 30,                    September 30,
                                             2004           2003             2004             2003
                                      --------------   --------------   --------------   --------------
Net revenue .......................   $     196,538    $     422,219    $   1,107,450    $   1,043,184
Cost of goods sold ................         129,912          311,427          688,444          780,399
                                      --------------   --------------   --------------   --------------
           Gross profit ...........          66,626          110,792          419,006          262,785
                                      --------------   --------------   --------------   --------------
Operating expenses:
   Salaries and wages .............         350,410          183,137          928,696          624,000
   Professional and consulting fees         274,260          130,632          739,651          410,600
   Depreciation and amortization ..         163,289          132,044          461,801          391,616
   Research and development .......         304,525           40,559          481,755           96,700
   Advertising and promotions .....          31,490           29,210           84,012           94,951
   Rent and utilities .............          48,748           32,402          114,450           80,769
Provision for doubtful accounts ...          24,660             --             34,660             --
   Postage and delivery ...........          19,180           50,620           71,206          127,764
   Royalty expense ................          75,000           60,000          225,000          150,000
   Financing fees .................         140,676             --            264,782             --
   Litigation settlement ..........            --               --               --            (16,250)
   Other expenses .................         195,573          114,915          419,299          241,265
                                      --------------   --------------   --------------   --------------
       Total operating expenses ...       1,627,811          773,519        3,825,312        2,201,415
                                      --------------   --------------   --------------   --------------
Loss from operations ..............      (1,561,185)        (662,727)      (3,406,306)      (1,938,630)

Other income (expense):
   Interest expense ...............              11         (399,568)         (29,175)      (1,000,379)
Other .............................           (--)             (--)             (--)           (54,406)

Loss before taxes .................      (1,561,174)      (1,062,295)      (3,435,481)      (2,993,415)

Income tax expense ................            --               --               --               --
                                      --------------   --------------   --------------   --------------
Net loss ..........................   ($  1,561,174)   ($  1,062,295)   ($  3,435,481)   ($  2,993,415)
                                      ==============   ==============   ==============   ==============
Basic and diluted net loss per
   common share ...................            (.01)            (.01)            (.02)            (.05)

Basic and diluted weighted
   average shares outstanding .....     150,257,756       96,923,467      141,661,721       61,587,693

   The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                              Unearned
                                                          Common     Additional              Restricted
                                              Common       Stock     Paid-In      Treasury     Stock
                                              Stock     ($.001 par)  Capital       Stock     Compensation
                                            ----------- ----------- ------------  ---------- -------------
Balances, January 1, 2004                   135,837,887    $135,837  $15,834,345  $(287,757) $ (29,422)

Net loss
Stock subscriptions receivable                                         1,590,625
Issuance of stock for patents                   441,176         441      149,559
Issuance of warrants  for patents                                          9,925
Issuance of stock for cashless
  exercise of warrants                          794,483         794         (794)
Issuance of stock to consultants              1,182,000       1,182      223,398
Issuance of stock to directors                1,212,500       1,213      235,662
Issuance of stock due for liability
  due to related party                          392,157         392       49,608
Issuance of stock to employees                  100,000         100       15,400
Issuance of stock for royalties                 223,897         224       74,776
Issuance of stock for liabilities               443,934         444       68,901
Sales of common stock                        23,283,752      23,283    1,892,342
Issuance of stock and warrants under
  Equity Unit Offering                          456,380         456      269,071
Conversion of Series A Preferred
  Shares to common stock                      2,458,016       2,458      539,410
Issuance of stock for software
  license                                     2,224,000       2,224      309,136
Adjustment                                                        2           (2)
Amortization of unearned
  restricted stock compensation                                                                 29,422
                                            ----------- ----------- ------------  ---------- -------------
Balances, September
  30, 2004                                  169,050,182    $169,050  $21,261,362  $(287,757) $       -
                                            =========== =========== ============  ========== =============

   The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                                                                   Series A
                                             Stock         Equity                Convertible
                                          Subscription     Units     Accumulated  Preferred
                                           Receivable    Subscribed   Deficit       Stock         Total
                                           ------------  ---------- ------------- ----------- -------------
Balances, January 1, 2004                   $  (3,250)    $ 250,000 $(14,793,632)  $        -   $1,106,121

Net loss                                                              (3,435,481)               (3,435,481)
Stock subscriptions receivable               (315,625)                                           1,275,000
Issuance of stock for patents                                                                      150,000
Issuance of warrants for patents                                                                     9,925
Issuance of stock for cashless
  exercise of warrants                                                                                   -
Issuance of stock to consultants                                                                   224,580
Issuance of stock to directors                                                                     236,875
Issuance of stock due for liability
  due to related party                                                                              50,000
Issuance of stock to employees                                                                      15,500
Issuance of stock for royalties                                                                     75,000
Issuance of stock for liabilities                                                                   69,345
Sales of common stock                           3,250                                            1,918,875
Issuance of stock and warrants under
  Equity Unit Offering                                     (250,000)                1,609,740    1,629,267
Conversion of Series A Preferred
  Shares to common stock                                                             (541,868)
Issuance of stock for software
  license                                                                                          311,360
Adjustment                                                                                               -
Amortization of unearned
  restricted stock compensation                                                                     29,422
                                           ------------  ---------- ------------- ----------- -------------
Balances, September
  30, 2004                                  $(315,625)    $       - $(18,229,113) $1,067,872  $  3,665,789
                                           ============  ========== ============= =========== =============

   The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                     ---------------------------
                                                                         2004           2003
                                                                     ------------   ------------
Cash flows from operating activities:
   Net loss ..........................................               ($3,435,481)   ($2,993,415)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
       Depreciation ..................................                    68,207         47,150
       Amortization ..................................                   393,594        344,466
       Accretion of debt discount ....................                      --          748,551
       Stock-based compensation expenses .............                   635,124        223,517
       Changes in operating assets and liabilities:
         Accounts receivable trade ...................                  (212,072)      (252,571)
         Due from related parties ....................                  (148,534)          --
         Inventories .................................                  (143,926)      (141,006)
         Prepaid expenses and other current assets ...                  (169,959)       (73,309)
         Accounts payable ............................                    33,261       (251,216)
         Accrued liabilities .........................                   (54,929)           943
         Deferred revenue ............................                   (42,943)        58,281
                                                                     ------------   ------------
Net cash flows from operating activities .............                (3,077,638)    (2,288,609)
                                                                     ------------   ------------
Cash flows from investing activities:
   Purchases of property and equipment ...............                   (25,496)       (13,231)
                                                                     ------------   ------------
Net cash flows from investing activities .............                   (25,496)       (13,231)
                                                                     ------------   ------------
Cash flows from financing activities:
   Proceeds from sale of equity units ................                 1,315,000           --
   Proceeds from stock subscription receivable .......                     3,250           --
   Proceeds from sales of common stock & warrants ....                 3,190,625      1,960,663
   Proceeds from convertible debentures ..............                      --          516,774
   Repayments of related debt ........................                  (100,000)       (98,655)
   Proceeds from factoring receivables ...............                                   86,500
   Purchase of treasury stock ........................                                  (10,000)
   Proceeds from notes payable- related parties ......                   150,000
   Proceeds from notes payable .......................                                   37,000
   Repayments of notes payable .......................                                  (67,000)
                                                                     ------------   ------------
Net cash flows from financing activities .............                 4,558,875      2,425,282
                                                                     ------------   ------------
Net change in cash and cash equivalents ..............                 1,455,741        123,442
Cash and cash equivalents at beginning of year .......                   160,157          5,364
                                                                     ------------   ------------
Cash and cash equivalents at end of period ...........               $ 1,615,898    $   128,806
                                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                   NONCASH INVESTING AND FINANCING ACTIVITIES
                                                                           Nine Months Ended
                                                                             September 30,
                                                                    --------------------------------
                                                                        2004                2003

                                                                    -------------        -------------
Conversion of vendor debt to equity units                           $      50,215        $           -
                                                                    =============        =============
Conversion of accrued payroll to equity units                       $     239,520        $           -
                                                                    =============        =============
Conversion of equity units subscribed to equity
   units issued                                                     $     250,000        $           -
                                                                    =============        =============
Issuance of common stock for patents                                $     150,000        $           -
                                                                    =============        =============
Issuance of warrants for trademark                                  $       9,925        $           -
                                                                    =============        =============
Conversion of convertible debentures to common stock                $           -        $     134,000
                                                                    =============        =============
Issuance of common stock for licensing rights                       $     311,360        $      37,500
                                                                    =============        =============
Issuance of common stock in connection
  with distributorship agreement                                    $           -        $      25,000
                                                                    =============        =============
Issuance of common stock for financing fees                         $           -        $      28,000
                                                                    =============        =============
Deferred finance costs funded through proceeds from
   convertible debentures                                           $           -        $      47,500
                                                                    =============        =============
Conversion of accounts payable into common shares                   $           -        $         600
                                                                    =============        =============
Issuance of common stock for liabilities                            $      40,130        $           -
                                                                    =============        =============
Conversion of amount due to related
   parties to common stock                                          $      50,000        $           -
                                                                    =============        =============

   The accompanying notes are an integral part of these financial statements.

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

1.   Basis of presentation and significant accounting policies:

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements

     In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Powerlinx, Inc.'s (the "Company") financial position and the results of its operations and its cash flows for the nine months ended September 30, 2004 and 2003. These unaudited condensed financial statements should be read in conjunction with the Company's audited 2003 financial statements, including the notes thereto, and the other information set forth therein in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Operating results for the nine month period ended September 30, 2004, are not necessarily indicative of the results that can be expected for a full fiscal year.

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

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

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

     The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                                   September 30,       September 30,
                                                                                       2004                2003
                                                                                       ----                ----
       Net loss, as reported                                                    ($     3,435,481)  ($      2,993,415)
                                                                                =================  ==================
       Stock-based compensation, as reported                                     $        -         $         -
                                                                                =================  ==================
       Stock-based compensation under fair value method                          $        -         $         -
                                                                                =================  ==================
       Pro-forma net loss under fair value method                               ($     3,435,481)  ($      2,993,415)
                                                                                =================  ==================

       Net loss per share, as reported                                          ($           .02)  ($            .05)
                                                                                =================  ==================
       Pro-forma net loss per share under fair value method                     ($           .02)  ($            .05)

                                                                                =================  ==================

     Concentrations:

     Accounts receivable are concentrated in the security products industry and credit losses have been within management's expectations. Although the Company serves a large and varied group of customers, three customers accounted for 36% of total revenue for the nine months ended September 30, 2004, while two customers accounted for 32% of total revenue for the nine months ended September 30, 2003.

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

1.   Basis of presentation and significant accounting policies (continued):

     Concentrations (continued):

     The Company's product assembly is dependent upon the operations of two primary labor suppliers, one of which is outside the United States. At September 30, 2004 and December 31, 2003 approximately $35,608 and $81,000, respectively of the Company's inventory was held off-site at these locations. If the Company should lose these suppliers of assembly servicing there could be a disruption in the operations of the Company. The Company is in the process of securing alternative sources of these services.

     Reclassifications

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.   Liquidity and management's plans:

     The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred net losses of $3,435,481 and $2,993,415 during the nine months ended September 30, 2004 and 2003, respectively. In addition, during those quarters, the Company has used cash of $3,077,638 and $2,288,609 in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has devoted significant efforts in the further development and marketing of products in its Security and DC Transportation Products Segments, which, while now showing improved revenues cannot yet be considered as sufficient to fund operations for any sustained period of time.

     The Company's  ability to continue as a going concern may be dependent upon
     (i) raising additional capital to fund operations (ii) the further development of products in the Security and DC Transportation Products Segments and (iii) ultimately the achievement of profitable operations. During the year ended December 31, 2003, the Company generated net cash flows of $3,238,832 from financing activities, consisting mainly of sales of common stock and the issuance of convertible debt securities.

     Additionally, during the nine months ended September 30, 2004, the Company generated net cash flows of $4,558,875 from financing activities primarily through sales of common stock and equity units (see Note 9). There can be no assurance that additional financing can be obtained on

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

2.   Liquidity and management's plans (continued)

     conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

3.   Segment information:

     Since September 30, 2003, the Company has operated in three identifiable industry segments. The Company introduced the Hotel/MDU Connectivity
     Products Segment in the second quarter of 2004. The Company's Marine Products Segment is engaged in the sale of underwater video cameras, lights and accessories, principally to retail sporting goods businesses throughout the United States. The Company's Security Products Segment is engaged in the development and sale of video security systems to retail, commercial and governmental entities throughout the United States. The Company's DC Transportation Products Segment is engaged in the development and sale of powerline rear and side vision systems for all classes of vehicles in the transportation industry to distributors and original equipment manufacturers throughout the United States. The Company's Hotel/MDU Connectivity Products Segment is engaged in the marketing and installation of broadband Internet connectivity equipment in hotels, business campuses and other business infrastructure. For the nine months ended September 30, 2004, three customers comprised 36% of total net revenues, but no one customer comprised over 13% of net revenues individually. The Company's facilities and other assets are, generally, not distinguished among the identifiable segments. Other financial information about the Company's segments for the nine months ended September 30, 2004 and 2003 is as follows:


                                                                       2004
                                                                                     Hotel/MDU
                                    Security          Marine         DC Trans      Connectivity
                                    Products         Products        Products        Products          Total

Net revenue                       $    453,185     $    161,249    $    257,058    $    235,958    $  1,107,450
Cost of sales                     $    335,169           81,277    $    116,434    $    155,564    $    688,444
Gross profit                      $    118,016           79,972    $    140,624    $     80,394    $    419,006
Research and development:
         Stock based              $    106,084                -    $          -    $     57,095    $    163,179
         Other                    $    277,660     $          -    $     27,668    $     13,248    $    318,576


                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

3.   Segment information (continued):


                                                                        2003
                                                                                      Hotel/MDU
                                     Security          Marine         DC Trans      Connectivity
                                     Products         Products        Products        Products          Total

Net revenue                       $    546,671     $    274,737    $    221,776    $          -    $  1,043,184
Cost of sales                     $    574,392     $    133,122    $     72,884    $          -    $    780,399
Gross profit                      $    (27,721)    $    141,615    $    148,892    $          -    $    262,785
Research and development:
         Stock based              $     20,000     $          -    $      5,520    $          -    $     25,520
         Other                    $     14,220     $          -    $     56,960    $          -    $     71,180

4.   Factored accounts receivable:

     During the third quarter of 2002, the Company entered into an accounts receivable financing facility under which cash collections on certain eligible accounts receivable are assigned to a financial institution. Under this arrangement, eligible customers make their payments directly to the financial institution. Upon receipt of payment, the financial institution remits the balance of the factored account, less its fees, to the Company. During the nine months ended September 30, 2003, the Company received aggregate proceeds of $86,500 under the factoring arrangement, related to gross factored accounts receivable of $93,500. The Company is accounting for this accounts receivable factoring arrangement as a secured borrowing pursuant to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company's assets, including accounts receivable, inventory and property and equipment secure the agreement. The related service charge is reflected in interest expense in the period that the accounts receivable are transferred. Factoring fees of approximately $2,000 were incurred during the nine months ended September 30, 2003. There were only nominal factored accounts receivable outstanding as of September 30, 2003.

5.   Inventories:

     Inventories consisted of the following:

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)



                                            September 30,       December 31,
                                                2004               2003
                                            ------------        ------------
           Raw materials                    $    343,230        $    323,547
           Finished goods                        358,643             234,400
                                            ------------        ------------
                                            $    701,873        $    557,947
                                            ============        ============

6.   Intangible assets:

     During the nine months ended September 30, 2004, the Company issued 441,176 shares of restricted common stock in conjunction with the purchase of patents. The restricted common stock issued was valued based upon the previous 20 day average closing price prior to the date of the purchase agreement. The fair value of the patents was capitalized as intangible assets and is being amortized over estimated useful lives of five years.

     During the nine months ended September 30, 2004, the Company issued 2,224,000 shares of restricted common stock for a software licensing agreement with On2 Technologies, Inc. The software acquired in this agreement will be incorporated in the Company's digital PLC products. The transaction was valued at $311,360, or $.14 per share; the closing market price of the Company's stock on the date the agreement was executed. The license is being amortized over its estimated useful life of five years. The Chief Executive Officer of On2 Technologies Inc., Douglas Mclntyre, is also a member of the Powerlinx, Inc Board of Directors. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration was filed on October 15, 2004 and became effective on October 29, 2004.

     During the nine months ended September 30, 2003, the Company issued 750,000 and 500,000 shares of restricted common stock in conjunction with a licensing agreement and a distributorship agreement, respectively. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $37,500 and $25,000, respectively, in the aggregate. The fair value of the licensing rights and the distributorship agreement were capitalized as intangible assets and are being amortized over their estimated useful lives of five years.

     The  Company  recorded   amortization  expense  of  $355,090  and  $38,504,
     respectively, in connection with patents and licensing rights for the nine months ended September 30, 2004.

     Intangible assets consist of the following at September 30, 2004:

                                                                         DC            Hotel/MDU
                                    Security          Marine       Transportation    Connectivity        Total

Patents                           $ 1,577,813      $   741,148               -                 -     $ 2,318,961
Licensing rights                       37,500                -               -                 -          37,500
Software license agreement            461,360                -               -                 -         461,360
Trademark                              46,963                -          46,962                 -          93,925

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

Less accumulated

     amortization                  (1,089,400)        (531,225)              -                 -      (1,620,625)
                                 ---------------      ---------         ------              ----      -----------
                                  $ 1,034,236      $   209,923    $     46,962                 -     $ 1,291,121


     Estimated future amortization is as follows:

         Year ending September 30, 2004
         ------------------------------
                2005                            $     576,560
                2006                                  297,323
                2007                                  129,772
                2008                                  124,147
                2009                                   69,393
                                                -------------
                                                $   1,197,195
                                                =============


7.   Notes Payable, related parties:

     During the nine months ended September 30, 2004, the Company borrowed $150,000 in the form of three $50,000 short-term notes payable from members of the Company's Board of Directors and their immediate families. The notes were due 45 days from the date of issuance. As of September 30, 2004, the notes had been repaid in full.


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

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


     The convertible notes were convertible into shares of common stock solely at the creditor's option at a conversion rate amounting to the lower of (i) $0.075 or (ii) 50%

8.   Convertible debentures (continued):

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

     The effective interest rate on the convertible notes payable issued in 2002 amounted to 126%, assuming that the notes are held to maturity. The effective interest rate results from the amortization of discounts to the face value of the convertible notes payable, amortization of debt issue costs and the contractual interest rate over the term of the notes as follows:

                                                 Amount              Percent
                                               -----------          ----------
       Discounts to face value:
         Beneficial conversion feature         $   583,000               83.0%
         Allocation to warrants                    117,000               18.0%
                                               -----------          ----------
                                                   700,000              100.1%

       Other interest expense:
         Amortization of debt costs                 88,000               13.0%
         Contractual interest rate                  84,000               12.0%
                                               -----------          ----------
                                               $   420,600              126.0%
                                               ===========          ==========

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

     During the nine months ended September 30, 2003, $210,000 of the face value of these debentures was converted into 11,639,027 shares of common stock at a conversion price of between $0.015 and $0.026. The shares issued were

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


     valued in accordance with the Securities Purchase Agreement dated September 20, 2002, which approximates a 50% discount to market price.

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

                                                   Amount              Percent
       Discounts to face value:
         Beneficial conversion feature         $   295,300               92.3%
         Allocation to warrants                     24,700                7.7%
                                               -----------          ----------
                                                   320,000              100.0%

       Other interest expense:
         Amortization of debt costs                 62,200               19.4%
         Contractual interest rate                  38,400               12.0%
                                               -----------          ----------
                                               $   420,600              131.4%
                                               ===========          ==========

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


9.   Stockholders' equity:

     Series A Convertible Preferred Stock:

     Effective September 30, 2003, the Company designated 5,000,000 shares of authorized preferred stock as Series A Convertible Preferred Stock. There

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


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

     2004 Equity Unit Issuance:

     On March 31, 2004, the Company issued 228,190 units (the "equity units") for sale to accredited investors at a price of $8.00 per equity unit. Each equity unit consists of (i) 8 shares of Series A Convertible Preferred Stock; (ii) 2 shares of the Company's common stock; and (iii) three common stock purchase warrants. Each warrant is exercisable until May 15, 2006, at a price of $0.50. Proceeds from the equity unit offering were allocated to the common stock, the Series A Convertible Preferred Stock and the common stock purchase warrants based on their relative fair values. The fair value of the common stock was based on the market price per share on the date the offering was completed (the "measurement date"). The fair value of the preferred stock was based on the number of shares of common stock to be received upon conversion at the common stock market share price on the measurement date. The fair value of the warrants was determined using the Black-Scholes pricing model with the following inputs: exercise price of $0.50, market price of $0.19, days to expiration of 783, volatility of 193%, and an interest rate of 4%.

     As of September 30, 2004, the Company had received conversion notices to convert all of the Series A convertible preferred stock to common stock at the floor price of $.25 per common share. 614,504 preferred shares were converted to 2,458,016 shares of common stock for the nine months ended September 30, 2004 (See "2004 Common Stock Issuances).


     2004 Common Stock Issuances:

     During the nine months ended September 30, 2004, the Company issued 456,380 shares of common stock in connection with the equity unit issuance (see above).

     During the nine months ended September 30, 2004, 232,500 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placement was open to

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


     select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. The Company received total proceeds from the offering of $23,250 in 2003. The $3,250 stock subscription receivable at December 31, 2003 was from a 2003 private placement and it was paid in full as of September 30, 2004.

     During the nine months ended September 30, 2004, the Company issued 1,025,000 shares of restricted common stock to directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $205,000 in the aggregate.

     During the nine months ended September 30, 2004, the Company issued 932,000 shares of free trading common stock to professional research and development consultants relating to the development of the Company's security and hotel/MDU connectivity products. The common stock was valued based upon the closing market price on the date of issuance, or $177,080. $123,595 was recognized as Research & Development expense for the nine months ended September 30, 2004, while the remaining $53,485 is being amortized over the lives of the various agreements.

     During the nine months ended September 30, 2004, the Company issued 250,000 shares of restricted common stock to TSK Design Group, LLC for development and design services relating to the Company's security products. The common stock was valued based upon the closing market price on the date of issuance, or $47,500. $39,585 was recognized as Research & Development expense for the nine months ended September 30, 2004, while the remaining $7,915 is being amortized over the remaining life of the six month project.

     During the nine months ended September 30, 2004, the Company issued 223,897 shares of free trading common stock to professional research and development consultants under an agreement to license certain patented technology. The common stock was valued based upon the trading market price on the date of issuance, or $75,000 which was recognized as royalties' expense in connection with the issuance.

     During the nine months ended September 30, 2004, the Company issued 441,176 shares of restricted common stock in conjunction with the purchase of patents. The restricted common stock issued was valued based upon the previous 20 day average closing price prior to the date of the purchase agreement. The fair value of the patents was capitalized as intangible assets and is being amortized over estimated useful lives of five years.

     During the nine months ended September 30, 2004, the Company issued 73,235 shares of restricted common stock for the conversion of $13,915 of liabilities; and 85,000 shares of restricted common stock, valued at $15,300, for the pre-payment of one years rent, commencing May 15, 2004,

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


     for the warehouse space the Company occupies for its distribution center. The restricted common stock issued was valued based upon the closing market price of the Company's common stock on the date of issuance.

     During the nine months ended September 30, 2004, the Company issued 272,500 shares of restricted common stock for financing fees relating to short-term loans made to the Company in June of 2004.

     During the nine months ended September 30, 2004, the Company sold to accredited investors an aggregate of 12,831,373 shares of common stock for an aggregate purchase price of $1,636,000, or $.1275 per share. In addition, warrants to purchase an additional 1,924,707 shares of common stock were issued in conjunction with the offering. The warrants have an exercise price of $.50 per share and expire on June 30, 2009. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration was filed on October 15, 2004 and became effective on October 29, 2004.

     During the nine months ended September 30, 2004, the Company issued 100,000 share of restricted common stock to employees for employment signing bonuses. The transaction was valued at the closing market price of the Company's stock on the date of grant, or $15,500.

     During the nine months ended September 30, 2004, the Company issued 187,500 shares of restricted common stock to two Company Director's as compensation for raising capital for the Company through private equity placements. The transaction was valued at the closing market price of the Company's stock on the date of grant, or $31,875. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration was filed on October 15, 2004 and became effective on October 29, 2004.

     During the nine months ended September 30, 2004, the Company issued 13,199 shares of restricted common stock to investors for the conversion of $1,795 of accrued interest relating to the Company's convertible preferred stock offering.

     During the nine months ended September 30, 2004, the Company sold to accredited investors an aggregate of 6,312,037 shares of common stock for an aggregate purchase price of $852,125, or $.135 per share. In addition, warrants to purchase an additional 946,806 shares of common stock were issued in conjunction with the offering. The warrants have an exercise price of $.50 per share and expire on June 30, 2009. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration was filed on October 15, 2004 and became effective on October 29, 2004.

     During the nine months ended September 30, 2004, the Company sold to accredited investors an aggregate of 4,300,000 shares of common stock for an aggregate purchase price of $752,500, or $.175 per share. In addition, warrants to purchase an additional 645,000 shares of common stock were issued in conjunction with the offering. The warrants have an exercise price of $.50 per share and expire on June 30, 2009. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


     Commission. The registration was filed on October 15, 2004 and became effective on October 29, 2004.

     During the nine months ended September 30, 2004, the Company issued 794,483 shares of restricted common stock for the conversion of 960,000 $.05 per share warrants issued in conjunction with the Company's convertible debenture financing in May, June, and July of 2003. The holder invoked a cashless exercise provision and therefore the Company received no cash proceeds in the transaction, but rather reduced the number of shares issued by 165,517 in accordance with the cashless exercise provision.

     During the nine months ended September 30, 2004, the Company issued 2,224,000 shares of restricted common stock in conjunction with the acquisition of a software license agreement with On2 Technologies, Inc. The transaction was valued at $311,360.The Chief Executive Officer of On2 Technologies Inc, Douglas McIntyre, is also a member of the Pawerlinx, Inc Board of Directors. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration was filed on October 15, 2004 and became effective on October 29, 2004.

     During the nine months ended September 30, 2004, the Company issued 2,458,016 shares of free trading common stock for the conversion of 614,504 shares of the Company's preferred A stock, as a result of conversion notices received by the Company, from holders, on September 20, 2004. The conversion rate, in accordance with the terms and provisions of the offering was $.25 per share.

     Compensation expense of $29,422 and $94,407 for the nine months ended September 30, 2004 and 2003, respectively, was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultants as compensation in previous years.

     2003 Transactions:

     During the nine months ended September 30, 2003, 125,000 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


     of 1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. Proceeds from the offering amounted to $6,500.

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

     During the nine months ended September 30, 2003, the Company issued 4,511,000 shares of free trading common stock to professional research and development consultants as compensation for consulting services and royalties. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $187,280 in the aggregate. Additionally, $94,407 of compensation expense was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultants as compensation in previous years.

     During the nine months ended September 30, 2003, the Company issued 750,000 and 500,000 shares of restricted common stock in conjunction with a licensing agreement and a distributorship agreement, respectively. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $37,500 and $25,000, respectively, in the aggregate. The fair value of the licensing rights and the distributorship agreement were capitalized as intangible assets and are being amortized over their estimated useful lives of five years. The Company recorded amortization expense of $1,875 and $1,250, respectively, in connection with these licensing rights and the distributorship agreement for the nine months ended September 30, 2003.

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

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


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

     During the nine months ended September 30, 2003, 35,776,905 shares of the Company's restricted common stock were sold through various private equity placements exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placements were open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. The Company had issued 31,471,905 of these shares and received proceeds from the offerings of $1,765,081 as of September 30, 2003. The remaining 4,305,000 shares were issued in the fourth quarter of 2003. The remaining $240,500 of proceeds was also received in the fourth quarter of 2003.

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

          Total stock-based compensation cost recognized for the nine months ended September 30, 2004 and 2003 is as follows:

                                             2004               2003
                                           ---------          ---------
     Employee and directors                $ 252,375          $   2,100
     Consultants                             224,580             77,010
     Royalties                                75,000             50,000
     Financing fees                           53,747                  -
     Unearned Stock Compensation              29,422             94,407
                                           ---------          ---------
                                           $ 635,124          $ 223,517
                                           =========          =========

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


     Common stock Warrants:

     During the period ended September 30, 2004, the Company issued warrants to purchase 50,000 shares of common stock, in conjunction with the purchase of the Powerlinx trademark. The warrants have a three year term and have an exercise price of $.20 per share.

     During the period ended September 30, 2004, the Company issued warrants to purchase 200,000 shares of common stock in conjunction with a research and development agreement. The warrants have a ten year term and have an exercise price of $.20 per share.

     During the years  ended  December  31, 2003 and 2002,  the  Company  issued warrants to purchase 1,860,000 and 2,100,000 shares of common stock, respectively, in connection with the sale of the Convertible Debentures described  in  Note  8.  The  warrants  have  three-year  terms  and can be exercised at prices  between $0.05 and $0.10.  3,000,000  million  warrants were exercised in September and October of 2003 at $.10 per share, generating $300,000 in proceeds for the Company. The remaining 960,000 warrants were exercised on September 27, 2004 at $.05 per share. The holder invoked a cashless exercise provision and therefore the Company received no cash proceeds in the transaction, but rather reduced the number of shares issued by 165,517 in accordance with the cashless exercise provision.


     Options granted to employees:

     The Company granted 7,422,635 stock options to employees during the year ended December 31, 2003. Stock options have terms of 10 years and exercise prices were equal to the closing market price on the day granted. All stock options issued in 2003 were fully vested on the date of grant. There were 7,076,635 options outstanding at September 30, 2004 having a weighted average exercise price of $0.05. There were no options exercised during the nine months ended September 30, 2004.

10.  Due from related parties:

     Included in the amount is a $20,000 note receivable from a loan made to an officer in 2001, and advances of $48,000 to an officer made solely for business purposes. In addition, the Company has short term notes receivables due from employees in the amounts of $31,115 and $55,000.

11.  Commitments and contingencies:

     License agreement and royalties:

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

     In December 2002, the Company entered into a licensing agreement with Satius, Inc. (formerly VideoCom, Inc. and Wire21 Inc.) for its powerline technologies, which are utilized in the SecureView product line. This agreement replaces the original license agreement entered into in October 1999 in its entirety. The agreement is effective through the expiration of the patents licensed in the agreement (through October 2012). The agreement obligates the Company to pay royalties equal to between $1 and $3 per unit of licensed products sold, with minimum annual royalties of between $240,000 and $480,000. Expense of $225,000 and $150,000 for the nine months ended September 30, 2004 and 2003, respectively was recognized relating to this agreement. Additionally, during 2003, the Company issued 750,000 shares of the Company's common stock in connection with this license and recorded an intangible asset for the estimated fair value of the shares ($37,500), which is being amortized over 5 years. Amortization charged to operations in relation to these licensing rights was $5,625 for the nine months ended September 30, 2004 and 2003.

     Non-exclusive finder's agreements:

     The Company entered into three non-exclusive finder's agreements whereby the finders introduce potential investors to the Company. In return for these services the Company pays 5% of gross Offering proceeds received from introductions made that result in investment in the Company. As of September 30, 2004, the finders had been paid cash amounts connected with the equity unit offering. In addition, according to the agreements, the finders were to receive warrants to purchase shares of common stock equal to 5% of the gross Offering proceeds raised by the finder divided by the exercise price of the warrants. The exercise price is equal to 120% of the 5 day average prior to closing, not to exceed $0.50 per share. As of September 30, 2004, the Company had issued, to the finders, warrants to purchase 305,556 shares of common stock at an exercise price of $0.225 per share. The warrants were valued at $53,747 and were recorded as an expense as of September 30, 2004.

     Service agreement:

     The Company entered into an agreement on March 1, 2004 for professional services including but not limited to investor relations and financial media relations. The agreement calls for a cash payment, issuance of equity units under the equity unit offering (see Note 9) valued at $21,000 and 50,000 shares of the Company's restricted common stock deliverable 180 days after the signing of the agreement. Term of the agreement is seven months.

     Litigation, claims and assessment:

     Class Action Lawsuit

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


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

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


11.  Commitments and contingencies (continued):

     Litigation, claims and assessment (continued):

     On May 2, 2003, the United States District Court of Florida, through issuance of its Order and Final Judgment, approved the settlement.

     Pro-Marketing of Texas

     The Company is a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleges breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company intends to vigorously contest the claim. As of September 30, 2004, the matter is in the stage of discovery and it is too early to determine the ultimate outcome. Accordingly, no liability, if any, that might result from the resolution of this matter has been recorded in the financial statements.

     Notice of Satius, Inc License Termination

     The Company has received written correspondence from Satius, Inc., licensor of certain analog technologies used by the Company, terminating its license agreement with the Company due to alleged deficiencies. The Company has forwarded the correspondence to its legal counsel for review and response. It is uncertain at this time what the ultimate outcome will be (See also
     Item 6 (b) Reports on Form 8-K).


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

     The SEC's Staff, in accordance with Rule 5(c) of the Commission's Rules of Informal and Other Procedures, 17 C.F.R. ss.202.5(c), have afforded the Company the opportunity to make a "Wells Submission" regarding the Staff's intended recommendations. The Company retained its current counsel to complete the Wells Submission which it submitted to the SEC on March 15,

                                 POWERLINX, INC.
                        CONDENSED STATEMENT OF CASHFLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


     2004, on behalf of Powerlinx,  Inc., Douglas Bauer, George Bernardich,  and
     James R. Cox. The Compnay and its counsel believes that there are meritorious factual, legal and policy reasons why the Staff's recommendation should not be followed by the Commission.

     Counsel has notified the Company that as a result of the Wells Submission, the staff may modify its recommendations to the Commission; however, the Company has no specific details as to what those modifications will be or whether they would be accepted by the commission. The Company is currently waiting for the SEC for further correspondence on the matter.

     If the Staff's present recommendation were submitted to the commission, and were accepted by the Commission; and a civil injunctive action were to be subsequently filed against the Company, no decision has been made at this time as to whether the Company would vigorously defend that matter, or would seek to reach a negotiated settlement. The Staff has informally advised counsel of their belief that if they were successful in litigating this matter, a civil penalty in excess of $100,000 could be imposed against the Company. However, counsel believes that there are numerous mitigating factors, which could cause this amount to be reduced, even if the Company's efforts to defend the suit were unsuccessful. Therefore it is impossible at this time to estimate the likelihood of an unfavorable outcome, or to estimate the amount of any such loss from this matter. Accordingly, no liability, if any that might result from the resolution of this matter has been recorded in the financial statements.

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

OVERVIEW

For the three months ended September 30,2004, the Company reported its first quarterly comparative sales loss in the last nine quarters. However, annual sales growth remains positive and future sales growth is expected to return as a result of recent contracts along with several noteworthy achievements in the Company's quest to execute its business plan which is focused on growth, profitability, and technological innovation. For the trailing twelve months net revenue has increased +16,8% and gross profit has increased +170.5%. The quarterly results were significantly affected by the six weeks of hurricane weather in Florida which directly affected both internal sales operations and the operations of many of our customers. Significant air time for some of our security products was lost through evacuation and other asset protection activities by some of our direct television retailers causing reduced inventory sell-through of product purchased late in the 2nd quarter. The Company is also transitioning the consumer security product line to the PLVS Plus(TM) home monitoring suite of products from the single Secure View(TM) "camera in a light bulb". In the transportation division, the prospective customers continue to validate the strong appeal of using video safety systems for loss savings in the trucking industry. However, action on closing of these proposals are being delayed and/or postponed for a number of reasons which the Company believes is not related to the product pricing or performance. As with security products, some localized Florida installations were delayed due to the hurricane activity in the state. In addition, our current and potential customers are experiencing budgetary limitations as a result of the effects of new overtime laws for drivers and the increase in fuel prices. However, continued revenue growth from the hospitality and MDU division offset some of the declines experienced in other divisions.

Net Revenue decreased (53.5) % for the three months ended September 30,2004 compared to the three months ended September 30,2003.

Gross profit decreased (39.9) % for the three months ended September 30,2004 compared to the three months ended September 30,2003. As a percent of net revenue, gross profit improved by 8 percentage points to 34% versus 26% for the comparative three month period It continues the effects of an improved cost structure generated from the Company's overseas sourcing. The Company has continued expanding the sourcing of its products beyond China to include Hong Kong, Taiwan, and Korea. The ability to source product overseas should continue to be a major strength of the Company in an effort to improve gross profit margins in future reporting periods.

During the quarter ended September 30, 2004, the Company was able to continue to improve its balance sheet with the completion of private placements to certain institutional investors, accredited investors, and directors. The private placements totaled $3.5M, including warrants that would bring an additional $1.9M of capital, if exercised. The securities underlying the private placements were subsequently registered on a Form SB-2 with the Securities & Exchange Commission. The registration was filed on October 15, 2004 and became effective on October 21, 2004. (See Note 10 to the financial statements). The Company intends to use the to: expand our sales force internally and externally, launch and market the new SecureView(R) PLVS Plus home monitoring system, complete commercialization of digital powerline products, expand direct television marketing, increase advertising and marketing expenditures in appropriate markets and product segments, begin the process of certifications to allow distribution in international markets. In addition funds will also be used to fulfill the recent purchase contract for our digital powerline surveillance systems which will require inventory acquisition, product and technical support, and various general and administrative expenses.

The Company's patented power-line SecureView(TM) "Camera in a light bulb" continues to be the primary product sold in the consumer market of our security segment until the Company completes the transition to the PLVS Plus home monitoring suite of products. The product is aired on a regular basis on Shop At Home Network, LLC and Home Shopping Network. While the Company increased the scheduled airings as a result of continued increases in revenue per minute results, a large DRTV partner was forced to temporarily relocate operations outside of Florida due to the hurricane weather. Consequently, scheduled SecureView airings were canceled which impacted sell through and delayed orders forecasted to be received in the 3rd quarter. The Company expects airings to return to normal levels and or increase in the 4th quarter and beyond. The airings maintain Secure View's initial success in the direct television retailing arena and the exposure should provide a continuing opportunity to educate consumers on the advantages of SecureView and power-line technology in general. To further enhance the Company's direct television marketing program, the Company engaged the services of Bob Circosta, a legend in Direct Response Retailing, as Spokesperson and On-Air talent for our powerline home monitoring products. Mr. Circosta's addition to this sales and distribution channel adds credibility and will help maximize continued sales growth. Mr. Circosta is currently President of Bob Circosta Communications Inc, the leader in Direct Response Retailing, on-air talent training, motivational speaking and sales training. Ed McMahon, Vanna White, Frankie Avalon and other savvy, international celebrities' credit Bob with sharpening their abilities to power sell. Top-tier corporations like Guthy-Renker, HSN and TRISTAR Products also have turned to Bob to energize sales and profits. His unique approach has likewise been the subject of NBC's DATELINE and ABC's Good Morning America. Bob helped create the home shopping craze and served as Home Shopping Network's Vice President of Sales and Vice President of Sales Training and Development. In addition, SecureView continues to be sold via Internet and catalog retailers.

The Company continued development of its new mid-ware security solution for the SOHO (Small Office Home Office) market in the quarter. This product, the PLVS Plus Pro System(TM) and PLVS Plus System(TM) will focus on the multi-camera/alarm/recording market which according to market research expects products priced lower than one thousand dollars for a 3-4 node system. This product will start at a basic system price of approximately $149.00 and will allow the customer to purchase component system devices such as baby monitors, sensors, alarms, and outdoor video cameras with recording capabilities all priced from $49.00 - $199.00. This product will be focused on two levels of application; the home DIY installation and the professionally installed systems. The professionally installed system will come with many enhanced settings, connectivity solutions, and attachment devices while the home DIY installed units will focus on ease of installation. Prototype testing of the PLVS Plus System and presentations to OEDs began in the quarter. Testing results and additional product feature requests from OEDs resulted in additional product refinements by the product development engineers. As a result the Company anticipates having products samples available in the 4th quarter with initial production available in the 1st quarter 2005. During the quarter, the Company has been actively presenting the prototype PLVS Plus System demonstrations to customers and OED partners on both the national and international levels. The response has been positive and the Company is in active negotiation with many of these clients to contract distribution in both the consumer and professional security market segments. The Company believes we can secure a contract after the final product samples have been provided for final testing and certification by the client.

As previously discussed in the Company's 2003 10-KSB, the Company has successfully completed the installation and deployment of its first digital security system. This system comprises 21 total cameras, both fixed and pan-tilt-zoom (PTZ), operating over power line, twisted pair, and coaxial wiring. The monitoring-control-storage component allows the user to simultaneously view, record, and control each of the 21 cameras. The systems capacity allows storage of up to 30 days of digital recording for each camera. To move the project forward, the customer has requested that the Company collaborate with their current digital security provider to provide an interface to the hard wire digital systems currently deployed to allow for seamless installations and to eliminate the need for loss prevention personnel training on new viewing software. The software development to accomplish this specification continued in the quarter and the 3rd party provider for the customer has begun the necessary hardware changes to accommodate the Company's digital security system. In addition, the Company continued its research and development of digital products to incorporate coding and decoding (codec) technology licensed from On2 Technologies Inc. utilizing the license agreement completed and announced in the fourth quarter of 2003. The Company further defined several strategic initiatives aimed at the surveillance, security, and video-on-demand (VOD) markets. All of these products will use PowerLinx's patented technology for sending audio and video over power lines, twisted pair wires, and coaxial cable in AC and DC environments on any power grid. This technology is expected to be paired with On2's revolutionary VP6 codec and TrueCast software. The VOD offering will enable set-top boxes in hotels and multiple dwelling units that are equipped with PowerLinx transceivers to stream VP6 video from remote TrueCast Servers. This will permit customers to set up VOD without rewiring buildings for dedicated Ethernet connectivity. Rewiring costs are often the largest capital expense for setting up such entertainment systems in large buildings. For the commercial surveillance and security markets, On2's VP6 codec will be used to compress, store, and serve video from PowerLinx Digital security cameras. PowerLinx technology will allow the compressed video to be sent, via the power lines, to a PC for viewing and recording. This product will be aimed at the OEM security market. The last initiative will encompass the PLVS Plus System(TM).

The Company executed a purchase agreement with Universal General Corporation
(UGC) to purchase the Company's patented digital powerline surveillance systems. The contract calls for the purchase of 10,000 digital powerline surveillance base systems with the ability to purchase as needed add-on digital powerline cameras based on UGC's installation site needs. The digital powerline base systems are offered in three grades of camera quality which include a Company produced camera and two other outsourced cameras. UGC will determine the camera grade required based on the specifications for the respective installation sites. Initially, UGC informed the Company the base systems will be deployed in various classified applications for several markets. The base system will include encoder servers, encryption capabilities and viewing software. Depending on the final mix of the digital powerline cameras ordered, the total value of the purchase contract may range from $23M to $47M over the next three years covered by the agreement. To date, the Company has shipped 20 systems against the contract which include all three grades of cameras contracted. Further, UGC has provided specifications for other more sophisticated cameras which may be procured by the Company for future substitution into the system which may have a positive affect on the overall value of the contract. The Company has also begun discussions for development of product/project solutions for other UGC contracts and projects. The current complete contract may be found in the Form 8-K filing dated September 23, 2004.

Further, the Company enlisted the services of LaunchPower, www.launchpower.com, to supplement our sales and marketing efforts in the government sector. LaunchPower joins our government relations agency, Alcalde & Fay, in bringing the Company powerline product solutions to the forefront in this very important market segment for the Company. LaunchPower's President & CEO, Col. (Retired) James Opfer, and his team expect to focus on selling digital powerline security systems while building awareness for our PLVS safety systems and connectivity products which all use patented powerline technologies. LauchPower has developed a successful track record helping leading edge technology firms to deliver solutions to meet government commercial and defense security needs. In addition, The Company has hired Stephen I. Mushahwar who was instrumental in securing the UGC contract, as Vice President of Government Sales to oversee and lead the Company in this market segment.

Sales and installations of the Company's PowerLine Vision Systems (PLVS) (TM) experienced a slowdown during the quarter ended September 30, 2004. The product continues to be extremely reliable as the Company is not aware of any failures in any Company installed systems to date and loss savings have been significant as there has not been a back-up accident reported to the Company on any vehicle with a PLVS system installed since the initial installations began in September 2003. Initially, as communicated in previous filings, truck fleets including Ryder, Sysco Foods, McKenzie Tank Lines, and McLane Trucking purchased and installed test units for evaluation of performance and property loss savings. Of these fleets, Ryder and Sysco have ordered and installed additional units while the remaining fleets and new customers continue to purchase and evaluate the systems. In addition to Ryder and Sysco, the Company now has approximately 26 fleet customers who have purchased and installed systems which include McLean Trucking, US Foods, E-One, McKinsey, Integris, and Perdue. The Company believes the slowdown in sales is temporary as the Company continues to increase customer contacts with the addition of new sales force members' nationwide and continued lead generation by Winn Technologies, Inc. The expansion of the sales force has resulted in an increase in the number of proposals presented nationwide from six in the 2nd quarter to sixty in the 3rd quarter representing several million dollars in potential future sales. The prospective customers continue to validate the strong appeal of using video safety systems for loss savings in the trucking industry. However, action on closing of these proposals are being delayed and/or postponed for a number of reasons which the Company believes is not related to the product pricing or performance. In the third quarter, some localized Florida installations were delayed due to the hurricane activity in the state. In addition, our current and potential customers are experiencing budgetary limitations as a result of the effects of new overtime laws for drivers and the increase in fuel prices. The Company is working on several leasing options which may be able to meet our customer's budgetary constraints. The Company continues expanded selling efforts in the recreational vehicle market. Forest River, Inc. currently offers the PLVS systems as an option on two of their 2005 Class B/C models and Americamp has now added the PLVS System as an option for their products in 2005. Airstream began pre-wiring connectors for the PLVS System on all 2005 trailers and providing Company information and product marketing materials in the customer manuals and dealer information. The Company added 14 new dealers bringing the total to approximately 26 dealers nationwide. The PLVS system continues to be sold through the following RV wholesale distributors: Aralax (Canada), Stagparkway, WinnTron Technologies, and RadarBusters. Alcalde & Fay, the Company's government relations firm continues to work on the implementation of a formal study of the rear vision safety solution. The Company is also seeking preferred vendor status with several fleets along with continuing sales development with OEM's, distributors and dealers.

The Company launched its Hotel and Multiple Dwelling Unit business segment in May 2004 with the announcement of the strategic alliance agreement with Choice Hotels International, one of the largest hotel franchise companies in the world with more than 5,000 hotels, inns, all-suite hotels and resorts open and under development in 44 countries under the Comfort Inn, Comfort Suites, Quality, Clarion, Sleep Inn, Rodeway Inn, Econo Lodge and MainStay Suites brand names. The Business: High Speed Internet Access (HSIA) & Video On Demand (VOD) delivery systems for Hotels and Multi Dwelling Units (MDU's) market. The Company has developed and designed High Speed Internet Access (HSIA) & Video On Demand (VOD) delivery systems for the Hospitality and Multi Dwelling Units (MDU) markets which utilize powerline communications (PLC), Cat 3 & Cat 5 ADSL, wireless along with hybrids and combinations of these technologies. The Company also expects to develop a coaxial cable application for our products later this year. The Company has installed systems in thirty-six properties through the 3rd quarter.

These properties not only include Choice Hotel brands but Holiday Inn, Holiday Inn Express, Best Western, Hampton Inn, Ramada Inn and others. The high speed internet mandate for Choice Hotels International properties was distributed to their franchisees for Comfort Suites, Clarion and Sleep Inn in mid-August. Choice Hotels International followed the mandate with their internal marketing campaign which the Company complemented via mail and fax sales efforts and tele-marketing by Winn Technology Group, Inc. Further, the Company attended four regional Choice Hotels International supplier and services trade shows during the quarter. In addition, the Company ran promotional advertising in the ECRM Newsletter, Primary Source Magazine, Choice Times and Choice Buys.com to promote HSIA. The Company secures an installation and service contract with a deposit from the customer. Once the ISP provider has installed the specified high-speed internet connection, the Company completes the installation and bills the customer for the remainder of the installation fees. The Company currently has approximately 30 properties contracted in the queue for final installation.

The Company also continues to hire associates primarily in sales and engineering to support future sales growth and expanding research and development projects. A key addition to the engineering team included the hiring of Marvin D. Scaff as Director of Software & Information Technology. Mr. Scaff brings extensive experience and expertise to the Company and is well respected in the industry. He has been very involved in the development of the Company's new home monitoring systems and new digital security systems. He joins our current Director of Digital Engineering, Steven R. Rumbaugh in leading our product engineering group. Mr. Scaff is a software entrepreneur and technologist. In his 25 years of experience, Scaff has served as a founder, chief executive officer and chief technology officer. Scaff has shipped six 1.0 products, and played a significant role in several successful companies.

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


                                                     Three months ended                        Nine months ended
                                                        September 30,                            September 30,
                                               2004                   2003                    2004             2003

Reported net loss                       $   (1,561,174)        $   (1,062,295)        $   (3,435,481)   $   (2,993,415)

Add:
     Depreciation                       $       24,338         $       15,972         $       68,206    $       47,150
     Amortization                       $      138,950         $      114,822         $      393,594    $      344,466
                                        $            -         $            -         $            -    $            -
     Taxes

Net loss before interest, taxes,
  depreciation & amortization           $   (1,397,886)        $     (931,501)        $   (2,973,681)   $   (2,601,799)

Add stock-based compensation:           $       47,465         $      123,497         $      635,214    $      223,517

Pro forma net loss                      $   (1,350,421)        $     (808,004)        $   (2,338,467)   $   (2,378,282)


SUBSEQUENT EVENTS

The Company has received written correspondence from Satius, Inc., licensor of certain analog technologies used by the Company, terminating its license agreement with the Company due to alleged deficiencies. The Company has forwarded the correspondence to its legal counsel for review and response. (See also Item 6 (b) Reports on Form 8-K.

Other achievements following the 3rd Quarter ended September 30, 2004:

     o The Company launched a wholly owned subsidiary LinxComm, LLC. LinxComm, through agreements with various Local Exchange Carriers and Competitive Local Exchange Carriers, expects to build a portfolio of Telecommunications products that will meet the specific needs of our customers especially in the hospitality market where The Company currently sells powerline internet connectivity products. LinxComm allows PowerLinx to provide a one-stop shopping service to hotel and multiple dwelling unit property by providing telecom, internal broadband connectivity, digital video-on-demand, and powerline security products and services.

     o The Company enlisted the services of Asymmetric Communications, Ltd., to provide product certification services and to develop distribution channels in the European Union. The Company intends to develop international markets following the successful launch of the United States version of SecureView family of products for home monitoring systems, PLVS Plus, followed by the other product lines. To prepare to launch this product range within the European and other markets, the Company is required to ensure that the products meet the needs of the EU and to obtain the mandatory CE approvals and marks along with other approvals for counties outside of the EU and USA.

     o The Company enlisted WinTron Technologies, www.wintrontech.com, to market and distribute PowerLinx security and transportation vision systems. Initially, WinTron will offer the SecureView(TM), "camera in a light bulb" and PowerLine Vision Systems(TM) (PLVS) to its customers.



RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

NET REVENUE. Net revenue increased 6% from $1,043,184 for the nine months ended September 30, 2003 to $1,107,450 for the nine months ended September 30, 2004. Marine product segment sales were $161,249 or 15% of total revenues for the nine months ended September 30, 2004 compared to $274,737, or 26% of total revenues, for the nine months ended September 30, 2003. Overall, marine product sales decreased $113,488, or 41%. Security product segment sales were $453,185 or 41% of total revenues for the nine months ended September 30, 2004 compared to $546,671, or 52% of total revenues, for the nine months ended September 30, 2003. Overall, security product sales decreased $93,486, or 17%. DC Transportation product segment sales were $257,058, or 23% of total revenues for the nine months ended September 30, 2004 compared to $221,776, or 21% of total revenues for the nine months ended September 30, 2003. Overall, DC Transportation product sales increased $35,282, or 16%. Hotel & MDU Connectivity product segment sales were $235,958, or 21% of total revenues for the nine months ended September 30, 2004. The Hotel & MDU Connectivity product segment is a new segment, with initial revenues recorded during the quarter ended June 30, 2004, therefore, no comparison to prior periods can be made. The decrease in the marine product segment sales was due to a reduction in the number of regional boat shows at which the Company participated in the period ended September 30, 2004 as the Company has focused its resources on its power line products. The decrease in revenues for the security products segment was directly attributable to the postponement of 3rd Quarter ended September 30, 2004 shipments due to the severely adverse weather conditions in Florida during the period. The weather conditions also affected DC transportation product shipments and installations, although revenues increased slightly from the prior period.


COST OF GOODS SOLD. Cost of Goods sold decreased 12% from $780,399 (including inventory write-down) for the nine months ended September 30, 2003 to $688,444 for the nine months ended September 30, 2004. As a percentage of net revenue, cost of goods sold decreased to 62% for the nine months ended September 30, 2004 from 75% (including inventory write-down) for the nine months ended September 30, 2003. Cost of goods sold for the marine products segment decreased $51,845 or 39%, from $133,122 for the nine months ended September 30, 2003 to $81,277 for the same period ended in 2004. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 48% for the nine months ended September 30, 2003 to 50% for same period ended in 2004. Cost of goods sold for the security products segment decreased $239,223 or 42%, from $574,392 (including inventory write-down) for the nine months ended September 30, 2003 to $335,169 for the same period ended in 2004. As a percentage of revenue, cost of goods sold for the security product segment decreased from 105% (including inventory write-down) for the nine months ended September 30, 2003 to 74% for same period ended in 2004. Cost of goods sold for the DC Transportation product segment increased $43,550 or 60% from $72,884 for the nine months ended September 30, 2003 to $116,434 for the same period ended in 2004. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment increased from 33% for the nine months ended September 30, 2003 to 45% for same period ended in 2004. Cost of goods sold for the Hotel & MDU Connectivity product segment was $155,564, or 66% as a percentage of net revenues, for the nine months ended September 30, 2004. The Hotel & MDU Connectivity product segment is a new segment, with initial revenues recorded during the quarter ended June 30, 2004, therefore, no comparison to prior periods can be made.

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

GROSS PROFIT MARGIN. Gross profits on sales for the nine months ended September 30, 2004 amounted to $419,006, or 38% of net revenues, compared to $262,785(including inventory write-down), or 25% of net revenues, for the nine months ended September 30, 2003. The marine products segment contributed $79,972 and $141,615 of the total gross profit for the nine months ended September 30, 2004 and 2003, respectively. The security products segment contributed $118,016 and $(27,721) (including inventory write-down) of the total gross profit for the nine months ended September 30, 2004 and 2003, respectively. The DC Transportation product segment contributed $140,624 and $148,892 of the total gross profit for the nine months ended September 30, 2004 and 2003, respectively. The Hotel & MDU Connectivity product segment contributed $80,394 of the total gross profit for the nine months ended September 30, 2004. The Hotel & MDU Connectivity product segment is a new segment, with initial revenues recorded during the quarter ended June 30, 2004, therefore, no comparison to prior periods can be made. The gross profit percentage for the marine products segment decreased from 52% for the nine months ended September 30, 2003 to 50% for the nine months ended September 30, 2004. The gross profit percentage for the security products segment increased from (5)%(including inventory write-down)for the nine months ended September 30, 2003 to 26% for the nine months ended September 30, 2004. The gross profit percentage for the DC Transportation products segment decreased from 67% for the nine months ended September 30, 2003 to 55% for the nine months ended September 30, 2004. The gross profit for the Hotel & MDU Connectivity product segment was 34%.

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


SALARIES AND WAGES. Salaries and Wages increased 49% from $624,000 for the nine months ended September 30, 2003 to $928,696 for the nine months ended September 30, 2004. The increase was due to the continued hiring of additional sales associates for the DC Transportation division and for the new Hotel & MDU Connectivity division. Salary and Wages is comprised of employee wages and stock compensation. During the nine months ended September 30, 2004 salaries and wages included $15,500 in stock based compensation.

PROFESSIONAL FEES. Professional and consulting fees increased 80% from $410,600 for the nine months ended September 30, 2003 to $739,651 for the nine months ended September 30, 2004. The increase was due the hiring of a lobbying group related to the promotion of the Company's DC Transportation products, consulting fees for government sector sales leads for the Company's security products, consulting fees associated with the improvement of the Company's IT infrastructure, fees for the Company's investor relations firm, attorneys fees associated with the filing of Company registration statements for both its convertible preferred and common stock equity offerings, and compensation to the Company's Board of Directors. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. During the nine months ended September 30, 2004, professional fees included $211,880 of non-cash stock based compensation.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased 18% from $391,616 for the nine months ended September 30, 2003 to $461,801 for the nine months ended September 30, 2004. The increase is attributable to the amortization of a new software license acquired on December 31, 2003 & August 5, 2004, and the acquisition of intellectual property relating to the Company's digital technology on January 20, 2004 (See Note 6 to the financial statements for complete discussion).

RESEARCH & DEVELOPMENT. Research and development expense increased 398% from $96,700 for the nine months ended September 30, 2003, to $481,755 for the nine months ended September 30, 2004. The increase was attributable to increased funding for the development of the Company's new PLVS+ consumer and commercial digital security systems, technological upgrades to the Company's PLC rear-vision systems, and continued development of the Company's high speed connectivity product for the Hotel/MDU Connectivity products segment. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of the Company's research and development costs and efforts are dedicated to the development of the security (both analog and digital), DC Transportation, and Hotel & MDU Connectivity product segments. For the nine months ended September 30, 2004, of the total Research & Development expenditures, $383,744 or 80% was for development in the security product segment, $27,668 or 6% for development in the DC Transportation product segment, and $70,343, or 14% for development in the Hotel & MDU Connectivity product segment. The cost of the Company's research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years. For the nine months ended September 30, 2004, research and development expense included $163,179 in non-cash based stock compensation.

ADVERTISING AND PROMOTION. Advertising and promotions decreased 12% from $94,951 for the nine months ended, September 30, 2003 to $84,012 for the nine months ended, September 30, 2004. The decrease was due directly to a reduction in trade show attendance in both the marine and security product segments. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions. The Company expects advertising and promotions expense to increase in future financial periods.

RENT AND UTILITIES. Rent and utilities increased 42% from $80,769 for the nine months ended, September 30, 2003 to $114,450 for the nine months ended, September 30, 2004. The increase is due to the addition of leased office space in California and South Carolina as discussed below. The Company leases approximately 2,600 square feet in Tierra Verde, Florida that serves as its corporate headquarters. The lease is currently on a month to month basis which began on July 1, 2003 after the original one year lease expired. The Company also leases space in Clearwater, Florida, for its distribution and warranty & repair center. On May 15, 2004, the Company signed a one year lease and prepaid the rent for the entire year through the issuance of 85,000 shares of restricted common stock (See note 9 to the financial statements. On April 1, 2004 he Company signed a one year lease for office space in Pleasant Hill, California to house its Research & Development staff. On May 1, 2004, the Company signed a one year lease for office space in Myrtle Beach, South Carolina to house its sales staff for the Company's Hotels & MDU Connectivity division. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

POSTAGE & DELIVERY EXPENSE. Postage & delivery expense decreased 44% from $127,764 for the nine months ended September 30, 2003 to $71,206 for the nine months ended September 30, 2004. The decrease was attributed to a reduction in expedited freight charges and an increase in the volume of product sold under FOB Clearwater, FL terms. Freight & delivery expenses include packaging supplies, postage, and freight costs associated with both administrative and distribution functions.

ROYALTIES EXPENSE. Royalties' expense increased 50% from $150,000 for the nine months ended September 30, 2003 to $225,000 for the nine months ended September 30, 2004. The increase is a result of a scheduled increase in minimum royalty fees associated with the Company's license agreement with Satius, Inc. Royalties expense includes royalty payments made to licensors under contractual license agreements for the use of intellectual property.

FINANCING FEES EXPENSE. Financing fees expense was $264,782 for the nine months ended September 30, 2004. Financing fees was not used as an expense classification in prior reporting periods. Financing fees are associated with commissions paid, and warrants issued, to brokers or lenders in conjunction with the Company's convertible preferred and common stock private equity offerings, and loan arrangements (See Note 9 to the financial statements).

OTHER EXPENSES. Other expenses increased 74% from $241,265 for the nine months ended September 30, 2003 to $419,299 for the nine months ended September 30, 2004. The increase was due to three factors. First, travel expenses increased due to the additional sales staff added during the fiscal period and management's travel to China and Korea for research & development and supplier arrangements. Second, the Company incurred additional insurance premiums with the addition of a directors & officers policy acquired in November of 2003. Third, the Company outsourced customer service and sales lead generation to a local call center. Other expenses include travel, supplies, property taxes, insurance, bank charges, temporary labor, outsourced labor, and various other expenses that are classified as miscellaneous.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

NET REVENUE. Net revenue decreased 53% from $422,219 for the three months ended September 30, 2003 to $196,538 for the three months ended September 30, 2004. Marine product segment sales were $21,546 or 11% of total revenues for the three months ended September 30, 2004 compared to $66,675, or 16% of total revenues, for the three months ended September 30, 2003. Overall, marine product sales decreased $45,129, or 68%. Security product segment sales were $44,640 or 23% of total revenues for the three months ended September 30, 2004 compared to $284,231, or 67% of total revenues, for the three months ended September 30, 2003. Overall, security product sales decreased $239,591, or 84%. DC Transportation product segment sales were $19,765, or 10% of total revenues for the three months ended September 30, 2004 compared to $71,313, or 17% of total revenues for the three months ended September 30, 2003. Overall, DC Transportation product segment sales decreased $51,548, or 72%. Hotel & MDU Connectivity product segment sales were $110,587, or 56% of total revenues for the three months ended September 30, 2004. The Hotel & MDU Connectivity product segment is a new segment, with initial revenues recorded during the quarter ended June 30, 2004, therefore, no comparison to prior periods can be made. The decrease in the marine product segment sales was due to a reduction in the number of regional boat shows at which the Company participated in the period ended September 30, 2004 as the Company has focused its resources on its power line products. The decrease in revenues for both the security products segment and the DC transportation products segment was directly attributable to the postponement of 3rd Quarter ended September 30, 2004 shipments due to the severely adverse weather conditions in Florida during the period. In addition, the sales plan for the DC transportation division focused mainly on large commercial fleets for which the sale cycle is longer due to capital expenditure approval processes for various potential customers.

COST OF GOODS SOLD. Cost of Goods sold decreased 58% from $311,427 (including inventory write-down) for the three months ended September 30, 2003 to $129,912 for the three months ended September 30, 2004. As a percentage of net revenue, cost of goods sold decreased to 66% for the three months ended September 30, 2004 from 74% (including inventory write-down) for the three months ended September 30, 2003. Cost of goods sold for the marine products segment decreased $24,135 or 68%, from $35,338 for the three months ended September 30, 2003 to $11,203 for the same period ended in 2004. As a percentage of net revenue, cost of goods sold for the marine product segment decreased from 53% for the three months ended September 30, 2003 to 52% for same period ended in 2004. Cost of goods sold for the security products segment decreased $227,594 or 86%, from $263,584 (including inventory write-down) for the three months ended September 30, 2003 to $35,990 for the same period ended in 2004. As a percentage of revenue, cost of goods sold for the security product segment decreased from 93% (including inventory write-down) for the three months ended September 30, 2003 to 81% for same period ended in 2004. Cost of goods sold for the DC Transportation product segment decreased $3,018 or 24% from $12,505 for the three months ended September 30, 2003 to $9,487 for the same period ended in 2004. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment increased from 18% for the three months ended September 30, 2003 to 48% for same period ended in 2004. Cost of goods sold for the Hotel & MDU Connectivity product segment was $73,232, and 66% as a percentage of net revenues, for the three months ended September 30, 2004. The Hotel & MDU Connectivity product segment is a new segment, with initial revenues recorded during the quarter ended June 30, 2004, therefore, no comparison to prior periods can be made.


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

GROSS PROFIT MARGIN. Gross profit on sales for the three months ended September 30, 2004 amounted to $66,626, or 34% of net revenues, compared to $110,792(including inventory write-down), or 26% of net revenues, for the three months ended September 30, 2003. The marine products segment contributed $10,343 and $31,337 of the total gross profit for the three months ended September 30, 2004 and 2003, respectively. The security products segment contributed $8,560 and $20,647 (including inventory write-down) of the total gross profit for the three months ended September 30, 2004 and 2003, respectively. The DC Transportation products segment contributed $10,278 and $58,808 of the total gross profit for the three months ended September 30, 2004 and 2003, respectively. The Hotel & MDU Connectivity product segment contributed $37,355 of the total gross profit for the three months ended September 30, 2004. The Hotel & MDU Connectivity product segment is a new segment, with initial revenues recorded during the quarter ended June 30, 2004, therefore, no comparison to prior periods can be made. The gross profit percentage for the marine products segment increased from 47% for the three months ended September 30, 2003 to 48% for the three months ended September 30, 2004. The gross profit percentage for the security products segment increased from 7%(including inventory write-down)for the three months ended September 30, 2003 to 19% for the three months ended September 30, 2004. The gross profit percentage for the DC Transportation products segment decreased from 82% for the three months ended September 30, 2003 to 52% for the three months ended September 30, 2004. The gross profit percentage for the Hotel & MDU Connectivity product segment was 34%.

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

SALARIES AND WAGES. Salaries and Wages increased 91% from $183,137 for the three months ended September 30, 2003 to $350,410 for the three months ended September 30, 2004. The increase was due to two factors. The increase was due to the continued hiring of additional sales associates for the DC Transportation division and for the new Hotel & MDU Connectivity division. Salary and Wages is comprised of employee wages and stock compensation. During the three months ended September 30, 2004 salaries and wages included $15,500 in stock based compensation.

PROFESSIONAL FEES. Professional and consulting fees increased 110% from $130,632 for the three months ended September 30, 2003 to $274,260 for the three months ended September 30, 2004. The increase was due the hiring of a lobbying group related to the promotion of the Company's DC Transportation products, consulting fees for government sector sales leads for the Company's security products, consulting fees associated with the improvement of the Company's IT infrastructure, fees for the Company's investor relations firm, attorneys fees associated with the filing of Company registration statements for both its convertible preferred and common stock equity offerings, and compensation to the Company's Board of Directors. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. During the three months ended September 30, 2004, professional fees included $51,250 of non-cash stock based compensation.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased 24% from $132,044 for the three months ended September 30, 2003 to $163,289 for the three months ended September 30, 2004. The increase is attributable to the amortization of a new software license acquired on December 31, 2003 & August 5, 2004, and the acquisition of intellectual property relating to the Company's digital technology on January 20, 2004 (See Note 6 to the financial statements for complete discussion).

RESEARCH & DEVELOPMENT. Research and development expense increased 651% from $40,559 for the three months ended September 30, 2003, to $304,525 for the three months ended September 30, 2004. The increase was attributable to increased funding for the development of the Company's new PLVS+ consumer and commercial digital security systems, technological upgrades to the Company's PLC rear-vision systems, and continued development of the Company's high speed connectivity product for the Hotel/MDU Connectivity products segment. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of the Company's research and development costs and efforts are dedicated to the development of the security (both analog and digital), DC Transportation, and Hotel & MDU Connectivity product segments. For the three months ended September 30, 2004, of the total Research & Development expenditures, $238,999 or 78% was for development in the security product segment, $20,168 or 7% for development in the DC Transportation product segment, and $45,359, or 15% for development in the Hotel & MDU Connectivity product segment. The cost of the Company's research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years. For the three months ended September 30, 2004, research and development expense included $89,110 in non-cash based stock compensation.

ADVERTISING AND PROMOTION. Advertising and promotions increased 8% from $29,210 for the three months ended, September 30, 2003 to $31,490 for the three months ended, September 30, 2004. The increase was due directly to advertising costs promoting the DC Transportation products segment. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions. The Company expects advertising and promotions expense to increase in future financial periods.

RENT AND UTILITIES. Rent and utilities increased 50% from $32,402 for the three months ended, September 30, 2003 to $48,748 for the three months ended, September 30, 2004. The increase is due to the addition of leased office space in California and South Carolina as discussed below. The Company leases approximately 2,600 square feet in Tierra Verde, Florida that serves as its corporate headquarters. The lease is currently on a month to month basis which began on July 1, 2003 after the original one year lease expired. The Company also leases space in Clearwater, Florida for its distribution and warranty & repair center. On May 15, 2004, the Company signed a one year lease and prepaid the rent for the entire year through the issuance of 85,000 shares of restricted common stock (See note 9 to the financial statements. On April 1, 2004 he Company signed a one year lease for office space in Pleasant Hill, California to house its Research & Development staff. On May 1, 2004, the Company signed a one year lease for office space in Myrtle Beach, South Carolina to house its sales staff for the Company's Hotels & MDU Connectivity division. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

POSTAGE & DELIVERY EXPENSE. Postage & delivery expense decreased 62% from $50,620 for the three months ended September 30, 2003 to $19,180 for the three months ended September 30, 2004. The decrease was attributed to a reduction in expedited freight charges and an increase in the volume of product sold under FOB Clearwater, FL terms. Freight & delivery expenses include packaging supplies, postage, and freight costs associated with both administrative and distribution functions.

ROYALTIES EXPENSE. Royalties' expense increased 25% from $60,000 for the three months ended September 30, 2003 to $75,000 for the three months ended September 30, 2004. The increase is a result of a scheduled increase in minimum royalty fees associated with the Company's license agreement with Satius, Inc. Royalties expense includes royalty payments made to licensors under contractual license agreements for the use of intellectual property.

FINANCING FEES EXPENSE. Financing fees expense was $140,676 for the three months ended September 30, 2004. Financing fees was not used as an expense classification in prior reporting periods. Financing fees are associated with commissions paid, and warrants issued, to brokers or lenders in conjunction with the Company's convertible preferred and common stock private equity offerings, and loan arrangements (See Note 9 to the financial statements).


OTHER EXPENSES. Other expenses increased 70% from $114,915 for the three months ended September 30, 2003 to $195,573 for the three months ended September 30, 2004. The increase was due to three factors. First, travel expenses increased due to the additional sales staff added during the fiscal period and management's travel to China and Korea for research & development and supplier arrangements. Second, the Company incurred additional insurance premiums with the addition of a directors & officers policy acquired in November of 2003. Third, the Company outsourced customer service and sales lead generation to a local call center. Other expenses include travel, supplies, property taxes, insurance, bank charges, temporary labor, outsourced labor, and various other expenses that are classified as miscellaneous.


LIQUIDITY & CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred net losses of $3,435,481 and $2,993,415 during the nine months ended September 30, 2004 and 2003, respectively. In addition, during those periods, the Company has used cash of $3,077,638 and $2,288,609, respectively, in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has devoted significant efforts in the further development and marketing of products in its Security Products Segment, which, while now showing improved revenues cannot yet be characterized as sufficient to fund operations for any period of time.

The Company's ability to continue as a going concern may be dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security, DC Transportation, and Hotel/MDU Connectivity Products Segment products and (iii) ultimately the achievement of profitable operations. During the nine months ended September 30, 2004, the Company raised $1,315,000 from the sale of convertible preferred securities and $3,240,625 from the sale of common stock through private equity placements. There can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the nine months ended September 30, 2004 the Company funded its losses from operations through the following vehicles:

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

     o The receipt of $3,240,625 in proceeds through private equity offerings exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The private placement consisted of three separate offerings at $.1275, $.1350, and $.1750 per share. In addition, investors received warrants to purchase additional shares of common stock in the Company exercisable at $.50 per share, with five year expiration. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration was filed on October 15, 2004 and became effective on October 29, 2004 (See note 9 to the financial statements).


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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

Litigation, claims and assessment:

On October 28, 2002, the Company is a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleges breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company intends to vigorously contest the claim. As of September 30, 2004, the matter is in the stage of discovery and it is too early to determine the ultimate outcome.

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

The SEC's Staff, in accordance with Rule 5(c) of the Commission's Rules of Informal and Other Procedures, 17 C.F.R. ss.202.5(c), have afforded the Company the opportunity to make a "Wells Submission" regarding the Staff's intended recommendations. The Company retained its current counsel to complete the Wells Submission which it submitted to the SEC on March 15, 2004, on behalf of Powerlinx, Inc., Douglas Bauer, George Bernardich, and James R. Cox. The Compnay and its counsel believes that there are meritorious factual, legal and policy reasons why the Staff's recommendation should not be followed by the Commission.

Counsel has notified the Company that as a result of the Wells Submission, the staff may modify its recommendations to the Commission; however, the Company has no specific details as to what those modifications will be or whether they would be accepted by the commission. The Company is currently waiting for the SEC for further correspondence on the matter.

If the Staff's present recommendation were submitted to the commission, and were accepted by the Commission; and a civil injunctive action were to be subsequently filed against the Company, no decision has been made at this time as to whether the Company would vigorously defend that matter, or would seek to reach a negotiated settlement. The Staff has informally advised counsel of their belief that if they were successful in litigating this matter, a civil penalty in excess of $100,000 could be imposed against the Company. However, counsel believes that there are numerous mitigating factors, which could cause this amount to be reduced, even if the Company's efforts to defend the suit were unsuccessful. Therefore it is impossible at this time to estimate the likelihood of an unfavorable outcome, or to estimate the amount of any such loss from this matter. Accordingly, no liability, if any that might result from the resolution of this matter has been recorded in the financial statements.


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

During the nine months ended September 30, 2004, 232,500 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. The Company received total proceeds from the offering of $23,250 in 2003. The $3,250 stock subscription receivable at December 31, 2003 was from a 2003 private placement and it was paid in full as of September 30, 2004.

On March 31, 2004, the Company issued 456,380 shares of common stock to accredited investors in connection with the equity unit issuance (see Note 9 to the financial statements).

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

On August 5, 2004, the Company issued 272,500 shares of restricted common stock for financing fees relating to short-term loans made to the Company in June of 2004.

On August 16, 2004, the Company sold to accredited investors an aggregate of 12,831,373 shares of common stock for an aggregate purchase price of $1,636,000. In addition, warrants to purchase an additional 1,924,707 shares of common stock were issued in conjunction with the offering. The warrants have an exercise price of $.50 per share and expire on June 30, 2009. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration was filed on October 15, 2004 and became effective on October 29, 2004 (See note 9 to the financial statements).

On August 23, 2004, the Company issued 100,000 share of restricted common stock to employees for employment signing bonuses. The transaction was valued at the closing market price of the Company's stock on the date of grant, or $15,500.

On August 23, 2004, the Company issued 187,500 shares of restricted common stock to two Company Director's as compensation for raising capital for the Company through private equity placements. The transaction was valued at the closing market price of the Company's stock on the date of grant, or $31,875.

On August 23, 2004 the Company issued 13,199 shares of restricted common stock to investors for the conversion of $1,795 of accrued interest relating to the Company's convertible preferred stock offering.

On September 10, 2004, the Company sold to accredited investors an aggregate of 6,312,037 shares of common stock for an aggregate purchase price of $852,125. In addition, warrants to purchase an additional 946,806 shares of common stock were issued in conjunction with the offering. The warrants have an exercise price of $.50 per share and expire on June 30, 2009. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration was filed on October 15, 2004 and became effective on October 29, 2004 (See note 9 to the financial statements).

On September 17, 2004, the Company sold to accredited investors an aggregate of 4,300,000 shares of common stock for an aggregate purchase price of $752,500. In addition, warrants to purchase an additional 645,000 shares of common stock were issued in conjunction with the offering. The warrants have an exercise price of $.50 per share and expire on June 30, 2009. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration was filed on October 15, 2004 and became effective on October 29, 2004 (See note 9 to the financial statements).

On September 30, 2004 the Company issued 794,483 shares of restricted common stock for the conversion of 960,000 $.05 per share warrants issued in conjunction with the Company's convertible debenture financing in May, June, and July of 2003. The holder invoked a cashless exercise provision and therefore the Company received no cash proceeds in the transaction, but rather reduced the number of shares issued by 165,517 in accordance with the cashless exercise provision.

On September 30, 2004, the Company issued 2,224,000 shares of restricted common stock in conjunction with the acquisition of a software license agreement with On2 Technologies, Inc. The transaction was valued at $311,360.The Chief Executive Officer of On2 Technologies Inc, Douglas McIntyre, is also a member of the Pawerlinx, Inc Board of Directors.

On September 30, 2004, the Company issued 2,458,016 shares of free trading common stock for the conversion of 614,504 shares of the Company's preferred A stock, as a result of conversion notices received by the Company, from holders, on September 20, 2004. The conversion rate, in accordance with the terms and provisions of the offering (See note 9 to the financial statements) was $.25 per share.


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

            31.1 Certification by Chief Financial Officer pursuant to Sarbanes
                 -Oxley Section 302.

            31.2 Certification by Chief Executive Officer pursuant to Sarbanes
                 -Oxley Section 302.

            32.1 Certification by Chief Financial Officer pursuant to 18 U.S. C.
                 Section 1350

            32.2 Certification by Chief Executive Officer pursuant to 18 U.S. C.
                 Section 1350

       (b)  Reports on Form 8-K


            ------------------------------- ------------------------------------
            DATE OF REPORT                       ITEM REPORTED ON
            ------------------------------- ------------------------------------
            September 23, 2004              On September 20, 2004, the Company
                                            executed a Purchase Agreement with
                                            Universal General Corporation
                                            ("UGC"). UGC agreed to purchase a
                                            minimum of 10,000 PowerLinx Digital
                                            PowerLine Security System products
                                            over a three year period for a
                                            guaranteed minimum purchase price
                                            of an aggregate of $23,000,000.

                                            The term of the agreement is 3 years
                                            and each party may terminate the
                                            agreement upon breach of the
                                            contractual obligations.
            ------------------------------- ------------------------------------

            ------------------------------- ------------------------------------
            DATE OF REPORT                       ITEM REPORTED ON
            ------------------------------- ------------------------------------

            October 26, 2004                The Company has received written
                                            correspondence from Satius, Inc.,
                                            licensor of certain analog
                                            technologies used by the Company,
                                            terminating its license agreement
                                            with the Company due to alleged
                                            deficiencies. The Company has
                                            forwarded the correspondence to its
                                            legal counsel for review and
                                            response.
            ------------------------------- ------------------------------------

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on November 15, 2004.


                  POWERLINX, INC.




                  By: /s/ GEORGE S. BERNARDICH, III
                          -------------------------
                          GEORGE S. BERNARDICH, III
                          Chief Executive Officer

                  By: /s/ DOUGLAS BAUER
                          -----------------------
                          DOUGLAS BAUER
                          Chief Financial Officer