Form 10KSB
period 2004-12-31
POWERLINX INC
filed 2005-04-15
CIK 894536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
        [X] Annual REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                       or
        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

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

                             1700 66th Street North
                                    Suite 300
                          St. Petersburg, Florida 33710
               (Address of principal executive offices) (Zip Code)

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

                                                               Yes  [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year: $1,391,175.

     As of April 12, 2005, there were outstanding 174,376,130 shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price reported on the OTC Bulleting Board as of April 12, 2005 was $13,078,210.

    Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                   FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                      INDEX

                                     PART I

                                                                                         Page

Item 1.        Description of Business....................................................4
Item 2.        Description of Property....................................................14
Item 3.        Legal Proceedings..........................................................14
Item 4.        Submission of Matters to a Vote of Security Holders........................16

                                     PART II

Item 5.        Market for the Registrant's Common Equity and
               Related Stockholder Matters................................................16
Item 6.        Management's Discussion and Analysis or Plan of Operation..................19
Item 7.        Financial Statements.......................................................F-1
Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................................27
Item 8A.       Controls and Procedures....................................................27
Item 8B.       Other Information..........................................................27

                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance
               with Section 16(A) of the Exchange Act.....................................28
Item 10.       Executive Compensation.....................................................31
Item 11.       Security Ownership of Certain Beneficial Owners and Management.............35
Item 12.       Certain Relationships and Related Transactions.............................36
Item 13.       Exhibits...................................................................36

                                     PART IV

Item 14.       Principal Accountant Fees and Services.....................................36



SIGNATURES................................................................................38




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


OUR BUSINESS, SEGMENTS AND PRODUCTS

We develop, manufacture, and market, among other devices, products and applications developed to transmit voice, video, audio and data either individually or any and all combinations over power lines, twisted pair wires and coax in AC and DC power environments, on any and all power grids. We also develop, manufacture and market underwater video cameras, lights and accessories for the marine, commercial and consumer retail markets.

We are a leader in the field of powerline communications products (PLC). Our analog and digital powerline technology is at the core of its value proposition. These two transmission technology schemes allow us to take full advantage of a number of exciting and continually expanding market segments. These market segments currently consist of vehicle viewing systems; entertainment, networking and security products. With our expertise in analog and digital systems, we have combined our technology with our extensive sourcing expertise to provide the price competitive, quality products to the market. Our products provide the reliability, cost and ease of installation that the customers want in these market segments. This focus of reliability, cost and ease of installation provides us with a competitive advantage over its competitors.

We were engaged in four product segments in 2004:

     o    Security Products
          o    Digital
          o    Professional
          o    Consumer
     o    DC Transportation Products
     o    Marine Products
     o    Hotel/Multiple Dwelling Unit Products

The Security Products Segment develops, manufactures, markets and sells proprietary video security network devices and consumer electronic products that utilize patented technologies, licensed and owned by the Company, to retailers, commercial businesses, dealers, distributors, and original equipment manufacturers, throughout North America. The DC Transportation Products Segment develops, manufactures, markets, and sells powerline rear and side vision systems for all classes and types of vehicles in the transportation industry to fleets, dealers, distributors and original equipment manufacturers throughout North America. Our Marine Products Segment develops, manufactures, markets and sells underwater video cameras, lighting and accessories principally to dealers and distributors in recreational/professional marine and fishing markets worldwide. Our Hotel/Multiple Dwelling Unit Products Segment provides power line and wireless high speed internet access and telecommunications services to primarily hotels.

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

     b)   Business of Issuer: Professional

The professionally installed monitoring products group operates on analog technology which allows multiple devices to transmit a single color video signal along with simultaneous bi-directional audio and control commands. This product group is targeted to the professional installer, and provides a more affordable price point that that of the digital products group.

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

Principal products: Security

               a)   Digital Power line Security Systems

A typical commercial installation combines powerline carrier, twisted pair and coaxial cable to allow maximum flexibility in a new installation, or expansion of an existing video monitoring system. This would include parking areas (via powerline), remote areas of the interior (via twisted pair), and, in the case of expansion, repopulating the existing coaxial cable with additional new cameras. Viewing/recording software is compatible with Microsoft Windows 2000 and NT, and typically runs on a PC tower system with 1.5 terabytes of storage (approximately 45 days for a 20-camera system). Any composite or digital security camera can be interfaced with the system software. The system is compatible with most standard pan-tilt-zoom drivers. Our anticipated product line is as follows:

               o    PowerLinx(TM) Parking Lot Surveillance Systems

               o    PowerLinx(TM) In-Store Security Systems

               b)   Professional Power Line Security Systems

The professional products utilize analog technology. Anticipated for production in 3rd quarter of 2005, these products transmit color video, communicate bi-directionally, transmit audio, and control signals via powerline carrier. The control signals allow devices to be turned on-off from a central control point. A typical system controls remote devices such as: an outdoor light fixture/camera; video-audio baby monitor; doorbell camera-intercom; wall camera and desk camera. On-screen programming utilizing a standard television or video monitor, allows the user control of direct, sequential, or random viewing of any remote device. The system is self-configuring, and will recognize individual device ID's. The control module is equipped with various interface connectors (USB, Ethernet, and telephone modem). In addition to video monitoring, the system is expected to allow for motion detection, dry contact (door, window switches), and glass-break sensors.

               c)   Consumer Power Line Monitoring/Security Products

We have developed a surveillance camera utilizing the form factor of a common flood lamp. SecureView, the "powerline camera in a light bulb," The light-bulb camera is currently retailing in two forms, one for indoor use and one for outdoor use. The outdoor model is weatherproof. A "box set" adaptation enables the end-user to connect any external video camera to the PLC transmitting device, with the receiver-decoder "back end" unit identical to that of the light-bulb-camera system. The "box set" adaptation and "raw-board" circuitry are available to qualified Original Equipment Manufacturers (OEMs) and Value Added Resellers (VARs) within the trade, for inclusion in their own customized product offerings.

We anticipate the development of a broader suite of products to expand the functionality of the technology. We concluded that a new product design was needed to meet the demands of the retail consumer. Customer feedback dictated the need for multiple cameras, FM-quality audio, and on-off control features. The result was a new powerline communication product, PLVS Plus System(TM) which enables the customer to purchase, on a customized individual component basis, a complete home monitoring/security system. The new solution allows the consumer to combine a single base station with any combination of monochrome cameras. The base station is designed to control stand-alone receivers, and up to 20 other peripherals such as baby monitors and doorbell cameras. Each of these devices can be viewed directly, in sequence, or scanned via the programmable base station controller with a remote control. Initial form factor designs are expected to be completed in the 1st quarter of 2005 to allow our sourcing team to finalize the product for tooling, dye, and prototype testing in the 2nd quarter of 2005. Packaging and final production plans anticipated to be completed in the 3rd quarter of 2005, with the first products of this new series expected to be available to our retailers and customers by the 4th quarter of 2005. Our anticipated consumer product line is as follows:

               o Outdoor & Indoor SecureView(TM) Camera Systems MSRP $129.99 (est.)
               o    SecureView(TM) Box Set System MSRP $139.99 (est.)
               o    SecureView(TM) Pro Board Kit MSRP $129.99 (est.)
               o    SecureView(TM) Single Decoder MSRP $49.99 (est.)
               o    PLVS Plus(TM) Baby Monitoring System MSRP $199.99 (est.)
               o    PLVS  Plus(TM)  Door Bell  Monitoring  System  MSRP  $119.99
                    (est.)

               o    PLVS Plus(TM) Door Bell-Intercom System MSRP $179.99 (est.)
               o    PLVS Plus(TM) Basic Plug-In Camera MSRP $49.99 (est.)
               o    PLVS Plus(TM) Deluxe Desk Camera MSRP $79.99 (est.)
               o    PLVS Plus(TM) Base Station Controller MSRP $149.99 (est.)
               o    Extra PLVS Plus(TM) Decoders MSRP $39.99 (est.)
               o PLVS Plus(TM) Dual Floodlight Fixture w/ Built-in Camera MSRP $149.99(est.)

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

               a)   Digital Power Line Security Systems

Corporate security has been a highly visible market ever since 9/11. The market size for corporate security is in excess of $20 Billion Dollars in 2005 based on 2002 data and predicted trends. Potential customers for the digital products include multi-unit lodging complexes, warehouse and distribution centers, malls and stand-alone retailers, banks, schools and other public agencies, as well as many others. This is a two tiered market with mass market national security firms including Sensormatic, ADT, Tyco and Brinks garnering 28% of the market and a segmented market of nearly 14,000 plus regional and local firms accounting for the remainder of the market (As referenced by USBX Advisory Services).

              b) Professional  Power Line  Security  Systems

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

             c) Consumer  Power Line  Monitoring/Security  Products

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

              a)   Digital Power Line Security Systems

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

In the second method, we expect to sell the networking technology to security providers at the mass market national level of this two tiered market of which this represents 28% as noted earlier. Our patented digital powerline integration technique is utilized as the delivery system interconnecting various devices. In this type of application, the security company completes the system from its inventory of products (i.e., cameras, monitors, storage, and control).

               c)   Professional Power Line Security Systems

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

               d)   Consumer Power Line Monitoring/Security Products

PowerLinx currently sells consumer products through independent retailers, mass retailers, catalogers, internet retailers and direct response TV retailers using both in-house and external manufacturer sales representatives. With the introduction of the new suite of consumer products, the PowerLinx's strategy includes seeking a distribution partner. The products will be distributed into the four retail formats via the partner's sales and distribution infrastructure. Our current customers include:

               o    Catalogers: SuperCircuits; Smart Home, Heartland America,
               o    Internet Retailers; Sam Club, Target, Spy Chest
               o Direct Response TV: Shop at Home Network TV; (HSN)Home Shopping Network

Status of publicly announced new products:

               a)   Digital

We have successfully completed the installation and deployment of our first digital security system. This system comprises 21 total cameras, both fixed and pan-tilt-zoom (PTZ), operating over power line, twisted pair, and coaxial wiring. The monitoring-control-storage component allows the user to simultaneously view, record, and control each of the 21 cameras. The system's capacity allows storage of up to 30 days of digital recording for each camera.

Competitive Business Conditions: Security

               a)   Digital Power Line Security Systems

There is currently no direct competition for our powerline communication products in this market. However, institutional and commercial entities require video surveillance to control theft and reduce liability exposure. To fulfill these requirements, corporate security directors have relied primarily upon coaxial cabled systems. Recent technology advancements added twisted pair capability to the product mix. Even so, such systems are limited to a "one camera per cable" topology. This limitation results in additional planning, hardware cost, and installation expense. When a typical mass merchandiser operates from 50 to 100 cameras per store, the hardware costs are significant. Long cable runs require additional booster amplifiers, and, if pan-tilt-zoom functions are required, then the cabling must also contain conductors for control signals. Multiple camera controllers are generally tailored to operate only with products from the same supplier, thus limiting the customer's flexibility to choose the best equipment for the task.

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

Ultimately, our management believes the competition cannot offer the inherent advantages of the power line digital products. Our systems can utilize nearly any form of wire or cable, including power line wiring at ratings up to 480 volts. The ability to put many cameras on a single circuit or cable run minimizes costs of installation; our digital transmission technique enables extended camera-to-controller distances; and the economics of parking-area installations are decidedly improved in comparison with the other competing technologies. Further, massive amounts of digital storage virtually eliminate the need to shuttle hundreds of video cassettes through dozens of time lapse VCRs. Instead, up to 45 days of video from up to 24 individual camera sources are all centrally stored on a 1.5 terabyte storage array. The digital format enables fast and easy event searches, since each video source is individually time and date stamped.

               b)   Professional Power Line Security Systems

Again, there is currently no direct competition for our powerline communication products in this market. While there are hundreds of individual components available to the professional integrator, installer, and value-added reseller, most of these devices require hard-wired connections. While there are some wireless systems, they tend to be unreliable and expensive to encrypt data to eliminate eavesdropping. These connections result in additional labor cost and increased installation time. In many cases, property damage is incurred during the installation, further adding to the total cost of the project.

Our professional products group enables these installers, integrators, and VARs to provide the same solutions without structural modification for cabling, and virtually eliminates the risk of property damage resulting from installation. The average cost of a 3-4 camera professionally installed system is $2,000 -$3,000.

               c)   Consumer Power Line Monitoring/Security Products

Consumers within the home or small business marketplace make purchase decisions based on 3 critical product attributes. These are: first, the product must perform well within their environment; second, it must be extremely easy to install; and third, it must be affordable. Competition in the consumer marketplace exists in two areas; first, the hard- wired systems, and secondly, in the over-the-air "wireless" category. The hard-wired competitors meet 2 of the 3 key product attributes (performance and price), but are extremely difficult to install. For this reason retailers and mass merchandisers have realized that products with complex installation procedures may not "stay sold," since many do-it-yourselfers lack the technical skill necessary to successfully install the product. In the mass retail channel, many wired system "package deals" have been attempted with marginal success. The "wireless" competitors also meet 2 of the 3 critical attributes (ease of installation and price affordability), but performance is typically poor and the video signal is transmitted to anyone who has a receiver. Nevertheless, the consumer marketplace is increasingly price driven, with a flood of low-performance, low-cost products creating downward pressure on retail prices. The retail pricing for hard-wired and wireless products ranges from $49.99 to $299.99.

Sources and Availability:

          a)   Digital Products

There are no known component or product shortages in the digital products group.

          b)   Professional Products

Two key integrated circuit components utilized in the transmit and receive stages of the professional products were discontinued by their manufacturer in 2002. Of these two components, one is still available in sufficient quantity to meet ongoing production requirements. The fabrication dies and tooling for the other component were acquired by another manufacturer in 2003. The company believes it can purchase sufficient quantities to balance inventory and meet production needs.

In addition, during 2004, we have begun a redesign process in which these components will be replaced or eliminated.

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

We executed a patent assignment agreement December 12, 2002, terminating the license agreement with the McBride estate, and assigning to us ownership and rights of all of the patents and pending patents.

Dependence on one or a few major customers: All Security Product Categories

Although we serve a large and varied group of customers, Home Shopping Network and Cenuco, Inc. comprised 10% and 9% of Security Products Segment net revenues, respectively. As a percentage of overall revenues, each comprised 29% and 27%, respectively.

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

Principal Products: DC Transportation

Using our analog technology, video is modulated into a carrier frequency, and coupled onto the existing wiring harness of a vehicle. The signal then populates the wiring harness; enabling a receiver, located in the driving compartment, to capture and demodulate the carrier frequency. The demodulated signal is fed to a video display device and/or recording device. This functionality is sold in a variety of configurations, from single-camera rear vision systems, to multiple-camera systems with automated switching controls and DC digital video recorders.

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

Recreational vehicle owners began adopting rear vision systems in Class A motor homes some years ago. However, the greater portions of RVs are towables (50%
plus), which present the same challenge as tractor-trailer combinations i.e., the difficult task of connecting a coaxial cable between the tow vehicle and the trailer. There were 320,800 or $12.1B of new recreational vehicles manufactured in 2003 in the United States according to statistics reported by the Recreational Vehicle Industry Association with growth rates estimated to be 2-3% annually. In addition RVIA reports, there are more than 7.2 million registered RVs already in use in the United States today. Including the number of enthusiasts and renters, the number of RV users exceeds 30 million. Sales of 5th wheels were up 21%, with a total of 91,000 new OEM 5th wheels delivered in 2004.

Distribution Methods: Transportation

There are two distribution methods used to service this market place: the first, direct to end-user; the second, to nationally known industry providers at the OEM, distributor, and dealer levels in the industry. In the first method, direct to end-user, the Company provides a complete system tailored to an individual fleet or manufacturer. The Company has identified key customers who collectively represent and estimated ten percent of the class 3-8 trucks registered in America. The Company is focusing its direct to end-user marketing to primary customers including the following:

          o    Current: Ryder, Sysco, McKenzie Tank Lines, McLane Trucking

The Company has a sales and marketing staff focusing on the 7.2M units in the recreational-vehicle segment. The customer base includes OEM's, catalogers and distributors:

          o    Current: Forest River, Forester and Lexington Lines

In the second method, the Company sells its PLVS(TM) technology to OEMs, distributors and dealers at the national level which encompasses the entire 92.9M truck, 1.0M bus, and 20.1M trailer markets. In this type of application, the reseller completes the system from its inventory of products (i.e., cameras, monitors, and recorders). Current customers include:

          o    OEM's: Kentucky Trailer
          o    Distributors:

Competitive Business Conditions: Transportation

The vehicular environment presents unique opportunities for the deployment of PLC technology. Fleet owners and OEMs acknowledge the difficulty of adding more cables to existing wiring harnesses in tractor-trailer combinations, waste hauling vehicles, and fifth-wheel recreational vehicles. However, within the transportation industry, video monitoring is a valuable and accepted means for "filling in the blind spots" which makes turning, backing, and close quarter maneuvering significantly easier.

The transportation industry and associated segments are populated with hard-wired video systems. Of the dozen-or-so companies competing, a select few are manufacturers while the balance are importers or distributors. The key companies who make up the competition and account for approximately 70% of the market are Safetyvision LLC, Intec, Inc., ASA Audiovox LLC and Clarion. Products range from highly engineered solutions for specific vertical markets, to repurposed consumer equipment. The product pricing ranges from $350 to $2,500 installed.

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

Sources and Availability: Transportation

Two key integrated circuit components utilized in the transmit and receive stages of the professional products were discontinued by their manufacturer in 2002. Of these two components, one is still available in sufficient quantity to meet ongoing production requirements. The fabrication dies and tooling for the other component were acquired by another manufacturer in 2003. We believe we can purchase sufficient quantities to balance inventory and meet production needs.

In addition, during 2004, we have begun a redesign process in which these components will be replaced or eliminated.


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


Distribution Methods: Marine

PowerLinx currently distributes its marine products on three levels. First, the product is sold through a traditional wholesale-distribution model utilizing a network of independent marine distributors that it has cultivated since the
product  lines'  inception  in  late  1998.  Second,   PowerLinx  has  teams  of
independent contractors who sell directly to consumers while exhibiting at regional marine, trade, fishing, and boat shows. This strategy has proven successful in expanding the dealer network, as most dealers also attend the industry trade shows. Third, PowerLinx has established relationships with several catalogers and internet marketers that carry all or portions of the product line in their catalogue or on their websites. Until 2004, the Company pursued the mass retail market on a limited basis. A successful test with Wal-mart ran in 2002 for the sale of its Sealite(TM) product. However, not until PowerLinx's supplier agreement was signed with China Silian (SIC) in 2003, did PowerLinx have the ability to produce the quantities of its products required to serve the mass retail market. PowerLinx plans to begin to exploit the mass retail market in the 2nd half of 2005, as it has received positive feedback from several larger retail buyers.

Competitive Business Conditions: Marine

The underwater video market has become more competitive during the 2002-2004 time periods, as there are few barriers to entry. However, there are no dominating competitors that currently exist in the market place today. Most competitors are regional, many focusing on fresh water applications due to their geographic location. (Aquaview, Inc.) The design, quality, and ruggedness of the SeaView(TM) underwater camera line has proven itself over time, as few competitors' products can withstand the harsh conditions of the saltwater environment for which our products were designed. This has resulted in significant repeat customer purchases and has also allowed the Company to maintain its margins. The Company's three largest competitors in the underwater camera market are; Aquaview, Atlantis, and Fish-eye. SeaView is the market leader in the saltwater sector of this market again because of product design and secondly because of the Company's headquarter location.

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

Dependence on one or a few major customers: Marine

     No marine products segment customer, or group of customers under common control, represented sales equal to 10% or more of consolidated net revenues for the year ended December 31, 2004.


HOTEL/MDU CONNECTIVITY PRODUCTS SEGMENT (DISCONTINUED)

In the 2nd and 3rd quarters of 2004, the Company started an initiative to enter the Hotel and Multiple Dwelling Unit Business with the development and design of high speed internet access and video on demand delivery system utilizing power line communications, Cat 3 and Cat 5 ADSL, wireless and hybrids and combinations of these technologies. The Company also expected to develop a coaxial cable application for our products late in 2004. The Company did install a number of systems in 2004 and in the 1st quarter of 2005. A number of factors have resulted in the Company deciding to withdraw from this business in April of 2005. Among them are that the Company has been unable to successfully use its power line technology in any installation; it has become discouraged that the pace of installation orders from the Choice Hotels International mandate to its hotel units has not met the schedule set for its hotels because of their tardiness in conversion; it operated at a loss through the start-up period in 2004; it appears that this segment can not break even in 2005; and the Company believes that the interests of its shareholders is better served by using its limited resources and manpower to focus on it core technology and more promising business segments.

See also "Other business segments" below.

SEGMENT DATA

See "Note 4" to the financial statements and Management's Discussion & Analysis included elsewhere herein for financial information about out reportable segments.

OTHER BUSINESS SEGMENTS

We also launched an initiative through a wholly owned subsidiary, Linx Comm, LLC to build a portfolio of telecommunication products to serve specific needs of customers, especially in the hospitality market where the Company was selling power line internet connectivity products. This activity produced no sales volume during its start-up in 2004. In the 1st quarter of 2005 the Company decided that the resources and manpower devoted to this initiative could be better invested in its core technology products and, therefore, this initiative was abandoned.

EMPLOYEES

During the year ended December 31, 2004 we employed as many as 31 employees and employed 24 people as of year-end. We also have 4 commissioned sales arrangements with several manufacturer's Sales Representatives, all operating as independent contractors, servicing all channels of distribution.

ITEM 2.  DESCRIPTION OF PROPERTY.

Since mid-December 2004 our corporate facility is located in St. Petersburg, Florida, and consists of approximately 7,652 square feet of executive office space at a base monthly rental fee of $8,290. The Company signed a 39 month lease on December 14, 2004. The lease contains an escalation of 3% in the base rental at the beginning of each 13 month period from the commencement date. Currently, we sublet 1261 square feet on a month-to-month basis for $1,659 per month.

Our previous lease was on a month-to-month basis and there was no penalty in its termination. The decision to move to larger facilities was based on the growth in people inherent in new business initiatives and an accelerating pace of business for existing products and products in the process of being developed.

We also lease space in Myrtle Beach, South Carolina where our Hotel and Multiple Dwelling Unit business was located. This lease was for a 12 month period ending May 31, 2005 at the rate of $2,200 per month. This lease provided for a month-to-month extension beyond May 31, 2005. In March of 2005, we determined to close the Hotel and Multiple Dwelling Unit business and are in the process of closing this unit and terminating its lease.

We also leases space in Clearwater, Florida, on a month-to-month basis, for its Distribution and Warranty & Repair Center. The monthly rent is $1,275.

We also leases space in Concord, California, to house its Research and Development staff. This lease is for a three year period beginning May 1, 2004, and ending April 30, 2007. The monthly rent is $1877.05.

ITEM 3.  LEGAL PROCEEDINGS.

Litigation, claims and assessment:

Satius, Inc License Agreement

In July 2004, Satius, Inc. and its principal Charles Abraham attempted to terminate a license agreement between Satius and the Company based on alleged breaches of contract by the Company. We dispute the claims of breach that have been alleged against us. Satius further asserts that, without a license to Satius' patents, a substantial amount of the Company's products are now infringing Satius' patents. We dispute the infringement allegation. Satius also claims that it owns certain technologies that were independently developed by the Company. We dispute this claim as well. To our knowledge as of the date this Questionnaire was prepared, Satius and Charles Abraham have not brought suit against the Company. Should a suit be brought, we intend to defend the matter vigorously. However, there can be no assurance that the Company will prevail on the merits of the case. Litigation of this matter will be expensive and will divert time and financial resources away from the Company's business. In addition, an unfavorable outcome in this matter would result in substantial harm and possibly severe damage to the Company.

Pro-Marketing of Texas

The Company is a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleges breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company intends to vigorously contest the claim. As of December 31, 2004, the matter remains in the discovery stage, and it is too early to determine the ultimate outcome. Accordingly, no liability, if any; that might result from the resolution of this matter has been recorded in the financial statements.

SEC Investigation

The Securities and Exchange Commission's Division of Enforcement began an investigation in January 2001 relating to the Company's financial results and common stock performance during 2000. As a result Richard McBride, former chairman, president and chief executive officer, resigned from all positions with the Company. Further, all executives involved with the allegations were replaced during 2001 and Mr. McBride passed away in October 2001. The Company has cooperated fully with the SEC, which included the testimony of former employees, Col. Larry Hoffman (retired), and Christy Mutlu. George Bernardich and current officers and employees Douglas Bauer, CFO, and J. R. Cox, former director, have also testified before the SEC.

On February 12, 2004, the SEC's Staff advised the Company, through its counsel, that they intend to recommend that the SEC bring a civil injunctive action against the Company and certain of its current and former officers and/or directors. As it relates to the Company, the Staff alleges that:

The Company violated Section 17(a) of the Securities Act of 1933 ("Securities Act") and Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934 ("Exchange Act") and Rules 10b-5, 13a-1, 13a-11, 13a-13, and 12b-20 thereunder, and is liable for civil penalties pursuant to Section 20(d) of the Securities Act and Section 21(d)(3)(A) of the Exchange Act. The SEC's Staff, in accordance with Rule 5(c) of the Commission's Rules of Informal and Other Procedures, 17 C.F.R. ss.202.5(c), afforded the Company the opportunity to make a "Wells Submission" regarding the Staff's intended recommendations. The Company retained its counsel to prepare such a Wells Submission on behalf of the Company, its officers, and employees, as it believed that there were meritorious factual, legal and policy reasons why the Staff's recommendation should not be followed by the Commission. The "Wells Submission" documents were prepared and submitted to the Staff near the end of March of 2004.

     In June of 2004, counsel notified the Company that as a result of the Wells Submission, the staff may modify its recommendations to the Commission; however, the Company had no specific details as to what those modifications would be or whether they would be accepted by the commission. The Company, twice, in August and November of 2004, sent updated financial information to the Staff, at their request, but received no further correspondence regarding a proposed recommendation.

If the Staff's original recommendation is accepted by the Commission and a civil injunctive action were to be subsequently filed against the Company, no decision has been made at this time as to whether the Company would vigorously defend that matter, or would seek to reach a negotiated settlement. The Staff has informally advised counsel of their belief that if they were successful in litigating this matter, a civil penalty in excess of $100,000 could be imposed against the Company. However, counsel believes that there are numerous mitigating factors which could cause this amount to be reduced, even if the Company's efforts to defend the suit were unsuccessful. Therefore it is impossible at this time to estimate the likelihood of an unfavorable outcome, or to estimate the amount of any such loss from this matter.

In December 2004, the Staff notified the Company that it wanted to review documentation regarding a purchase contract that the Company had executed with Universal General Corporation, LLC (UGC), on September 17, 2004, and the subsequent November 15, 2004 initial shipment of product to UGC under the contract. The Company, through its counsel, has cooperated with the Staff's request and has forwarded the requested documents during January and February of 2005. In addition, the Staff has indicated that certain officers, employees, and former employees, may be required to appear before the Staff to testify on the circumstances relating to the UGC matter. The current investigation remains in the initial stages and it is impossible at this time to determine what the outcome may be, or if it will cause the Staff to alter its initial recommendations.


ITEM 4. SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS.

The following resolutions were passed by a majority vote of the Company's shareholders on November 11, 2004, based on a record date of September 7, 2004.

          o The Company retains the firm of Aidman Piser & Co. to perform the Company's quarterly reviews and year end audit for the fiscal year ended December 31, 2005.
          o The Company increase the number of shares authorized under the Company's 2003 Stock Option Plan by 7,500,000 shares; from 13,000,000 shares to 20,500,000 shares.
          o The Company to amend and restate its bylaws by adopting the proposed new bylaws
          o The Company elect Directors in accordance with the proposed and amended and restated bylaws as follows;

               ClassI - For a term  expiring  at the 2005  annual  meeting  Brad
                        Gould Myles Gould

               ClassII - For a term  expiring at the 2006 annual  meeting  Marty
                         Traber Douglas A. McIntyre James A. Williams

               ClassIII -For a term expiring at the 2007 annual  meeting George
                         S. Bernardich, III William B. Edwards Frank Sanchez

          o The Company grant the Board of Directors the discretion to amend the Company's certificate of incorporation, to effectuate a 1 for 20, a 1 for 19, a 1 for 18, a 1 for 17, a 1 for 16, a 1 for 15, a
               1 for 14, a 1 for 13, a 1 for 12, a 1 for 11, a 1 for 10, a 1 for 9, a 1 for 8, a 1 for 7, a 1 for 6, a 1 for 5, a 1 for 4, a 1 for 3, or a 1 for 2 reverse stock split, without further shareholder approval, in order to comply with the AMEX listing requirements.



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On December 10, 2003, we changed our name to Powerlinx, Inc., and our common stock is now quoted on the OTC Bulletin Board under the symbol "PWLX". Our common stock was quoted on the OTC Bulletin Board as of April of 1999 under the symbol "SEVU" prior to the change.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                              Low ($)      High ($)
                                              ------      --------

2004
----
First Quarter                               .17               .40
Second Quarter                              .16               .26
Third Quarter                               .12               .38
Fourth Quarter                              .19               .31

2003
----
First Quarter                               .05               .10
Second Quarter                              .03               .08
Third Quarter                               .04               .27
Fourth Quarter                              .20               .61


Holders

As of December 31, 2004, we had approximately 7,000 holders of our common stock. The number of record holders was determined from the records of our transfer agent and from requested DTC reports that include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Island Stock Transfer, Inc., 100 First Ave. South, Suite 212, St. Petersburg, FL 33701.

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

Recent Issuances of Unregistered Securities

On January 20, 2004 and June 25, 2004; 107,500 and 125,000 shares, respectively, of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. The Company received total proceeds from the offering of $23,250 in 2003. The $3,250 stock subscription receivable at December 31, 2003 was from a 2003 private placement and it was paid in full as of December 31, 2004.

On February 26, 2004 and April 6, 2004 the Company issued 900,000 and 125,000 shares, respectively, of restricted common stock to directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $205,000 in the aggregate.

On May 28, 2004, the Company issued 932,000 shares of free trading common stock to professional research and development consultants relating to the development of the Company's security and hotel/MDU connectivity products. The common stock was valued based upon the closing market price on the date of issuance, or $177,080. $123,595 was recognized as Research & Development expense for the year ended December 31, 2004, while the remaining $53,485 is being amortized over the lives of the various agreements.

On June 1, 2004, the Company issued 250,000 shares of restricted common stock to TSK Design Group, LLC for development and design services relating to the Company's security products. The common stock was valued based upon the closing market price on the date of issuance, or $47,500. The entire amount was recognized as Research & Development expense for the year ended December 31, 2004.

On February 5, 2004, the Company issued 441,176 shares of restricted common stock in conjunction with the purchase of patents. The restricted common stock issued was valued based upon the previous 20 day average closing price prior to the date of the purchase agreement. The fair value of the patents was capitalized as intangible assets and is being amortized over estimated useful lives of five years.

On May 25, 2004 the Company issued 73,235 shares of restricted common stock for the conversion of $13,915 of liabilities; and on April 6, 2004 issued 85,000 shares of restricted common stock, valued at $15,300, for the pre-payment of one years rent, commencing May 15, 2004, for the warehouse space the Company occupies for its distribution center. The restricted common stock issued was valued based upon the closing market price of the Company's common stock on the date of issuance.

On December 21, 2004, the Company issued 21,119 shares of restricted common stock, valued at $4,224, for the payment of 1/2 months rent at the Company's new headquarters in St. Petersburg, Florida. The restricted common stock issued was valued based upon the closing market price of the Company's common stock on the date of issuance.

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

On August 23, 2004, the Company issued 13,199 shares of restricted common stock to investors and employees for the conversion of $1,795 of accrued interest relating to the Company's convertible preferred stock offering.

On December 22, 2004, the Company issued 26,345 shares of restricted common stock to investors and employees for the conversion of $3,583 of accrued interest relating to the Company's convertible preferred stock offering.

On September 30, 2004, the Company issued 794,483 shares of restricted common stock for the conversion of 960,000 $.05 per share warrants issued in conjunction with the Company's convertible debenture financing in May, June, and July of 2003. The holder invoked a cashless exercise provision and therefore the Company received no cash proceeds in the transaction, but rather reduced the number of shares issued by 165,517 in accordance with the cashless exercise provision.

Equity Compensation Plan Information

----------------------------------------- ----------------------- ---------------------- ----------------------------
                                             Number of securities
                                             to be issued upon       Weighted average
                                                exercise of          exercise price of     Number of securities
                                            outstanding options,    outstanding options,  remaining available for
  Plan category                             warrants and rights     warrants and rights   future issuance
----------------------------------------- ----------------------- ---------------------- ----------------------------
                                                   (a)                    (b)                   (c)

 Equity compensation plans approved by              None                    None                  None
 security holders
---------------------------------------   ----------------------- ---------------------- ----------------------------
 Equity compensation plans not approved          20,500,000                $.0729              7,225,348
 by security holders

 Total                                           20,500,000                $.0729              7,225,348
----------------------------------------- ----------------------- ---------------------- ----------------------------



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

OVERVIEW

We develop, license, manufacture, and market products and applications developed to transmit voice, video, audio and data either individually or any and all combinations over power lines, twisted pair wires, and coax in AC and DC power environments. We also manufacture and market underwater video cameras, lights, and accessories for the marine industry. Our products are sold in both retail and commercial markets. Our principal products are sold in the security and transportation industries.

Net revenues of $1,391,175 for the year ended December 31, 2004 were flat compared to net revenues for the year ended December 31, 2003. For the year ended December 31, 2004; net loss from operations increased 73%, and operating expensed increased 68% compared to the same period ended 2003. The increase in operating expenses was due to our decision to build an infrastructure to manage expected future growth, and our attempt to expand into new business segments and new markets in our existing segments (See "results of operations" and "liquidity & capital resources" for a more detailed explanation).

The year was highlighted by successes in the security products segment and the DC Transportation products segment. Our primary product, SecureView, sold extremely well on Home Shopping Network (HSN) after implementing adjustments to the price and marketing of the product. This success has carried into the 1st quarter of 2005, and we continue to ship product against new purchase orders. Our DC Transportation products segment added several new customers for our power line RearVision systems and have quoted over 100,000 units to various fleets, OEM's, and distributors. Although revenues decreased compared to the prior year, the prior year revenues included distributorship exclusivity fees unrelated to product shipments. Excluding those fees, revenue for the DC Transportation segment increased 47% over the prior year. We believe that the significant sales and marketing efforts expended in 2004, and the technologies' continued exposure in the transportation industry, will result in substantial growth in this segment in 2005.

         Restructuring Plan and Other Charges

As a result of our performance for the year ended December 31, 2004, we are actively engaged in a restructuring plan. The primary goals of the plan are to significantly reduce overall operating expenses for 2005, and re-focus on the development and sales of products utilizing our core power line technologies.

The restructuring efforts began at the direction of the Board of Directors in February of 2005 and are currently being implemented by a restructured management team with the resignation of our Chief Executive Officer and our President & Chief Operating Officer. An independent management consultant was hired by the Board to review our operational focus, allocation of financial and staffing resources, and organizational structure. After a 30 day engagement and submission of his recommendations; he has been retained as the interim Chief Executive Officer until the Board can conduct a search for a new executive officer. To achieve the goals of the restructuring, the following initiatives have been completed or are in the process of implementation:

     o The discontinuance of the Hotel/MDU Connectivity products segment operations, including elimination of the entire staff (See additional discussion below).

     o    The discontinuance of the corresponding telecommunications operations,
          including  the   elimination  of  the  entire  staff  (See  additional
          discussion below).

     o    Elimination of the government sector sales staff.

     o The development of a new annual budget and forecast including significantly reduced expenditures for fiscal year 2005 while retaining the necessary resources to successfully execute the business strategy.

     o A complete review, reorganization, and reprioritizing of the Company's research and development efforts.

     o The restructuring of the current management teams' responsibilities to allow for the most efficient allocation of resources and focus.

     o The undertaking of a capital fundraising effort, in such an amount as is sufficient to provide operating and working capital necessary to meet monthly and quarterly operating expense shortfalls until the company is generating sufficient cash and other working capital to meet its needs on an ongoing basis.

The focus of our research and development efforts have been on our consumer and professional securities products; both analog and digital. We have experienced continued delays in the launching of these products for manufacturing, but believe the restructuring efforts, which has included the development of project processes and time lines, will allow for the launching of these products in the 4th quarter of 2005. We have also partnered with manufacturing and sourcing experts to manage the manufacturing of our products; a change from our previous strategy of managing the sourcing and manufacturing internally.

In early 2005, we also began pursuing the business strategy of licensing portions of our technology under licensing or royalty agreements. We have engaged in discussions with several potential customers whose interests lie in incorporating our technology as an enhancement to their products. In general, their core competencies are in the manufacturing and sales of their own products, and therefore, prefer to incorporate our technology rather than purchasing our products or components.

In the 2nd quarter of 2004, we started an initiative to enter the hospitality industry with the development and design of high speed internet access and video on demand delivery system utilizing power line and wireless communications technologies for the Hotels and Multi-dwelling Units. A number of factors have resulted in the Company deciding to withdraw from this business in April of 2005. Among them are that the Company has been unable to successfully use its power line technology in any installation; it has become discouraged as Choice Hotels International delayed installation mandates and did not protect its preferred vendors; it operated at a loss through the start-up period in 2004; it appears that this segment could not break even in 2005 due to the inability to generate recurring revenues; and we believe that the interests of our shareholders is better served by using its limited resources and manpower to focus on it core technology and more promising business segments.

In the 2nd quarter of 2004, we also launched an initiative through a wholly owned subsidiary, Linx Comm, LLC to build a portfolio of telecommunication products to serve specific needs of customers, especially in the hospitality market where we were selling power line internet connectivity products. This activity produced no sales volume during its start-up in 2004. In the 1st quarter of 2005 we decided that the resources and manpower devoted to this initiative could be better invested in its core technology products and, therefore, this initiative was abandoned.

During the year end December 31, 2004, we incurred restructuring charges totaling $93,300. These included $46,700 in notes receivables from employees and officers, and $46,600 in advances against bonuses that were netted out against severance payments due to employees and officers. We expect to incur additional restructuring charges during the 1st quarter of 2005 relating to discontinued operations and additional severance expenses.

Results of Operations

         Segment Information

                                                                         2004
                                                                                      Hotel/MDU
                                       Security         Marine         DC Trans     Connectivity
                                       Products        Products        Products       Products          Total

Net revenue                             $ 492,398       $ 211,650      $ 306,472       $ 380,655     $ 1,391,175
Cost of sales                           $ 377,105       $ 107,485      $ 138,670       $ 242,039     $   865,299
Gross profit                            $ 109,366       $  69,629      $ 130,347       $  43,039     $   525,876
Research and development:
         Stock based                    $ 106,084       $       -      $       -       $  57,095     $   163,179
         Other                          $ 441,607       $       -      $  27,668       $  13,248     $   482,523

                                                                         2003
                                                                                      Hotel/MDU
                                       Security         Marine         DC Trans     Connectivity
                                       Products        Products        Products       Products          Total

Net revenue                             $ 640,589       $ 373,568      $ 357,886      $        -     $ 1,372,044
Cost of sales                           $ 689,347       $ 183,352      $  87,614      $        -     $   960,314
Gross profit                            $ (48,758)      $ 190,216      $ 270,272      $        -     $   411,730
Research and development:
         Stock based                    $ 145,400       $       -      $       -      $        -     $   145,400
         Other                          $  23,360       $       -      $  37,499      $        -     $    60,859

12 MONTHS ENDED DECEMBER 31, 2004 COMPARED TO 12 MONTHS ENDED DECEMBER 31, 2003

NET REVENUE. Net revenue increased 1% from $1,372,044 for the year ended December 31, 2003 to $1,391,175 for the year ended December 31, 2004. Marine product segment sales were $211,650 or 15% of total revenues for the year ended December 31, 2004 compared to $373,568, or 27% of total revenues, for the year ended December 31, 2003. Overall, marine product sales decreased $161,918, or 43%. Security product segment sales were $492,398 or 35% of total revenues for the year ended December 31, 2004, compared to $640,589, or 47% of total revenues, for the year ended December 31, 2003. Overall, security product sales decreased $148,191, or 23%. DC Transportation product segment sales were $306,472 or 22% of total revenues for the year ended December 31, 2004 compared to $357,886 (including $150,000 of exclusivity fee income received from distribution contracts), or 26%. Overall, DC Transportation segment sales decreased $51,414, or 14%. Excluding the $150,000 of exclusivity fee income (not related product shipments) attributable to 2003 DC Transportation product segment sales; revenues increased $98,586, or 47%. Hotel & MDU Connectivity product segment sales were $380,655 or 27% of total revenues for the year ended December 31, 2004. The Hotel & MDU Connectivity product segment is a new segment, with initial revenues recorded during the quarter ended June 30, 2004; therefore, no comparison to prior periods can be made. The decrease in the marine product segment sales was due to a reduction in the number of regional boat shows at which the Company participated in for the year ended December 31, 2004, as the Company has directed its resources to its power line products. Future sales efforts in the marine products segment will focus on entry to the mass retail market. The decrease in revenues for the security products segment was directly attributable to the postponement of 3rd Quarter ended September 30, 2004 shipments due to the severely adverse weather conditions in Florida during the period. The weather conditions also affected DC transportation product shipments and installations during the 3rd Quarter ended September 30, 2004.
However, the increase in sales (net of 2003 exclusivity fee income) was due primarily to increased exposure for the Company's rear vision products in the transportation industry and an increase in the number of potential customers quoted throughout the year.

COST OF GOODS SOLD. Cost of Goods sold decreased 10% from $960,314 (including inventory write-down) for the year ended December 31, 2003 to $865,299 for the year ended December 31, 2004. As a percentage of net revenue, cost of goods sold decreased to 62% for the year ended December 31, 2004 from 70% (including inventory write down) for the year ended December 31, 2003. Cost of goods sold for the marine products segment decreased $75,867, or 41%, from $183,352 for the year ended December 31, 2003 to $107,485 for the same period in 2004. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 49% for the year ended December 31, 2003 to 51% for same period in 2004. Cost of goods sold for the security products segment decreased $312,242, or 45%, from $689,347 (including inventory write down) for the year ended December 31, 2003 to $377,105 for the same period in 2004. As a percentage of net revenue, cost of goods sold for the security product segment decreased from 108% (including inventory write-down) for the year ended December 31, 2003 to 77% for same period in 2004. Cost of goods sold for the DC Transportation products segment increased $51,056, or 58%, from $87,614 for the year ended December 31, 2003 to $138,670 for the same period in 2004. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment increased from 24% for the year ended December 31, 2003 to 45% for same period in 2004. Excluding the 2003 exclusivity fee income (See "net revenue"), Cost of

Goods Sold as a percentage of net revenue for the 2003 DC Transportation product segment was 42%. Cost of goods sold for the Hotel & MDU Connectivity product segment was $242,039, or 64% as a percentage of net revenues, for the year ended December 31, 2004. The Hotel & MDU Connectivity product segment is a new segment, with initial revenues recorded during the quarter ended June 30, 2004, therefore, no comparison to prior periods can be made. The increase in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by the fluctuation in product mix. The decrease in the cost of goods sold as a percentage of net revenues for the security products segment was driven primarily by the reduction of raw material and component costs achieved from overseas manufacturing, offset however, by increased price pressure from customers. The increase in the cost of good sold as a percentage of net revenues for the DC Transportation product segment were attributable to pricing adjustments made to accommodate distributor pricing.

COST OF GOODS SOLD (INVENTORY WRITE-DOWN). The Company recorded NO inventory write down for the year ended December 31, 2004. For the year ended December 31, 2003, the Company recorded an inventory write-down in the amount of $84,352, to lower of cost or market. The write-down was exclusively related the security products segment inventory, and was recorded during the 1st and 2nd quarters of fiscal year ended December 31, 2003. At the time, and under a new pricing environment, management determined it unlikely that the Company would realize the full value of the inventory. None of the inventory was considered obsolete, and nearly all of it was liquidated as of December 31, 2003.


GROSS PROFIT MARGIN. Gross profits on sales for the year ended December 31, 2004 amounted to $525,876 or 38% of net revenues, compared to $411,730 or 30% of net revenues, for the year ended December 31, 2003. The marine products segment contributed $104,165 and $190,216 of the total gross profit for the years ended December 31, 2004 and 2003, respectively. The security products segment contributed $115,923 and $(48,758) of the total gross profit for the year ended December 31, 2004 and 2003, respectively. The DC Transportation products segment contributed $167,802 and $270,272 of the total gross profit for the year ended December 31, 2004 and 2003, respectively. The gross profit percentage for the marine products segment decreased from 51% for the year ended December 31, 2003 to 49% for the year ended December 31, 2004. The gross profit percentage for the security products segment increased from (8%) for the year ended December 31, 2003 to 23% for the year ended December 31, 2004. The gross profit percentage for the DC Transportation products segment decreased from 76% for the year ended December 31, 2003 to 55% for the year ended December 31, 2004. Excluding 2003 exclusivity fee income, gross profit margin and percentage for the 2003 DC Transportation product segment was $120,272 or 58% of net revenue. The Hotel & MDU Connectivity product segment contributed $138,616 of the total gross profit for the year ended December 31, 2004; or 36% of net revenue. The Hotel & MDU Connectivity product segment is a new segment, with initial revenues recorded during the quarter ended June 30, 2004, therefore, no comparison to prior periods can be made. The decrease in gross profit as a percentage of net revenues for the marine products segment was driven primarily by the fluctuation in product mix. The increase in the gross profit margin as a percentage of net revenues for the security products segment was driven primarily by the reduction of raw material and component costs achieved from overseas manufacturing, offset however, by increased price pressure from customers. The decrease in the gross profit as a percentage of net revenues for the DC Transportation product segment was attributable to pricing adjustments made to accommodate distributor pricing.


SALARIES AND WAGES. Salaries and Wages increased 48% from $1,134,470 for the year ended December 31, 2003 to $1,680,598 for the year ended December 31, 2004. The increase was due primarily to the staffing required for both the Company's Hotel & MDU Connectivity products segment, and the government sales emphasis under the Security products segment. Included in the amount for 2004 are restructuring charges totaling $93,300. These included $46,700 in notes receivables from employees and officers, and $46,600 in advances against bonuses that were netted out against severance payments due to employees and officers. Salary and Wages is comprised of employee wages, stock compensation, and temporary labor. During the year ended December 31, 2004, stock based compensation totaled $15,500 or less than 1% of total salary and wages.

PROFESSIONAL FEES. Professional and consulting fees increased 144% from $443,492 for the year ended December 31, 2003 to $1,081,749 for the year ended December 31, 2004. The increase is attributable primarily to increased costs in four areas. First, accounting and legal fees increased substantially as the Company prepared and filed two Form SB-2 registration statements with the SEC in conjunction with its capital raising efforts. In addition, the Company engaged for a full legal review of existing and future intellectual property. Second, the Company incurred increased information technology fees in conjunction with the expansion and building of its IT infrastructure. Third, the Company incurred increased stock compensation costs to Directors as the Company expanded the Board and its compensation in late 2003. Fourth, the Company engaged the services of an investor relations firm and attended several investor conferences. Professional and consulting fees include fees paid to attorneys, accountants, service companies and business consultants. Professional and consulting fees includes non-cash stock based compensation of $247,380 for the year ended December 31, 2004.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased 19% from $547,581 for the year ended December 31, 2003 to $653,571 for the year ended December 31, 2004. The increase was attributable to the purchase of patents in January 2004 and the signing of two software license agreements, on December 31, 2003 and August 4, 2004 with On2 Technologies, Inc. for the use of its proprietary CODEC software for enhancing the video transmission in the Company's new digital power-line products (See Note 6 to the Financial Statements).

RESEARCH & DEVELOPMENT. Research and development expense increased 213% from $206,259 for the year ended December 31, 2003 to $645,702 for the year ended December 31, 2004. In addition, non-cash stock-based research and development, principally in the form of consulting services, comprised $163,179, or 25%, of total expense for the year ended December 31, 2004. The increase was due primarily to management's decision to allocate the majority of its resources for development of the Company's PLVS+ home/office security system and new digital power line products. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, the majority of the Company's research and development costs and efforts are dedicated to the development of the security product segments. For the year ended December 31, 2004, of the total Research & Development expenditures, $547,691 or 85% was for the development in the security product segment, $27,668 or 4% was for the development in the DC Transportation product segment, and $70,343 or 11% was for development in the Hotel/MDU product segment. The cost of the Company's research and development activities is borne directly by the Company; no amounts are borne by customers, nor are any contracts for customer funded research and development currently in place. The Company plans to continue funding all product segments for the next several years, with the emphasis on power line security products.

ADVERTISING AND PROMOTION. Advertising and promotions increased 41% from $111,367 for the year ended, December 31, 2003 to $156,678 for the year ended, December 31, 2004. The increase was due primarily to the Company's decision to increase trade show attendance and print advertising commitments for its rear vision products in the DC Transportation products segment, and an overall increase in the development and printing of marketing and collateral materials for all of its product segments. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions. The Company expects advertising and promotions expense to increase in future financial periods.


RENT AND UTILITIES. Rent and utilities expense increased 69% from $110,348 for the year ended December 31, 2003, to $156,678 for the year ended December 31, 2004. The increase is due to the addition of leased office space in Florida, California and South Carolina as discussed below. Since mid-December 2004 the Company's corporate facility was re- located in St. Petersburg, Florida, and consists of approximately 7652 square feet of executive office space at a base monthly rental fee of $8,290. The Company signed a 39 month lease on December 14, 2004. The lease contains an escalation of 3% in the base rental at the beginning of each 13 month period from the commencement date. Currently, the Company sublets 1261 square feet on a month-to-month basis for $1,659 per month. The Company also leases space in Clearwater, Florida, for its distribution and warranty & repair center. On May 15, 2004, the Company signed a one year lease and prepaid the rent for the entire year through the issuance of 85,000 shares of restricted common stock (See note 9 to the financial statements). On April 1, 2004 he Company signed a three year lease for office space in Pleasant Hill, California to house its Research & Development staff. On May 1, 2004, the Company signed a one year lease for office space in Myrtle Beach, South Carolina to house its sales staff for the Company's Hotels & MDU Connectivity division. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TELEMARKETING EXPENSE. Telemarketing expense was $200,189 for the year ended December 31, 2004. The Company did not incur any telemarketing expenses in 2003, and therefore, a comparative analysis cannot be made. May of 2004, management made the decision to outsource the Company's customer support function as well as engage in a lead generation program for both all of the Company's product segments. Telemarketing expense includes fees paid to third party call centers for inbound and outbound calling services.

TRAVEL & ENTERTAINMENT EXPENSE. Travel & Entertainment expense increased 97% from $148,973 for the year ended December 31, 2003, to $294,052 for the year ended December 31, 2004. The increase was attributable to the overall acceleration of travel due to the addition of sales staff in the DC Transportation product segment; and management's travel to China, Korea, and Taiwan for research & development and supplier arrangements. Travel &
entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking & tolls, hotels & lodging, taxis, meals, and entertainment.

ROYALTY EXPENSE. Royalty expense decreased 6% from $240,000 for the year ended December 31, 2003 to $225,000 for the year ended December 31, 2004. The decrease is a result the termination of the minimum royalty fees associated with the Company's license agreement with Satius, Inc. (See Note 12 "Commitments & Contingencies; Litigation, Claims, & Assessments" to the financial statements). Royalty expense includes royalty payments made to licensors under contractual license agreements for the use of intellectual property.

OTHER EXPENSES. Other expenses increased 23% from $423,506 for the year ended December 31, 2003 to $522,417 for the year ended December 31, 2004. The increase was due primarily to two factors. First, the Company incurred additional insurance premiums with the addition of a directors & officers policy acquired in December of 2003. Second, the Company increased its provision for doubtful accounts as a reserve against uncollectible accounts. Other expenses include supplies, property taxes, insurance, bank charges, temporary labor, postage & delivery, provision for doubtful accounts, and various other expenses that are classified as miscellaneous.


Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, the Company has incurred losses of $5,123,771 and $4,023,827 during the years ended December 31, 2004 and 2003, respectively. In addition, during those same years, the Company has used cash of $4,244,961 and $3,054,145 in its operating activities. The Company's continuation has been largely dependent upon obtaining financing from external sources to support its operations and will require additional financing to continue. There can be no assurance that financing arrangements will be available in amounts sufficient to fund operating deficiencies for a reasonable period. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has devoted significant efforts in the further development and marketing of products in its Security and DC Transportation Products Segments, which, while now showing improved revenues, cannot yet be considered as sufficient to fund operations for any sustained period of time. Ultimately, the Company's ability to continue is dependent upon achieving profitable operations in these business lines.

The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of products in the Security and DC Transportation Products Segments and (iii) ultimately the achievement of profitable operations. During the years ended December 31, 2004 and 2003, the Company generated net cash flows of $4,624,854 and $3,238,832, respectively, from financing activities, consisting mainly of sales of common stock and the issuance of convertible securities. Management is currently addressing several additional financing sources to fund operations until profitability can be achieved and opportunities to curtail certain operating costs and expenses. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all or that expense curtailments will be sufficient. The consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

See "Management Discussion & Analysis"- Overview, for a detailed discussion of the initiatives the Company is actively pursuing to curtail current spending and reduce overall operating expenses in an effort to reduce the Company's cash needs.

During the year ended December 31, 2004 the Company funded its losses from operations through the following vehicles:

     o The receipt of $1,195,003 (net of financing fees of $119,997) in proceeds through a convertible preferred private equity offering exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The private placement was conducted as a "Unit Offering" with each $8.00 Unit consisting of 8 shares of Series A Convertible Preferred stock, 2 shares of restricted common stock and a warrant to purchase an additional 3 shares of common stock at $.50 per share. In addition to a 6% coupon per share, the Series A Convertible Preferred stock has a $1.00 per share value which may be converted to shares of common stock at a variable rate but not less than $.25 or 4 shares of common stock. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration was filed on March 30, 2004 and became effective on April 9, 2004 (See note 9 to the financial statements).

     o The receipt of $3,403,909 (net of financing fees of $102,341) in proceeds through private equity offerings exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The private placement consisted of three separate offerings at $.1275, $.1350, and $.1750 per share. In addition, investors received warrants to purchase additional shares of common stock in the Company exercisable at $.50 per share, with five year expiration. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration was filed on October 15, 2004 and became effective on October 29, 2004 (See note 9 to the financial statements).

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

Recent Accounting Pronouncements:

See "Note 15" to the attached financial statements.


ITEM 7.  FINANCIAL STATEMENTS.

Our financial statements are included herein commencing on page F-1.

                                 POWERLINX, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated financial statements and footnotes:

Report of Aidman, Piser & Company, P.A.                                                                             F-2

Consolidated balance sheet as of December 31, 2004                                                                  F-3

Consolidated statements of operations, years ended December 31, 2004 and 2003                                       F-4

Consolidated statements of stockholders' equity, years ended December 31,
   2004 and 2003                                                                                                    F-5

Consolidated statements of cash flows, years ended December 31, 2004 and 2003                                       F-9

Notes to consolidated financial statements                                                                          F-11

             Report of Independent Registered Public Accounting Firm


The Board of Directors
Powerlinx, Inc.

We have audited the accompanying consolidated balance sheet of Powerlinx, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Powerlinx, Inc. as of December 31, 2004 and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and has used significant cash in its operating activities. In the absence of additional financing, these conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
March 17, 2005

                                 POWERLINX, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                                       ASSETS

Current assets:
   Cash                                                                                            $         497,663
   Accounts receivable, net                                                                                  374,096
   Employee advances                                                                                          51,930
   Inventories                                                                                               952,587
   Prepaid expenses and other current assets                                                                  48,990
                                                                                                   ------------------
     Total current assets                                                                                  1,925,266

Intangible assets, net                                                                                     1,124,479
Deposits                                                                                                      40,334
Property and equipment, net                                                                                  304,212
                                                                                                   ------------------

     Total assets                                                                                  $       3,394,291
                                                                                                   ==================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                                $         613,564
   Accrued expenses                                                                                          164,912
   Deferred revenue                                                                                          173,483
   Due to related parties                                                                                     60,151
   Current maturities of note payable                                                                          1,765
   Litigation settlement                                                                                     300,000
                                                                                                   ------------------
     Total current liabilities                                                                             1,313,875

Note payable, less current maturities                                                                         28,235
                                                                                                   ------------------

     Total liabilities                                                                                     1,342,110
                                                                                                   ------------------

Commitments and contingencies (Note 12)                                                                            -

Stockholders' equity:
   Series A convertible preferred stock, $1.00 par value; authorized 10,000,000 shares; 1,825,520 shares issued,
     and 880,608 outstanding                                                                                 776,519
   Common stock, $.001 par value; 250,000,000
     shares authorized, 172,646,130 shares issued,
     172,172,555 shares outstanding                                                                          172,646
   Additional paid-in capital                                                                             21,335,484
   Treasury stock, at cost, 473,575 shares                                                                  (287,757)
   Accumulated deficit                                                                                   (19,944,711)
                                                                                                   ------------------
     Total stockholders' equity                                                                            2,052,181
                                                                                                   ------------------

     Total liabilities and stockholders' equity                                                    $       3,394,291
                                                                                                   ==================

                       See notes to financial statements.

                                 POWERLINX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                      2004                2003
                                                                                -----------------  ------------------
Product sales, net                                                              $      1,391,175   $       1,372,044
Cost of goods sold                                                                       865,299             960,313
                                                                                -----------------  ------------------

            Gross profit                                                                 525,876             411,731

Operating expenses:
   Salaries and wages                                                                  1,680,598           1,134,470
   Professional and consulting fees                                                    1,081,749             443,492
   Depreciation and amortization                                                         653,571             547,581
   Research and development                                                              645,702             206,259
   Advertising and promotions                                                            156,678             111,367
   Rent and utilities                                                                    186,182             110,348
   Telemarketing                                                                         200,189                   -

   Travel & entertainment                                                                294,052             148,973
   Royalties expense                                                                     225,000             240,000
   Other expenses                                                                        520,564             423,506
                                                                                -----------------  ------------------

     Total operating expenses                                                          5,644,285           3,365,996
                                                                                -----------------  ------------------

Loss from operations                                                                  (5,118,409)         (2,954,265)

Other expense:
   Interest expense                                                                            -          (1,027,445)
   Other expense                                                                          (5,362)            (42,117)
                                                                                -----------------   -----------------

Loss before income taxes                                                              (5,123,771)         (4,023,827)

Income tax (expense) benefit                                                                  -                 -
                                                                                -----------------  ------------------

Net loss                                                                             ($5,123,771)        ($4,023,827)
                                                                                =================  ==================

Reconciliation of net loss to loss applicable to common shareholders:

   Net loss                                                                          ($5,123,771)        ($4,023,827)

   Preferred stock dividends                                                             (27,308)                  -
                                                                                 ----------------  ------------------

Loss applicable to common shareholders                                               ($5,151,079)        ($4,023,827)
                                                                                =================  ==================

Loss per common share, basic and diluted                                        $          (0.03)  $           (0.05)
                                                                                =================  ==================

Weighted average common shares outstanding, basic
   and diluted                                                                       149,022,599          78,258,676
                                                                                =================  ==================

                       See notes to financial statements.

                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2003

                                                                                                           Unearned
                                                         Common        Additional                      Restricted      Stock
                                          Common         Stock          Paid-In         Treasury         Stock      Subscription
                                          Stock       ($.001 par)       Capital          Stock        Compensation   Receivable
                                      -------------- -------------- ----------------- -------------  ----------------------------
Balances, January 1, 2003                37,739,685       $ 37,740      $ 11,364,844    $ (277,757)      $ (146,659)         $ -

Net loss                                          -              -                 -             -                -            -

Conversion of debentures
  to equity                              45,748,151         45,748           808,558             -                -            -

Beneficial conversion feature                     -              -           295,277             -                -            -

Issuance of stock to employees
  and directors                             167,000            167            16,933             -                -            -

Issuance of stock for services
  and royalties                           4,698,500          4,698           236,119             -                -            -

Issuance of stock in connection
  with distribution agreement               500,000            500            24,500             -                -            -

Issuance of stock in connection
  with asset purchases and
  licensing agreements                    1,568,750          1,569           365,931             -                -            -

Issuance of stock for financing fees        704,350            704            41,388             -                -            -

Issuance of stock for liabilities           425,883            425           145,388             -                -            -

Sales of common stock                    40,939,568         40,940         2,170,973             -                -       (3,250)

Equity units subscribed                           -              -                 -             -                -            -

Repurchase of treasury stock, at cost             -              -                 -       (10,000)               -            -

Exercise of employee options                346,000            346            16,954             -                -            -

Warrants issued for financing fees                -              -            15,963             -                -            -

Warrants issued in connection with debt           -              -            34,517             -                -            -

Exercise of common stock warrants         3,000,000          3,000           297,000             -                -            -

Amortization of unearned restricted
  stock compensation                              -              -                 -             -          117,237            -
                                      -------------- -------------- ----------------- -------------  ----------------------------

Balances, December 31, 2003             135,837,887      $ 135,837      $ 15,834,345    $ (287,757)       $ (29,422)    $ (3,250)
                                      ============== ============== ================= =============  ============================

                       See notes to financial statements.


                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2003 (continued)



                                         Equity
                                         Units        Accumulated
                                       Subscribed       Deficit           Total
                                      ------------- ---------------- ----------------
Balances, January 1, 2003                      $ -    $ (10,769,805)       $ 208,363

Net loss                                         -       (4,023,827)      (4,023,827)

Conversion of debentures
  to equity                                      -                -          854,306

Beneficial conversion feature                    -                -          295,277

Issuance of stock to employees
  and directors                                  -                -           17,100

Issuance of stock for services
  and royalties                                  -                -          240,817

Issuance of stock in connection
  with distribution agreement                    -                -           25,000

Issuance of stock in connection
  with asset purchases and
  licensing agreements                           -                -          367,500

Issuance of stock for financing fees             -                -           42,092

Issuance of stock for liabilities                -                -          145,813

Sales of common stock                            -                -        2,208,663

Equity units subscribed                    250,000                -          250,000

Repurchase of treasury stock, at cost            -                -          (10,000)

Exercise of employee options                     -                -           17,300

Warrants issued for financing fees               -                -           15,963

Warrants issued in connection with debt          -                -           34,517

Exercise of common stock warrants                -                -          300,000

Amortization of unearned restricted
  stock compensation                             -                -          117,237
                                      ------------- ---------------- ----------------

Balances, December 31, 2003              $ 250,000    $ (14,793,632)     $ 1,106,121
                                      ============= ================ ================

                       See notes to financial statements.

                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2004

                                                                                             Unearned
                                                 Common      Additional                     Restricted       Stock         Equity
                                  Common         Stock         Paid-In       Treasury         Stock       Subscription     Units
                                  Stock       ($.001 par)      Capital         Stock       Compensation    Receivable    Subscribed
                              -------------- -------------- -------------- -------------- --------------- ------------- ------------
Balances, January 1, 2004       135,837,887      $ 135,837   $ 15,834,345     $ (287,757)      $ (29,422)     $ (3,250)    $ 250,000

Net loss                                  -              -              -              -               -             -           -

Preferred stock dividends                 -              -              -              -               -             -           -

Sales of common stock, net of
  costs of $102,341              25,510,604         25,510      3,378,399              -               -         3,250           -

Issuance of stock to employees
  and directors                   1,312,500          1,313        251,062              -               -             -           -

Issuance of stock
  to consultants                  1,405,897          1,406        298,174              -               -             -           -

Issuance of stock for patents       441,176            441        149,559              -               -             -           -

Issuance of stock and warrants
  under Equity Unit Offering, net
  of costs of $119,997              456,380            456         95,327              -               -             -    (250,000)

Issuance of warrants
  to consultants                          -              -         53,747              -               -             -           -

Issuance of warrants
  for trademark                           -              -          9,925              -               -             -           -

Issuance of stock for liability
  due to related party              392,157            392         49,608              -               -             -           -

Issuance of stock in cashless
  exercise of warrants              794,483            794           (794)             -               -             -           -

Issuance of stock for
  software license                2,224,000          2,224        309,136              -               -             -           -

Conversion of Series A Preferred
  shares to common stock          3,779,648          3,780        829,441              -               -             -           -

Issuance of stock for liabilities   491,398            491         77,557              -               -             -           -

Adjustment                                -              2             (2)             -               -             -           -

Amortization of unearned
  restricted stock compensation           -              -              -              -          29,422             -           -
                              -------------- -------------- -------------- -------------- --------------- ------------- ------------

Balances, December 31, 2004     172,646,130      $ 172,646   $ 21,335,484     $ (287,757)            $ -           $ -         $ -
                              ============== ============== ============== ============== =============== ============= ============

                       See notes to financial statements.

                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    YEAR ENDED DECEMBER 31, 2004 (continued)


                                                        Series A
                                                      Convertible
                                      Accumulated      Preferred
                                        Deficit          Stock         Total
                                    ----------------  ------------- -------------
Balances, January 1, 2004             $ (14,793,632)           $ -   $ 1,106,121

Net loss                                 (5,123,771)             -    (5,123,771)

Preferred stock dividends                   (27,308)             -       (27,308)

Sales of common stock, net of
  costs of $102,341                               -              -     3,407,159

Issuance of stock to employees
  and directors                                   -              -       252,375

Issuance of stock
  to consultants                                  -              -       299,580

Issuance of stock for patents                     -              -       150,000

Issuance of stock and warrants
  under Equity Unit Offering, net
  of costs of $119,997                            -      1,609,740     1,455,523

Issuance of warrants
  to consultants                                  -              -        53,747

Issuance of warrants
  for trademark                                   -              -         9,925

Issuance of stock for liability
  due to related party                            -              -        50,000

Issuance of stock in cashless
  exercise of warrants                            -              -             -

Issuance of stock for
  software license                                -              -       311,360

Conversion of Series A Preferred
  shares to common stock                          -       (833,221)            -

Issuance of stock for liabilities                 -              -        78,048

Adjustment                                        -              -             -

Amortization of unearned
  restricted stock compensation                   -              -        29,422
                                    ----------------  ------------- -------------

Balances, December 31, 2004           $ (19,944,711)     $ 776,519   $ 2,052,181
                                    ================  ============= =============

                       See notes to financial statements.

                                 POWERLINX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                    2004                2003
                                                                             ------------------  ------------------
Cash flows from operating activities:
   Net loss                                                                        ($5,123,771)        ($4,023,827)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
       Stock-based compensation                                                        635,124             375,154
       Amortization                                                                    560,236             607,901
       Accretion of debt discount                                                            -             525,531
       Depreciation                                                                     93,335              68,293
       Bad debt expense                                                                 93,682              19,484
       Changes in operating assets and liabilities:
         Accounts receivable                                                          (265,925)           (168,555)
         Accounts receivable, officer                                                   20,000                   -
         Employee advances                                                             (51,930)                  -
         Inventories                                                                  (394,640)           (320,421)
         Prepaid expenses and other current assets                                     (29,911)             10,378
         Deposits                                                                      (40,334)                  -
         Accounts payable                                                              106,255            (329,829)
         Accrued expenses                                                                5,884             142,553
         Due to related parties                                                         60,151                   -
         Deferred revenue                                                               86,883              39,193
                                                                             ------------------  ------------------

Net cash flows from operating activities                                            (4,244,961)         (3,054,145)
                                                                             ------------------  ------------------

Cash flows from investing activities:
   Purchases of property and equipment                                                 (42,387)            (29,894)
                                                                             ------------------  ------------------

Net cash flows from investing activities                                               (42,387)            (29,894)
                                                                             ------------------   -----------------

Cash flows from financing activities:
   Proceeds from sale of equity units, net of costs of $119,997                      1,195,003                   -
   Proceeds from stock subscription receivable                                           3,250                   -
   Proceeds from sales of common stock, net of costs of $102,341                     3,403,909           2,208,663
   Preferred stock dividends                                                           (27,308)                  -
   Proceeds from convertible debentures                                                      -             516,774
   Proceeds from exercise of common stock warrants                                           -             300,000
   Proceeds from equity unit subscriptions                                                   -             250,000
   Proceeds from exercise of common stock options                                            -              17,300
   Repayments of related party debt                                                   (100,000)            (98,655)
   Proceeds from factoring receivables                                                       -              86,500
   Proceeds from notes payable, related parties                                        150,000                   -
   Proceeds from notes payable and long-term debt                                            -              37,000
   Repayments from notes payable                                                             -             (67,000)
   Purchase of treasury stock                                                                -             (10,000)
   Other subscriptions, net                                                                  -              (1,750)
                                                                             ------------------  ------------------

Net cash flows from financing activities                                             4,624,854           3,238,832
                                                                             ------------------  ------------------

Net change in cash and cash equivalents                                                337,506             154,793
Cash and cash equivalents at beginning of year                                         160,157               5,364
                                                                             ------------------  ------------------

Cash and cash equivalents at end of year                                     $         497,663   $         160,157
                                                                             ==================  ==================

                       See notes to financial statements.

                                 POWERLINX, INC

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                   NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                                    2004                2003
                                                                             ------------------  ------------------
Issuance of common stock for liabilities                                     $          78,048   $         145,813
                                                                             ==================  ==================

Conversion of convertible debentures to common stock,
    including $295,277 of beneficial conversion feature                      $               -   $       1,149,583
                                                                             ==================  ==================

Issuance of common stock in connection with
   distributorship agreement                                                 $               -   $          25,000
                                                                             ==================  ==================

Issuance of common stock for financing fees                                  $               -   $          42,092
                                                                             ==================  ==================

Issuance of common stock warrants for financing fees                         $               -   $          15,963
                                                                             ==================  ==================

Issuance of common stock warrants in connection with debt                    $               -   $          34,517
                                                                             ==================  ==================

Issuance of common stock for intangible assets
   and property and equipment                                                $               -   $         180,000
                                                                             ==================  ==================

Conversion of vendor debt and accrued payroll
   to equity units                                                           $         260,520   $               -
                                                                             ==================  ==================

Conversion of equity units subscribed to
   equity units issued                                                       $         250,000   $               -
                                                                             ==================  ==================

Deferred finance costs funded through proceeds from
   convertible debentures                                                    $               -   $          66,724
                                                                             ==================  ==================

Issuance of common stock for licensing rights                                $         311,360   $         187,500
                                                                             ==================  ==================

Issuance of common stock for patents                                         $         150,000   $               -
                                                                             =================   ==================

Issuance of common stock warrants for trademark                              $           9,925   $               -
                                                                             =================   ==================

Issuance of common stock for amounts due to related parties                  $          50,000   $               -
                                                                             =================   ==================

Purchase of property and equipment financed with note payable                $          30,000   $               -
                                                                             =================   ==================

                          OTHER CASH FLOWS INFORMATION

Cash paid for taxes                                                          $               -   $               -
                                                                             ==================  ==================

Cash paid for interest $                                                                     -            $  22,460
                                                                             ==================  ===================

                       See notes to financial statements.

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

1.   Business and organization:

     Powerlinx, Inc. ("Powerlinx" or the "Company"), a Utah Corporation, is engaged in four product segments. The Marine Products Segment markets and sells underwater video cameras, lighting and accessories principally to retail sporting goods businesses throughout the United States. The Security Products Segment develops, markets, licenses, and sells proprietary power line video security devices and consumer electronic products; to retailers, governmental agencies, commercial businesses, and original equipment manufacturers, throughout the United States. The DC Transportation Products Segment develops and sells power line rear and side vision systems for all classes of vehicles in the transportation industry to distributors and original equipment manufacturers throughout the United States. The Hotel/MDU (Multi-dwelling unit) Products Segment sells and installs high-speed Internet systems to hotels and apartment buildings.

2.   Liquidity and management's plans and significant accounting policies:

     Liquidity and management's plans:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern for a reasonable period. However, the Company has incurred losses of $5,123,771 and $4,023,827 during the years ended December 31, 2004 and 2003, respectively. In addition, during those same years, the Company has used cash of $4,244,961 and $3,054,145 in its operating activities. The Company's continuation has been largely dependent upon obtaining financing from external sources to support its operations and will require additional financing to continue. There can be no assurance that financing arrangements will be available in amounts sufficient to fund operating deficiencies for a reasonable period. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has devoted significant efforts in the further development and marketing of products in its Security and DC Transportation Products Segments, which, while now showing improved revenues, cannot yet be considered as sufficient to fund operations for any sustained period of time. Ultimately, the Company's ability to continue is dependent upon achieving profitable operations in these business lines.

     The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of products in the Security and DC Transportation Products Segments and
     (iii) ultimately the achievement of profitable operations. During the years ended December 31, 2004 and 2003, the Company generated net cash flows of $4,624,854 and $3,238,832, respectively, from financing activities, consisting mainly of sales of common stock and the issuance of convertible securities. Management is currently addressing several 2. Liquidity and management's plans and significant accounting policies: (continued)

     Liquidity and management's plans

     additional financing sources to fund operations until profitability can be achieved and opportunities to curtail certain operating costs and expenses. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all or that expense curtailments will be sufficient. The consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

     Significant Accounting Policies:

     Principles of consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiary. All intercompany accounts have been eliminated in the preparation of the consolidated financial statements.

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

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

2.   Liquidity  and  management's  plans and  significant  accounting  policies:
     (continued)

     Accounts receivable and allowance for doubtful accounts:

     Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs continuing credit evaluations of customers' financial condition, but does not require collateral.

     Accounts receivable and allowance for doubtful accounts:

     Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are written off to bad debt expense. The allowance for doubtful accounts contains a general accrual for remaining possible bad debts. The allowance for doubtful accounts at December 31, 2004 was $86,429. Based on the information available, management believes that the allowance for doubtful accounts as of December 31, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

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

     Intangible assets:

     Intangible assets, are stated at cost, and consist of purchased technology licenses; trademarks and incremental costs to acquire patents on internally developed technologies (also see research and development, below).
     Amortization is calculated on the straight-line method over estimated useful lives of the technologies, not to exceed legal or contractual provisions. Currently the intangible assets are being amortized over estimated useful lives of five years with the exception of trademarks which have indeterminate useful lives. The Company evaluates each reporting period whether the events and circumstances continue to support an indefinite life. Additionally, the carrying value of trademarks is reviewed annually or whenever events or changes in circumstances indicate that the historical cost-carrying value may no longer be appropriate. This review is performed in the same manner as that performed on long-lived assets (see below).

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


2.   Liquidity  and  management's  plans and  significant  accounting  policies:
     (continued)

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

     Financial instruments:

     Financial instruments consist of cash and cash equivalents, accounts receivable, and trade payables and notes payable. As of December 31, 2004 the fair values of these instruments approximated their respective carrying values.

     Concentrations:

     Accounts receivable are concentrated in the security products industry and credit losses have been within management's expectations. Although the Company serves a large and varied group of customers, three customers accounted for 27% of total revenue for the year ended December 31, 2004.

     The Company's product assembly is dependent upon the operations of two primary labor suppliers, one of which is outside the United States. At December 31, 2004, approximately $4,500 of the Company's inventory was held off-site at these locations. If the Company should lose these suppliers of assembly servicing there could be a disruption in the operations of the Company. The Company is in the process of securing alternative sources of these services.

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

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


2.   Liquidity  and  management's  plans and  significant  accounting  policies:
     (continued)

     Stock-based compensation:

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

     The Company accounts for unregistered common stock issued for services or asset acquisitions at the fair value of the stock issued based upon quoted market prices of the Company's trading common stock.

     The following table reflects supplemental financial information related to stock-based employee compensation, as required by Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and
     Disclosure:

                                                                                      2004                2003
                                                                                -----------------  ------------------
   Net loss, as reported                                                        $     (5,123,771)  $      (4,023,827)
                                                                                =================  ==================
   Employee stock-based compensation, as reported                               $       (252,375)  $         (17,100)
                                                                                =================  ==================
   Employee stock-based
            compensation (fair value method)                                            (252,375)  $        (238,200)
                                                                                =================  ==================
   Pro-forma net loss under fair value method                                   ($     5,123,771)  $      (4,244,927)
                                                                                =================  ==================

   Loss per common share, as reported                                           $           (.03)  $            (.05)
   Pro forma loss per common share
     under fair value method                                                    $           (.03)  $            (.05)
                                                                                =================  ==================

     The above table reflects the unaudited pro forma effects on net loss and loss per common share had the Company applied the fair value measurement method to its employee stock-based compensation. The Black Scholes fair value model was used for this purpose. The estimated time to expiration was estimated at the full term of the options; volatility was estimated to be 206%; and the risk free rate of return was 4%. In all instances, the Company used trading market values on the grant date for the fair value of the common shares.

     Research and development:

     Expenditures related to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


2.   Liquidity  and  management's  plans and  significant  accounting  policies:
     (continued)

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

     Segment information:

     The Company accounts for its four reportable segments using the management approach, which focuses on disclosing financial information that the
     Company's Chief Decision Making Officer ("CDMO") uses to make decisions about the Company's operating matters. The four reportable segments utilize the Company's operating assets equally. Therefore, information about assets and depreciation is excluded from the segment information used by management and provided in Note 4, below.

     Loss per common share:

     Loss per common share is computed using (i) as the numerator, the net loss, adjusted for preferred stock dividends and (ii) as the denominator, the weighted-average number of common shares and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options and warrants, if applicable, using the treasury stock method and convertible preferred stock, if applicable, using the if-converted method. See Note 13.

     Comprehensive loss:

     Comprehensive loss equals the Company's net loss for all periods presented adjusted for comprehensive income (loss) items. There were no comprehensive income (loss) items during the periods presented.

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


2.   Liquidity  and  management's  plans and  significant  accounting  policies:
     (continued)

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

3.   Factored accounts receivable:

     The Company is a party to an accounts receivable financing facility under which cash collections on certain eligible accounts receivable are assigned to a financial institution. Under this arrangement, eligible customers make their payments directly to the financial institution. Upon receipt of payment, the financial institution remits the balance of the factored account, less its fees, to the Company. The Company has received aggregate proceeds of $86,500 under the factoring arrangement, related to gross factored accounts receivable of $93,500. The Company is accounting for this accounts receivable factoring arrangement as a secured borrowing pursuant to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company's assets, including accounts receivable, inventory and property and equipment, secure the agreement. The related service charge is reflected in interest expense in the period that the accounts receivable are transferred. Factoring fees of approximately $5,700 were incurred during 2003. There was no outstanding factored accounts receivable as of December 31, 2004.

4.   Segment information:

     The Company operates in four identifiable industry segments. The Marine Products Segment markets and sells underwater video cameras, lighting and accessories principally to retail sporting goods businesses throughout the United States. The Security Products Segment develops, markets, licenses, and sells proprietary power line video security devices and consumer electronic products; to retailers, governmental agencies, commercial businesses, and original equipment manufacturers, throughout the United States. The DC Transportation Products Segment develops and sells power line rear and side vision systems for all classes of vehicles in the transportation industry to distributors and original equipment manufacturers throughout the United States. The Hotel/MDU (Multi-dwelling unit) Products Segment sells and installs high-speed internet systems to hotels and apartment buildings. The Company's facilities and other assets are not distinguished among the identifiable segments. Other financial information about the Company's segments is as follows:

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                         2004
                                                                                       Hotel/MDU
                                       Security         Marine         DC Trans      Connectivity
                                       Products        Products        Products        Products          Total

Net revenue                               $ 492,398       $ 211,650       $ 306,472       $ 380,655     $ 1,391,175
Cost of sales                             $ 377,105       $ 107,485       $ 138,670       $ 242,039       $ 865,299
Gross profit                              $ 109,366        $ 69,629       $ 130,347        $ 43,039       $ 525,876
Research and development:
         Stock based                      $ 106,084             $ -             $ -        $ 57,095       $ 163,179
         Other                            $ 441,607             $ -        $ 27,668        $ 13,248       $ 482,523



                                                                         2003
                                                                                       Hotel/MDU
                                       Security         Marine         DC Trans      Connectivity
                                       Products        Products        Products        Products          Total

Net revenue                               $ 640,589       $ 373,568       $ 357,886             $ -     $ 1,372,044
Cost of sales                             $ 689,347       $ 183,352        $ 87,614             $ -       $ 960,314
Gross profit                              $ (48,758)      $ 190,216       $ 270,272             $ -       $ 411,730
Research and development:
         Stock based                      $ 145,400             $ -             $ -             $ -       $ 145,400
         Other                             $ 23,360             $ -        $ 37,499             $ -        $ 60,859

5.   Inventories:

     Inventories consist of the following as of December 31, 2004:

       Component parts                                                $  428,512
       Finished goods                                                 $  524,075
                                                                      ----------
                                                                      $  952,587

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

6.   Intangible assets:

     During 2004, the Company issued 2,224,000 shares of restricted common stock for a software licensing agreement with On2 Technologies, Inc. The software acquired in this agreement will be incorporated in the Company's digital PLC products. The transaction was valued at $311,360, or $.14 per share; the closing market price of the Company's stock on the date the agreement was executed. The license is being amortized over its estimated useful life of five years. The Chief Executive Officer of On2 Technologies Inc., Douglas McIntyre, is also a member of the Powerlinx, Inc Board of Directors. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission.

6. Intangible assets: (continued)

     The registration statement was filed on October 15, 2004 and became effective on October 29, 2004.

     During 2004, the Company issued 441,176 shares of restricted common stock in conjunction with the purchase of patents. The restricted common stock issued was valued based upon the previous closing market price prior to the date of the purchase agreement. The patents are being amortized over estimated useful lives of five years.

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

     The Company recorded amortization expense of $474,289,  $55,947 and $30,000
     in  connection  with  patents,   licensing  rights,   and   distributorship
     agreements, respectively, for the year ended December 31, 2004.

     Intangible assets consist of the following at December 31, 2004:

                                                                         DC           Hotel/MDU
                                      Security         Marine      Transportation   Connectivity        Total

Patents                                $ 1,577,813       $ 741,148             $ -             $ -     $ 2,318,961
Licensing rights                            37,500               -               -               -          37,500
Software license agreement                 461,360               -               -               -         461,360
Trademark                                   46,962               -          46,963               -          93,925
Acumulated amortization                 (1,217,875)       (569,392)              -               -      (1,787,267)
                                        -----------       ---------             --              --      -----------
                                         $ 905,760       $ 171,756        $ 46,963             $ -     $ 1,124,479
                                   ================================================================================

     Estimated future amortization is as follows:

         Year ending December 31,
                        2005              $         569,062
                        2006                        178,121
                        2007                        122,272
                        2008                        122,273
                        2009                         38,826
                                          ------------------
                                          $       1,030,554

7.   Property and equipment:

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

     Property and equipment consists of the following as of December 31, 2004:

       Automobiles                                            $  14,903
       Furniture and fixtures                                   454,769
       Computer equipment                                       168,393
                                                      ------------------
                                                                638,065
       Less accumulated depreciation                           (333,853)
                                                      ------------------
                                                              $ 304,212

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

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

8.   Convertible debentures (continued):
                                                  Amount           Percent
         Discounts to face value:
           Beneficial conversion feature      $        583,000            83.0%
           Allocation to warrants                      117,000            18.0%
                                              ----------------  ---------------
                                                       700,000           100.1%

         Other interest expense:
           Amortization of debt costs                   88,000            13.0%
           Contractual interest rate                    84,000            12.0%
                                              ----------------  ---------------
                                              $        420,600           126.0%
                                              ================  ===============

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

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


8.   Convertible debentures (continued):

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

                                                  Amount            Percent

       Discounts to face value:
           Beneficial conversion feature       $       295,300            92.3%
           Allocation to warrants                       24,700             7.7%
                                               ---------------  ---------------
                                                       320,000           100.0%

         Other interest expense:
           Amortization of debt costs                   62,200            19.4%
           Contractual interest rate                    38,400            12.0%
                                               ---------------  ---------------
                                               $      420,600            131.4%
                                               ==============   ===============

     Cumulative amortization of the beneficial conversion feature and debt issue costs during the year ended December 31, 2003 for the 2002 and 2003 Securities Transactions amounted to $526,000 and $63,000, respectively.

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

8.   Convertible debentures (continued):

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

9.   Income taxes:

     No provision or benefit for income taxes was required during the years ended December 31, 2004 and 2003 because the tax effects of operating losses and other temporary differences between the book and tax bases of assets and liabilities during those periods were offset by valuation allowances in the same amounts.

     A reconciliation of statutory federal income tax rate with the Company's effective income tax rate for the year ended as of December 31, 2004 and 2003 is as follows:

                                                      2004           2003
                                                   --------------  -------------
         U.S. federal taxes statutory rate               (35.00)%       (35.00)%
           Increase (decrease):
              State taxes                                 (3.25)%        (3.25)%
              Litigation settlement                           - %        (.016)%
              Non-deductible compensation                     - %         3.59 %
              Non-deductible interest accretions              - %         5.03 %
              Non-deductible entertainment                    - %         0.72 %
              Valuation allowances                         38.25%        29.07 %
                                                   --------------  -------------
              Effective tax rate                               -             -
                                                   ==============  =============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                      2004           2003
                                                   --------------  -------------
         Deferred tax assets (liabilities):
           Net operating loss                      $   3,856,000   $  2,818,000
           Amortization of intangibles and other         291,000        168,000
           Valuation allowance                        (4,147,000)    (2,986,000)
                                                   --------------  -------------

              Total deferred tax asset             $           -   $          -
                                                   ==============  =============

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

9.   Income taxes: (continued)

     As of December 31, 2004, the Company has net operating loss carryforwards of approximately $10,200,000 that are available to offset future taxable income.

     Under Section 382 and 383 of the Internal Revenue Code, if an ownership change occurs with respect to a "loss corporation", as defined, there are annual limitations on the amount of the net operating loss and other deductions which are available to the company. Due to the stock transactions that the Company has engaged in recently, the Company believes that the use of the net operating losses shown as deferred assets will be significantly limited.

10.  Stockholders' equity:

     2004 Transactions

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

     2004 Equity Unit Issuance:

     On March 31, 2004, the Company issued 228,190 units (the "equity units") for sale to accredited investors at a price of $8.00 per equity unit. Each equity unit consists of (i) 8 shares of Series A Convertible Preferred Stock; (ii) 2 shares of the Company's common stock; and (iii) three common stock purchase warrants. Each warrant is exercisable until May 15, 2006, at a price of $0.50. Proceeds from the equity unit offering were allocated to the common stock, the Series A Convertible Preferred Stock and the common stock purchase warrants based on their relative fair values. The fair value of the common stock was based on the market price per share on the date the offering was completed (the "measurement date"). The fair value of the preferred stock was based on the number of shares of common stock to be received upon conversion at the common stock market share price on the measurement date. The fair value of the warrants was determined using the Black-Scholes pricing model with the following inputs: exercise price of $0.50, market price of $0.19, days to expiration of 783, volatility of 193%, and an interest rate of 4%. 10. Stockholders' equity: (continued)

     2004 Equity Unit Issuance:

     As of September 30, 2004, the Company had received conversion notices to convert all of the Series A convertible preferred stock to common stock at the floor price of $.25 per common share. 944,912 preferred shares were converted to 3,779,648 shares of common stock for the year ended December 31, 2004 (See "2004 Common Stock Issuances).

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

     2004 Transactions

     2004 Common Stock Issuances:

     During the year ended December 31, 2004, the Company issued 3,779,648 shares of free trading common stock for the conversion of 944,912 shares of the Company's preferred A stock, as a result of conversion notices received by the Company, from holders, on September 20, 2004. The conversion rate, in accordance with the terms and provisions of the offering was $.25 per share.

     During the year ended December 31, 2004, 232,500 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. The Company received total proceeds from the offering of $23,250 in 2003. The $3,250 stock subscription receivable at December 31, 2003 was from a 2003 private placement and it was paid in full as of December 31, 2004.

     During the year ended December 31, 2004, the Company issued 1,025,000 shares of restricted common stock to directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $205,000 in the aggregate.

     During the year ended December 31, 2004, the Company issued 932,000 shares of free trading common stock to professional research and development consultants relating to the development of the Company's security and hotel/MDU connectivity products. The common stock was valued based upon the closing market price on the date of issuance, or $177,080. $123,595 was recognized as Research & Development expense for the year ended December 31, 2004, while the remaining $53,485 is being amortized over the lives of the various agreements.

     During the year ended December 31, 2004, the Company issued 250,000 shares of restricted common stock for development and design services relating to the Company's security products. The common stock was valued based upon the closing market price on the date of 10. Stockholders' equity: (continued)

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


     issuance, or $47,500. The entire amount was recognized as Research & Development expense for the year ended December 31, 2004.

     During the year ended December 31, 2004, the Company issued 223,897 shares of free trading common stock to professional research and development consultants under an agreement to license certain patented technology. The common stock was valued based upon the trading market price on the date of issuance, or $75,000 which was recognized as royalties' expense in connection with the issuance.

     During the year ended December 31, 2004, the Company issued 441,176 shares of restricted common stock in conjunction with the purchase of patents. The restricted common stock issued was valued based upon quoted market prices prior to the date of the purchase agreement. The patents are being amortized over estimated useful lives of five years.

     During the year ended December 31, 2004, the Company issued 94,354 shares of restricted common stock for the conversion of $18,139 of liabilities; and 85,000 shares of restricted common stock, valued at $15,300, for the pre-payment of one years rent, commencing May 15, 2004, for the warehouse space the Company occupies for its distribution center. The restricted common stock issued was valued based upon the closing market price of the Company's common stock on the date of issuance.

     During the year ended December 31, 2004, the Company issued 272,500 shares of restricted common stock for financing fees relating to short-term loans made to the Company in June of 2004. The shares were valued using quoted market prices on the dates issued.

     During the year ended December 31, 2004, the Company sold an aggregate of 12,831,373 shares of common stock to accredited investors for an aggregate purchase price of $1,636,000, or $.1275 per share. In addition, warrants to purchase an additional 1,924,707 shares of common stock were issued in conjunction with the offering. The warrants have an exercise price of $.50 per share and expire on June 30, 2009. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration statement was filed on October 15, 2004 and became effective on October 29, 2004.

     During the year ended December 31, 2004, the Company issued 100,000 share of restricted common stock to employees for employment signing bonuses. The transaction was valued at the closing market price of the Company's stock on the date of grant, or $15,500.

     During the year ended December 31, 2004, the Company issued 187,500 shares of restricted common stock to two Company Director's as compensation for raising capital for the Company through private equity placements. The transaction was valued at the closing market price of 10. Stockholders' equity: (continued)

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


     the Company's stock on the date of grant, or $31,875. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration statement was filed on October 15, 2004 and became effective on October 29, 2004.

     During the year ended December 31, 2004, the Company issued 39,544 shares of restricted common stock to investors and employees for the conversion of $5,378 of accrued interest relating to the Company's convertible preferred stock offering.

     During the year ended December 31, 2004, the Company sold an aggregate of 8,163,889 shares of common stock to accredited investors for an aggregate purchase price of $1,102,125, or $.135 per share. In addition, warrants to purchase an additional 1,224,583 shares of common stock were issued in conjunction with the offering. The warrants have an exercise price of $.50 per share and expire on June 30, 2009. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration statement was filed on October 15, 2004 and became effective on October 29, 2004.

     During the year ended December 31, 2004, the Company sold an aggregate of 4,675,000 shares of common stock to accredited investors for an aggregate purchase price of $818,125, or $.175 per share. In addition, warrants to purchase an additional 701,250 shares of common stock were issued in conjunction with the offering. The warrants have an exercise price of $.50 per share and expire on June 30, 2009. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration statement was filed on October 15, 2004 and became effective on October 29, 2004.

     During the year ended December 31, 2004, the Company issued 794,483 shares of restricted common stock for the conversion of 960,000 $.05 per share warrants issued in conjunction with the Company's convertible debenture financing in May, June, and July of 2003. The holder invoked a cashless exercise provision and therefore the Company received no cash proceeds in the transaction, but rather reduced the number of shares issued by 165,517 in accordance with the cashless exercise provision.

     During the year ended December 31, 2004, the Company issued 2,224,000 shares of restricted common stock in conjunction with the acquisition of a software license agreement with On2 Technologies, Inc. The transaction was valued at $311,360. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration statement was filed on October 15, 2004 and became effective on October 29, 2004.

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


10.  Stockholders' equity: (continued)

     Compensation expense of $29,422 and $94,407 for the year ended December 31, 2004 and 2003, respectively, was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultants as compensation in previous years.

     2003 Transactions:

     Series A Convertible Preferred Stock:

     See "2004 equity transactions".

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

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


10.  Stockholders' equity: (continued)

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

     During 2003, the Company issued 2,068,750 shares of restricted common stock in conjunction with a licensing agreement, distributorship agreement, trademark purchases and software license agreement, respectively. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $392,500, respectively, in the aggregate.

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

     Common stock Warrants:

     During the year ended December 31, 2004 the Company issued warrants to purchase 5,667,221 shares of common stock in connection with the sale of convertible preferred and common stock for financing purposes. The warrants have five-year terms and can be exercised at prices between $0.20 and $0.50. For the year ended December 31, 2003, the

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


10.  Stockholders' equity: (continued)

     Common stock Warrants:

     Company issued warrants to purchase 1,860,000 and 2,100,000 shares of common stock, in connection with the sale of the Convertible Debentures described in Note 8. The warrants have three-year terms and can be exercised at prices between $0.05 and $0.10. The following table sets forth activity of the warrants for the years ended December 31, 2004 and 2003:

                                                                    Activity               Prices
                                                              ------------------- ----------------------

                  Warrants outstanding at January 1, 2003

                  2003 Activity:                                  2,100,000              $0.10
                       Issued                                     1,860,000          $0.05 - $0.10
                       Exercised                                 (3,000,000)             $0.10
                                                              ------------------- ----------------------
                  Warrants outstanding at December 31, 2003
                                                                    960,000              $0.05
                  2004 Activity:
                       Issued                                     5,667,221          $0.20 -- $0.50
                       Exercised                                   (960,000)             $0.05
                                                              ------------------- ----------------------
                  Warrants outstanding at
                  December 31, 2004                               5,667,221          $0.20 -- $0.50
                                                              =================== ======================
                  Weighted average exercise price: December                              $0.45
                  31, 2004
                                                                                  ======================

     Options granted to employees:

     The Company granted 689,355 and 7,422,635 stock options to employees during the years ended December 31, 2004 and 2003, respectively. Stock options have terms of 10 years and exercise prices were equal to the closing market price on the day granted. All stock options issued in 2004 and 2003 were fully vested on the date of grant. In addition, the Company granted 140,000 stock options to directors. The stock options have terms of 5 years, 50% of which vested on the date of grant, and 50% on the one year anniversary from the date of grant. Exercise prices were equal to the closing market price on the day granted. The following table reflects stock option activity:

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


10.   Stockholders' equity: (continued)

     Options granted to employees:

                                                                    Activity               Prices
                                                              ------------------- ----------------------
                  Options outstanding at January 1, 2003
                  2003 Activity:
                       Granted                                       7,422,635       $0.05 -- $0.22
                       Exercised                                     (346,000)           $0.05
                                                              ------------------- ----------------------
                  Options outstanding at December 31, 2003
                                                                     7,076,635       $0.05 -- $0.22
                  2004 Activity:
                       Granted                                         829,355        $0.21-$0.32
                       Exercised                                            --
                                                              ------------------- ----------------------
                  Options outstanding at December 31, 2004
                                                                     7,905,990        $0.05-$0.32
                                                              =================== ======================

                  Stock options vested                               7,835,990        $0.05-$0.32
                                                              =================== ======================
                  Weighted average exercise price:
                       December 31, 2004                                                 $0.073
                                                                                  ======================

       Total stock-based compensation cost recognized is as follows:

                                        2004                2003
                                   ------------------  ------------------
       Employee and directors      $  252,375          $    17,100
       Consultants                    224,580              324,517
       Creditors                       78,048              145,813
       Royalties                       75,000                    -
       Financing fees                  29,422               42,092
                                   ------------------  ------------------
                                   $  635,124          $   529,522
                                   ==================  ==================

11.    Related party transaction:

     In 2001, the Company loaned $50,000 to two officers of the Company. The underlying notes do not bear interest. The officers repaid $10,000 and $20,000 during 2003 and 2002, respectively. The remaining balances were netted against severance payments due to the officers as of December 31, 2004 (See Note 15, Subsequent events). In addition, the Company has a short-term note receivable due from an employee in the amount $22,438.

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


12.  Commitments and contingencies:

     License agreement and royalties:

     In December 2002, the Company entered into a licensing agreement with Satius, Inc. (formerly VideoCom, Inc. and Wire21 Inc.) for its power line technologies, which are utilized in the SecureView product line. This agreement replaces the original license agreement entered into in October 1999 in its entirety. The agreement is effective through the expiration of the patents licensed in the agreement (through October 2012). The agreement obligates the Company to pay royalties equal to between $1 and $3 per unit of licensed products sold, with minimum annual royalties of between $240,000 and $480,000. $225,000 of expense related to this agreement was incurred during in 2004. Additionally, during 2003, the Company issued 750,000 shares of the Company's common stock in connection with this license and recorded an intangible asset for the estimated fair value of the shares ($37,500), which was being amortized over 5 years. During 2004, the Company amortized the remaining $30,000 associated with this license as the Company received notice of license termination from the licensee (See "Litigation, claims and assessment: Satius, Inc. License Agreement" below). During 2003, the Company amortized $7,500 associated with this license agreement.

     Litigation, claims and assessment:

     Satius, Inc License Agreement

     In July 2004, Satius, Inc. and its principal Charles Abraham attempted to terminate a license agreement between Satius and the Company based on alleged breaches of contract by the Company. We dispute the claims of breach that have been alleged against us. Satius further asserts that, without a license to Satius' patents, a substantial amount of the Company's products are now infringing Satius' patents. We dispute the infringement allegation. Satius also claims that it owns certain technologies that were independently developed by the Company. We dispute this claim as well. To our knowledge as of the date this Questionnaire was prepared, Satius and Charles Abraham have not brought suit against the Company. Should a suit be brought, we intend to defend the matter vigorously. However, there can be no assurance that the Company will prevail on the merits of the case. Litigation of this matter will be expensive and will divert time and financial resources away from the Company's business. In addition, an unfavorable outcome in this matter would result in substantial harm and possibly severe damage to the Company.


     Pro-Marketing of Texas

     The Company is a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleges breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company intends to vigorously contest the claim. As of

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


12.  Commitments and contingencies (continued)

     Litigation, claims and assessment:

     December 31, 2004, the matter remains in the discovery stage, and it is too early to determine the ultimate outcome. Accordingly, no liability, if any; that might result from the resolution of this matter has been recorded in the financial statements.

     SEC Investigation

     The Securities and Exchange Commission's Division of Enforcement began an investigation in January 2001 relating to the Company's financial results and common stock performance during 2000. As a result Richard McBride, former chairman, president and chief executive officer, resigned from all positions with the Company. Further, all executives involved with the allegations were replaced during 2001 and Mr. McBride passed away in October 2001. The Company has cooperated fully with the SEC, which included the testimony of former employees, Col. Larry Hoffman (retired), and Christy Mutlu. George Bernardich and current officers and employees Douglas Bauer, CFO, and J. R. Cox, former director, have also testified before the SEC.

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

     Litigation, claims and assessment:

     ("Exchange  Act")  and Rules  10b-5,  13a-1,  13a-11,  13a-13,  and  12b-20
     thereunder, and is liable for civil penalties pursuant to Section 20(d) of the Securities Act and Section 21(d)(3)(A) of the Exchange Act. The SEC's Staff, in accordance with Rule 5(c) of the Commission's Rules of Informal and Other Procedures, 17 C.F.R. ss.202.5(c), afforded the Company the opportunity to make a "Wells Submission" regarding the Staff's intended recommendations. The Company retained its counsel to prepare such a Wells Submission on behalf of the Company, its officers, and employees, as it believed that there were meritorious factual, legal and policy reasons why the Staff's recommendation should not be followed by the Commission. The "Wells Submission" documents were prepared and submitted to the Staff near the end of March of 2004.

     In June of 2004, counsel notified the Company that as a result of the Wells Submission, the staff may modify its recommendations to the Commission; however, the Company had no specific details as to what those modifications would be or whether they would be accepted

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


12.  Commitments and contingencies (continued)

     Litigation, claims and assessment:


     by the commission. The Company, twice, in August and November of 2004, sent updated financial information to the Staff, at their request, but received no further correspondence regarding a proposed recommendation.

     If the Staff's original recommendation is accepted by the Commission and a civil injunctive action were to be subsequently filed against the Company, no decision has been made at this time as to whether the Company would vigorously defend that matter, or would seek to reach a negotiated settlement. The Staff has informally advised counsel of their belief that if they were successful in litigating this matter, a civil penalty in excess of $100,000 could be imposed against the Company. However, counsel believes that there are numerous mitigating factors which could cause this amount to be reduced, even if the Company's efforts to defend the suit were unsuccessful. Therefore it is impossible at this time to estimate the likelihood of an unfavorable outcome, or to estimate the amount of any such loss from this matter.

     In December 2004, the Staff notified the Company that it wanted to review documentation regarding a purchase contract that the Company had executed with Universal General Corporation, LLC (UGC), on September 17, 2004, and the subsequent November 15, 2004 initial shipment of product to UGC under the contract. The Company, through its counsel, has cooperated with the Staff's request and has forwarded the requested documents during January and February of 2005. In addition, the Staff has indicated that certain officers, employees, and former employees, may be required to appear before the Staff to testify on the circumstances relating to the UGC matter. The current investigation remains in the initial stages and it is impossible at this time to determine what the outcome may be, or if it will cause the Staff to alter its initial recommendations.


13.  Earnings per common share computations:

                                                                                    2004                2003
                                                                             ------------------  ------------------
   Net loss                                                                        ($5,123,771)        ($4,023,827)
   Preferred stock dividends                                                           (27,308)                  -
                                                                             ------------------  ------------------
   Loss applicable to common shareholders                                          ($5,151,079)        ($4,023,827)
                                                                             ==================  ==================

        Weighted average common shares:
           Basic                                                                   149,022,599          78,258,676
           Dilutive securities                                                               -                   -
                                                                             ------------------  ------------------
           Diluted shares                                                          149,022,599          78,258,676
                                                                             ==================  ==================

       Basic income (loss) per common share                                              ($.03)              ($.05)
                                                                             ==================  ==================

       Diluted income (loss) per common share                                            ($.03)              ($.05)
                                                                             ==================  ==================

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


13.  Earnings per common share computations: (continued)

     The table above excludes 5,667,221 warrants and 7,905,989 stock options to purchase common stock as such items would have an anti-dilutive effect on earnings per share of 2004.


14.  Recent accounting standards:

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

     In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS The statement amends Accounting Research Bulletin ("ARB") No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 previously stated that these costs must be "so abnormal as to require treatment as current-period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for fiscal years beginning after the issue date of the statement. The adoption of SFAS No. 151 is not expected to have any significant impact on the Company's current financial condition or results of operations.

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


14. Recent accounting standards: (continued)

     In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS - AN AMENDMENT OF APB NO. 29 ACCOUNTING FOR NONMONETARY TRANSACTONS, which is based on the opinion that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of nonmonetary assets whose results are not expected to significantly change the future cash flows of the entity. The adoption of SFAS No. 153 is not expected to have any impact on the Company's current financial condition or results of operations.

     In December 2004, the FASB revised its SFAS No. 123 ("SFAS No. 123R"), SHARE-BASED PAYMENTS. The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005, with early adoption encouraged. The Company is currently evaluating the methodology for adoption on the impending effective date.


15.  Subsequent events:

     During the year end December 31, 2004, the Company incurred restructuring charges totaling $93,300. These included $46,700 in notes receivables from employees and officers, and $46,600 in advances against bonuses that were netted out against severance payments due to employees and officers. The Company expects to incur additional restructuring charges during the 1st quarter of 2005 relating to discontinued operations and additional severance expenses.

     As a result of the Company's performance for the year ended December 31, 2004, the Company is actively engaged in a restructuring plan. The primary goals of the plan are to significantly reduce overall operating expenses for 2005, and re-focus the Company on the development and sales of products utilizing its core power line technologies.

     The restructuring efforts began at the direction of the Board of Directors in February of 2005 and are currently being implemented by a restructured management team with the resignation of our Chief Executive Officer and our President & Chief Operating Officer. An independent management consultant was hired by the Board to review our operational focus, allocation of financial and staffing resources, and organizational structure. After a 30 day engagement and submission of his recommendations; he has been retained as the interim Chief Executive Officer until the Board can conduct a search for a new executive officer. To achieve

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


15.  Subsequent events:

     the goals of the restructuring, the following initiatives have been completed or are in the process of implementation:

     o The discontinuance of the Hotel/MDU Connectivity products segment operations, including elimination of the entire staff (See additional discussion below).

     o    The discontinuance of the corresponding telecommunications operations,
          including  the   elimination  of  the  entire  staff  (See  additional
          discussion below).

     o    Elimination of the government sector sales staff.

     o The development of a new annual budget and forecast including significantly reduced expenditures for fiscal year 2005 while retaining the necessary resources to successfully execute the business strategy.

     o A complete review, reorganization, and reprioritizing of the Company's research and development efforts.

     o The restructuring of the current management teams' responsibilities to allow for the most efficient allocation of resources and focus.

     o The undertaking of a capital fundraising effort, in such an amount as is sufficient to provide operating and working capital necessary to meet monthly and quarterly operating expense shortfalls until the company is generating sufficient cash and other working capital to meet its needs on an ongoing basis.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was performed by the then Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

ITEM 8B. OTHER INFORMATION

None.


ITEM 9. MANAGEMENT.

      Name                          Age        Position
      ----                         ---         --------

George S. Bernardich, III (4)(5)    48   Former Chief Executive Officer
Michael A. Ambler (4)               50   Former President, Chief Operating Officer
Mark J. Meagher (6)                 72   President & Chief Executive Officer
Douglas Bauer                       43   Exec. VP of Fin.& Adm., Chief Financial Officer
Myles J. Gould*                     62   Director
Dr. Bradford M. Gould*              35   Director
Martin A. Traber (2)                59   Director
James A. Williams (2)(5)            62   Chairman of the Board, Director
William B. Edwards (1)              64   Director
Francisco Sanchez (1)               45   Director
Douglas A. McIntyre (3)             50   Director


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

     3. Mr. McIntyre was appointed to the Board of Directors, by the residing Board of Directors, effective March 1, 2004; in accordance with the Company By-laws.

     4.   Mr.  Bernardich and Mr. Ambler  resigned from the Company on April 13,
          2005.

     5. On February 4, 2005, Mr. Bernardich resigned as Chairman of the Board and James Williams was voted Chairman by unanimous vote of the Board of Directors.

     6. Mr. Meagher was appointed as an officer of the Company by the Board of Directors on April 13, 2005.

Directors are elected or appointed to serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been elected and qualified.

GEORGE S. BERNARDICH, III

Mr. Bernardich joined us in November 2000 following a 28-year career with the J.C. Penney Co., Inc. While at J.C. Penney Co., Inc., Mr. Bernardich's employment included increasing levels of responsibility in store, district, and corporate level management. His most recent positions were Catalog Media Manager/Buyer and Director of Merchandise Synergies for the Eckerd Drug Division. Mr. Bernardich initially served as our Chief Operating Officer until February 2001, when he became our President and Chief Executive Officer. His current term as a Director will continue until April of 2007. He resigned from his position as an officer at the Company on April 13, 2005.

MICHAEL A. AMBLER

Mr. Ambler joined us in February 2001, following a 28-year career with the J.C. Penney Co., Inc. During his career with J.C. Penney Co., Inc., Mr. Ambler served in many areas at increasing levels of responsibility. His most recent responsibilities were Divisional Communications Manager, Senior Buyer,

Divisional Merchandise Manager, and a director within the catalog organization. He resigned from his position as an officer at the Company on April 13, 2005.

MARK J. MEAGHER

Mr. Meagher served as an independent consultant to the Company since March 1, 2005 and joined us on April 13, 2005. He is the former President and Chief Operating Officer of the Washington Post Company, where he also served as chief financial officer. He has been COO and CFO of FutureSource/Bridge, CFO and a Board member of On2 Technologies, and Chairman of Financial World Magazine.


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

DR. BRADFORD M. GOULD

Dr. Gould has been a Director of us since April 1999, and his current term as a Director will continue until annual meeting of 2004. Dr. Gould received a Bachelor's Degree in Marine Science and Biology from the University of Miami in 1992. He earned his Master's Degree from the University of Hawaii from 1992 through 1995, identifying pollutants and their sources in Manmala Bay, Honolulu. After attending the Medical College of Georgia from 1995 to 1999, he entered the residency program at St. Vincent's Hospital, Jacksonville, Florida. Dr. Gould is currently a board certified family practitioner in Atlanta, Georgia.

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

DOUGLAS A. MCINTYRE

Mr. McIntyre is currently Chairman, President & CEO of On2 Technologies, Inc., a world premier codec developer. He brings more than 20 years of experience in
Internet operations, investment banking, media, sales and marketing to the board. He brings to the Board his significant relationships within the Wall Street and technology-investment communities. Prior to joining On2 in April 2000, Doug was President and CEO of Future Source/Bridge LLC, a global software distributor of investment information focusing on the futures, options, commodities, and energy markets. Previously, Doug was President of Switchboard, Inc., an Internet services company which he helped position as among the top ten most visited sites on the Web. He was also President and Editor-in-Chief of Financial World magazine. Finally, he is a graduated magna cum laude from Harvard University.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. You may find a copy of our code of ethics on our website at www.power-linx.com.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

During the year ended December 31, 2004, no director, officer or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Form 3 filings, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2004. The foregoing is based solely upon a review of Form 3, Form 4 and Form 5 filings furnished to the Company during the year ended December 31, 2004, certain written representations and shareholders who, to the best of our knowledge, hold 10 percent or more of the Company's shares.


ITEM 10.  EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding the Company's CEO and each of its most highly-compensated executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2004, 2003 and 2002 exceeded $100,000:

SUMMARY COMPENSATION TABLE

                                                                                                       Other
                                                                                     Other          Restricted          Options
Name & Principal                                Salary            Bonus             Compen-            Stock             SARs
       Position                Year               $                $(1)           sation (4)       Awards ($) (2)       (#) (3)
-----------------------   ---------------   ---------------   ---------------    --------------    --------------    --------------

George Bernardich III          2004            100,152            45,068            10,614            96,000             221,014
(5)(8)                         2003             96,399           123,245               0                 0             2,210,745
Chairman, and CEO              2002             14,954              0                                220,385               0

Michael Ambler (6)(8)          2004            100,152            40,061               0              19,504             208,057
President & Chief              2002             96,300           109,551               0                 0             2,119,145
Operating Officer              2001             90,529              0                                191,055               0

Douglas Bauer (7)              2004            100,152            40,061             8,795            67,504             208,057
Chief Financial                2002             96,300           109,551               0                               2,119,145
Officer, Secretary             2002             49,954              0                                186,425               0

     Calculations exclude standard group-insurance benefits applied equally to all salaried employees, pursuant to Item 402 of Regulation S-K.

     1. Bonuses were earned and accrued at December 31, 2004. The bonuses were earned in accordance with terms as outlined in the executive employment agreements as listed below and as exhibits 10.1 - 10.3, and were approved by the Board of Directors. The remaining accrued bonuses may be paid in cash, stock, and/or options, based on available resources, at the discretion and direction of the Board of Directors.

     2. In 2004, a portion of accrued bonuses as of December 31, 2003, was paid to executive officers in equity units consisting of Series A Convertible preferred stock and restricted common stock; in conjunction with a private equity unit offering comprising the same security. The equity units were valued at $8.00 per unit consisting of 8 shares of Series A convertible preferred stock and 2 shares of restricted common stock. The preferred stock is convertible into 4 shares of common stock for each preferred share. Stock compensation was issued to executive officers in lieu of salary in fiscal year

          2002. All stock compensation was issued in the form of restricted shares and, for accounting purposes, were valued at the prevailing closing market price on the day of issuance.

     3. In 2004, stock options were granted in accordance with the employee compensation plan. The options were granted on January 1, 2004 and issued on April 27, 2004. The options were issued with a strike price of $.32 per share, the closing market price of the Company's common stock on the day of grant. The options have a ten year expiration from the date of grant and vest over two years. Stock options were granted to the Company's officers by the Board of Directors on January 3, 2003 in lieu of salary for the previous fiscal year. The options were issued on July 9, 2003. The options were issued with a strike price of $.05 per share, the closing market price of the Company's common stock on the day of grant. The options have a ten year expiration from the date of grant. Options earned and granted in 2003 vest over two years. (See options table below)

     4. In 2004, a portion of bonuses accrued as of December 31, 2003 were paid in cash.

     5. Mr. George Bernardich joined us as COO in November of 2000. He was promoted to Chairman, President, and CEO on February 21, 2001. In 2002, Mr. Bernardich received 878,400 shares of common stock in lieu of salary, valued at $220,385. In 2003, Mr. Bernardich received 2,210,745 in stock options in lieu of salary. In 2004, Mr. Bernardich received 221,014 stock options as outlined in his executive employment agreement. In addition, Mr. Bernardich received $10,614 in cash as payment for a portion of his 2003 bonus accrued at December 31, 2003. The remaining portion of his bonus, valued at $96,000, was paid in equity units consisting of 96,000 shares of Series A convertible preferred stock and 24,000 shares of restricted stock. Refer to Notes 2 & 3 above for additional information regarding the restricted stock and option awards.

     6. Mr. Michael Ambler joined us in late February of 2001 as COO, but did not begin salary compensation until December of 2001. In September of 2000, prior to joining us, Mr. Ambler received shares of restricted common stock for a 2 year consulting agreement, of which $109,083 was amortized in fiscal year 2001. In 2002, Mr. Ambler received 761,500 shares of common stock in lieu of salary valued at $191,055. In 2003, Mr. Ambler received 2,119,145 in stock options in lieu of salary. In 2004, Mr. Ambler received 208,057 stock options as outlined in his executive employment agreement. In addition, Mr. Ambler received the remaining portion of his 2003 bonus, as accrued at December 31, 2003, and valued at $19,504, in equity units consisting of 19,504 shares of Series A convertible preferred stock and 4,876 shares of restricted stock. Refer to Notes 2 & 3 above for additional information regarding the restricted stock and option awards.

     7. Mr. Bauer joined us in March of 2001 as Chief Financial Officer but did not begin salary compensation until January 2002. In 2002, Mr. Bauer received 745,600 shares of common stock valued at $186,425. In 2003, Mr. Bauer received 2,119,145 in stock options in lieu of salary. In 2004, Mr. Bauer received 208,057 stock options as outlined in his executive employment agreement. The remaining portion of his bonus, valued at $67,504, was paid in equity units consisting of 67,504 shares of Series A convertible preferred stock and 16,876 shares of restricted stock. Refer to Notes 2 & 3 above for additional information regarding the restricted stock and option awards.

     8. Mr. Bernardich and Mr. Ambler resigned their positions as officers of the Company on April 13, 2005.


Options/SARs Grants During Last Fiscal Year


     The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2004


 ----------------- -------------- -------------- -------------- ------------------ --------------------------------

                     Number of     % of Total      Exercise      Expiration Date    Value at Assumed Annual Rates
                    Securities       Options       Price Per           (1)           of Stock Price Appreciation
                    Underlying     Granted in      Share (2)                               for Option Term
                      Options      Fiscal 2002
 Name                 Granted          (3)
 ----------------- -------------- -------------- -------------- ------------------ -------------- -----------------
 George S.            221,014        32.06%          $.32           1/1/2014
 Bernardich, III
 ----------------- -------------- -------------- -------------- ------------------ -------------- -----------------
 Michael Ambler       208,057        30.18%          $.32           1/1/2014
 ----------------- -------------- -------------- -------------- ------------------ -------------- -----------------
 Douglas Bauer        208,057        30.18%          $.32           1/1/2014
 ----------------- -------------- -------------- -------------- ------------------ -------------- -----------------

     (1) All options issued in 2004 vest over a 2 year period and expire 10 years from the date of issuance


     (2) The exercise price of the stock options was based on the fair market value of the stock on the day of the grant.


     (3) Options issued to retain key employees based on a percentage of salary.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value


     The following table provides information regarding the aggregate number of options exercised during the fiscal year ended December 31, 2004 by each of the named executive officers and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004. The common stock price at December 31, 2004 was $.22 per share.

-------------------- ----------- ----------- ------------------ ---------------- --------------------- -----------------
                                           # of Securities
                                             Underlying                           Value of
                     Shares                  Unexercised                          Unexercised
                     Acquired                Options at                           In-the-money
                     on          Value        FY-End                              Options at FY-End
                     Exercise    Realized    Exercisable         Unexercisable    Exercisable            Unexercisable
-------------------- ----------- ----------- ------------------ ---------------- --------------------- -----------------

George           S.     none        none         2,194,150          236,809            $373,005             $2,137
Bernardich, III
-------------------- ----------- ----------- ------------------ ---------------- --------------------- -----------------

Michael Ambler          none        none         2,103,350          223,852            $357,570             $2,137
-------------------- ----------- ----------- ------------------ ---------------- --------------------- -----------------

Douglas Bauer           none        none         2,103,350          223,852            $357,570             $2,137
-------------------- ----------- ----------- ------------------ ---------------- --------------------- -----------------

Executive Employment Agreements

During the fiscal year ended December 31, 2003, the Board of Directors approved employment contracts for the executive officers; Mr. Bernardich, Mr. Ambler, and Mr. Bauer. The contracts are five years in length, commencing February 1, 2003 and expiring on January 31, 2008. The contracts provide for the following cash bonuses, options, and other benefits based on the following milestones:

----------------------- --------------------------- --------------------- ---------------------- ---------------- ---------------
Name                    Sales Volume (M)            Annual Salary         Bonus (1)              SOP              Total
----------------------- --------------------------- --------------------- ---------------------- ---------------- ---------------
George Bernardich, III  < $1M                       $93,600               $42,120                13,572           $149,292
                        $1-$1,999,999               $104,400              $46,980                15,138           $166,518
                        $2-$2,999,999               $116,400              $52,380                16,878           $185,658
                        $3-$4,999,999               $121,200              $54,540                17,574           $193,314
                        $5-12,499,999               $156,000              $70,200                22,620           $248,820
                        $12.5-$19,999,999           $205,200              $92,340                29,754           $327,294
                        $20-29,999,999              $267,600              $120,420               38,802           $426,822
                        $30-39,999,999              $290,400              $130,680               42,108           $463,188
                        > $40M                      TBD                   TBD                    TBD              TBD

----------------------- --------------------------- --------------------- ---------------------- ---------------- ---------------
Michael Ambler          < $1M                       $93,600               $37,400                13,104           $144,144
                        $1-$1,999,999               $104,400              $41,760                14,616           $160,776
                        $2-$2,999,999               $116,400              $46,560                16,296           $179,256
                        $3-$4,999,999               $121,200              $48,480                16,968           $186,648
                        $5-12,499,999               $148,800              $59,520                20,832           $229,152
                        $12.5-$19,999,999           $198,000              $79,200                27,720           $304,920
                        $20-29,999,999              $256,800              $102,720               35,952           $395,472
                        $30-39,999,999              $276,000              $110,400               38,640           $425,040
                        > $40M                      TBD                   TBD                    TBD              TBD

----------------------- --------------------------- --------------------- ---------------------- ---------------- ---------------
Douglas Bauer           < $1M                       $93,600               $37,440                13,104           $144,144
                        $1-$1,999,999               $104,400              $41,760                14,616           $160,776
                        $2-$2,999,999               $116,400              $46,560                16,296           $179,256
                        $3-$4,999,999               $121,200              $48,480                16,968           $186,648
                        $5-12,499,999               $141,600              $56,640                19,824           $218,064
                        $12.5-$19,999,999           $192,000              $76,800                26,880           $295,680
                        $20-29,999,999              $222,000              $88,800                31,080           $341,880
                        $30-39,999,999              $235,200              $94,080                32,928           $362,208
                        > $40M                      TBD                   TBD                    TBD              TBD

----------------------- --------------------------- --------------------- ---------------------- ---------------- ---------------

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

     Bonus Point Components:
     -----------------------
     40% Sales
     30% Gross Profit
     30% Net Profit

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

2003 Stock Option Plan
----------------------
The 2003 Stock Option Plan (the "Plan") was created on February 12, 2003 and filed as an Exhibit to Form S-8 on said date. The Plan is intended to attract and retain the best available personnel for positions with Powerlinx, Inc. or any of its subsidiary corporations (collectively, the "Company"), and to provide additional incentive to such employees and others to exert their maximum efforts toward the success of the Company. The above aims will be effectuated through the granting of certain stock options. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not

("Non-ISOs") intended to qualify as Incentive Stock Options there under. The Plan is administered by the Board of Directors of the Company.

Directors Compensation

During fiscal year 2004, Directors and Committee Members received a total of 1,025,000 shares of restricted common stock, valued at $205,000, as compensation for fiscal year ended December 31, 2004. Of the total shares issued, two of the original Directors received a total of 200,000 shares for their service for the year ended December 31, 2003; and were the only directors to receive compensation for 2003. In addition, the Company granted 140,000 stock options to Directors. The stock options have a term of 5 years, 50% of which vested on the date of grant, and 50% on the one year anniversary from the date of grant. Exercise prices are $.20, equal to the closing market price of the Company's stock on the day granted. Officers of the Company, who also serve as Directors, are not eligible for Directors compensation. For 2004, Directors' compensation was as follows in accordance with the October 15, 2003 Board resolution:

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
Travel Expenses:                                   To be reimbursed by the Company

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 12, 2004 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o Powerlinx, Inc., 1700 66th Street. Suite 300, St. Petersburg, FL 33710.
                                                  Shares Beneficially Owned (1)

       Name & Address of Beneficial Owner              Number          Percent

George Bernardich, III (2)                            7,306,159        4.16%
Michael Ambler (3)                                    3,637,175        2.07%
Douglas Bauer (4)                                     4,676,908        2.66%
William B. Edwards                                    1,270,000          *
James A. Williams                                       832,231          *
Francisco Sanchez                                     1,368,731          *
Martin A. Traber                                        295,000          *
Bradford M. Gould                                       446,750          *
Myles J. Gould                                        2,157,676        1.24%
Douglas A. McIntyre                                     225,000          *
Mark J. Meagher                                         300,000          *

Total securities held by officers and
   directors as a group (11 people)                  22,515,630       12.86%


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

     (2) Includes stock 2,431,759 stock options (See options table above).

     (3) Includes stock 2,327,202 stock options (See options table above).

     (4) Includes stock 2,327,202 stock options (See options table above).


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of December 31, 2004, Messrs. Bernardich, Bauer and Ambler received 221,014, 208,057 and 208,057 stock options, respectively.

As of December 31, 2003, Messrs. Bernardich, Bauer and Ambler received 2,210,745, 2,119,145 and 2,119,145 stock options, respectively.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate audit fees billed by our independent accountants, which relate to our annual audit and annual filing on Form 10-KSB, our reviews and quarterly filings on Form 10-QSB, and the filing of Registration Statements, amounted to $103,947 and $90,050 for the years ended December 31, 2004 and 2003, respectively. Our independent accountants did not perform audit-related services, tax services or other services, as those services are defined in Item 9(e) of Schedule 14.

The selection of independent accountants and the approval of services performed is the responsibility of the Company's audit committee. The audit committee approves all services in advance, and does not have a pre-approval policy for such services.

Our audits, reviews and the procedures related to Registration Statements were performed by permanent employees of our independent accountants.

EXHIBITS

The following exhibits are included as part of this Form 10-KSB. References to "the Company" in this Exhibit List mean Powerlinx, Inc., a Nevada corporation.

Exhibit No. Description

                      ARTICLES OF INCORPORATION AND BYLAWS

3.1 Articles of Incorporation (incorporated by reference to our December 31, 2001, Form 10KSB/A. filed January 16, 2003)

3.2  Amendment  to  the   Articles  of   Incorporation   Increasing   Authorized
     (Incorporated by Reference 2R, December 31, 2001, Form 10KSB/A, filed January 16, 2003)

3.3 Amendment to the Articles of Incorporation Changing Name (Incorporated by reference to our December 31, 2003, Form 10KSB, filed on March 16, 2004)

3.4 Certificate of Designation of Series A (Incorporated by reference to our December 31, 2003, Form 10KSB, filed March 15, 2004)

3.5 Bylaws (incorporated by reference to our December 31, 2001 Form 10KSB/A, filed January 16, 2003)

                 INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS

4.1 Class B common stock purchase warrants (Incorporated by reference on our Form 8K, filed on March 29, 2004)

4.2 Registration rights agreement-Series A (Incorporated by reference on our Form 8K, filed on March 29, 2004)

4.3 Subscription Agreement-Series A (Incorporated by reference on our Form 8K, filed on March 29, 2004)

31.1 Certification  by Chief  Financial  Officer  pursuant  to  Sarbanes  -Oxley
     Section 302.

31.2 Certification  by Chief  Executive  Officer  pursuant  to  Sarbanes  -Oxley
     Section 302.

32.1 Certification  by Chief  Financial  Officer  pursuant to 18 U.S. C. Section
     1350

32.2 Certification  by Chief  Executive  Officer  pursuant to 18 U.S. C. Section
     1350


99.3 Code of Ethics and Business Conduct of Officers, Directors and Employees

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) POWERLINX, INC

By  /s/  Mark J. Meagher
         ---------------
         Mark J. Meagher President/Chief Executive Officer
         April 14, 2005


By  /s/ DOUGLAS BAUER
        -------------
        DOUGLAS BAUER, Chief Financial Officer
        April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ GEORGE S. BERNARDICH, III
        -------------------------
        GEORGE S. BERNARDICH, III, Director
        April 14, 2005


By  /s/ DOUGLAS BAUER
        -------------
        DOUGLAS BAUER, Chief Financial Officer
        April 14, 2005

By  /s/ MARK J. MEAGHER
        ---------------
        MARK J. MEAGHER President/Chief Executive Officer
        April 14, 2005

By  /s/ MILES GOULD
        -----------
        MILES GOULD, Director
        April 14, 2005


By  /s/ BRAD GOULD
        ----------
        BRAD GOULD, Director
        April 14, 2005


By  /s/ MARTIN A. TRABER
        ----------------
        MARTIN A. TRABER, Director
        April 14, 2005


By  /s/ JAMES A. WILLIAMS
        -----------------
        JAMES A. WILLIAMS, Chairman & Director
        April 14, 2005

By  /s/ WILLIAM B. EDWARDS
        ------------------
        WILLIAM B. EDWARDS, Director
        April 14, 2005

By  /s/ FRANCISCO SANCHEZ
        -----------------
        FRANCISCO SANCHEZ, Director
        April 14, 2005

By  /s/ DOUGLAS MCINTYRE
        -----------------
        DOUGLAS MCINTYRE, Director and Chairman, Audit Committee
        April 14, 2005