Form 10-Q
period 2005-03-31
POWERLINX INC
filed 2005-05-16
CIK 894536

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                 POWERLINX, INC.
                         1700 66th St. North, Suite 300
                             ST.PETERSBURG, FL 33710

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

Total number of shares of Common Stock, as of May 12, 2005: 174,376,130

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

                                 POWERLINX, INC.


                                      INDEX


Part I.  FINANCIAL INFORMATION                                               Page No.


         Item 1. Condensed Financial Statements

                        Powerlinx, Inc. Condensed Consolidated
                        Balance Sheets.........................................F-1

                        Powerlinx, Inc. Condensed Consolidated
                        Statements of Operations (Unaudited)...................F-2

                        Powerlinx, Inc. Condensed Consolidated
                        Statements of Cash Flows (Unaudited)...................F-3

                        Powerlinx, Inc. Notes to
                        Condensed Consolidated Financial Statements March 31,
                        2004 and 2003..........................................F-5

         Item 2. Management's Discussion and Analysis or Plan
                 of Operations...................................................3

         Item 3. Controls and Procedures.........................................8

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings...............................................9

         Item 2. Changes in Securities and Use of Proceeds......................10

         Item 3. Defaults Upon Senior Securities................................11

         Item 4. Submission of Matters to a Vote of Security Holders............11

         Item 5. Other Information..............................................11

         Item 6. Exhibits and Reports on Form 8-K...............................11

Signatures......................................................................13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements






                                 POWERLINX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004


                                     ASSETS
                                                                                        March 31,
                                                                                         2005           December 31,
                                                                                      (Unaudited)         2004
                                                                                -----------------  ------------------
Current assets:
   Cash and cash equivalents                                                    $          24,739  $         497,663
   Accounts receivable, net                                                               513,355            282,480
   Employee Advances                                                                       70,700             51,930
   Inventories                                                                            632,371            913,467
   Prepaid expenses and other current assets                                               85,493             48,990
   Assets of discontinued operations                                                       82,371            137,904
                                                                                -----------------  ------------------
     Total current assets                                                               1,409,029          1,932,434

Intangible assets, net                                                                    982,212          1,124,479
Deposits                                                                                   20,334             40,334
Property and equipment, net                                                               273,968            297,044
                                                                                -----------------  ------------------
     Total assets                                                               $       2,685,543  $       3,394,291
                                                                                =================  ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $         711,088  $         528,961
   Accrued expenses                                                                       268,404            164,912
   Accrued severance payable, current portion                                             407,000                  -
   Deferred revenue                                                                       109,268            173,483
   Due to related parties                                                                  38,623             60,151
   Current maturities of notes payable                                                    301,765              1,765
   Litigation settlement                                                                  300,000            300,000
   Liabilities of discontinued operations                                                 190,529             84,603
                                                                                -----------------  ------------------
     Total current liabilities                                                          2,326,677          1,313,875

Accrued severance payable, less current portion                                           144,000                  -
Note payable, less current maturities                                                      28,235             28,235
                                                                                -----------------  ------------------

     Total Liabilities                                                                  2,498,912          1,342,110
                                                                                -----------------  ------------------

Commitments and contingencies (Note 10)                                                        -                   -

Stockholders' equity:
   Series A convertible preferred stock, $1.00 par value; authorized 10,000,000 shares; issued 1,825,520 shares;
     outstanding (760,608 - 2005; 880,608 - 2004)                                        670,703             776,519
   Common stock, $.001 par value, authorized
     250,000,000 shares; issued (174,849,705 - 2005;
     173,119,705 - 2004) outstanding (174,376,130 -
     2005; 172,646,130 - 2004)                                                           174,376             172,646
   Additional paid-in capital                                                         21,598,070          21,335,484
   Treasury stock, at cost, 473,575 shares                                              (287,757)           (287,757)
   Accumulated deficit                                                               (21,968,761)        (19,944,711)
                                                                                -----------------  ------------------
   Total stockholders' equity                                                            186,631           2,052,181
                                                                                -----------------  ------------------
     Total liabilities and stockholders' equity                                 $      2,685,543   $       3,394,291
                                                                                =================  ==================
         The accompanying notes are an integral part of these condensed financial statements.

                                 POWERLINX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                                         Three Months Ended
                                   March 31,

                                                                                       2005                2004
                                                                                -----------------  ------------------
Net revenue                                                                     $        427,434   $         351,199
Cost of goods sold                                                                       315,182             214,366
                                                                                -----------------  ------------------

            Gross profit                                                                 112,252             136,833
                                                                                -----------------  ------------------

Operating expenses:
   Salaries and wages                                                                    424,207             333,736
   Professional and consulting fees                                                      388,446             169,492
   Depreciation and amortization                                                         166,890             147,932
   Research and development                                                              171,119              18,673
   Advertising and promotions                                                             56,170              24,889
   Rent and utilities                                                                     48,145              23,055
   Travel & entertainment                                                                 51,261              56,119
   Royalties expense                                                                           -              75,000

   Other expenses                                                                        107,442             150,182
   Restructuring charges                                                                 582,683                   -
                                                                                -----------------  -----------------

     Total operating expenses                                                          1,996,363             999,078
                                                                                -----------------  ------------------

Loss from operations                                                                  (1,884,111)           (862,245)

Interest income (expense), net                                                            (1,057)                131
                                                                                 ----------------  ------------------

Loss before discontinued operations                                                   (1,885,168)           (862,114)

Loss from discontinued operations                                                       (138,882)                  -
                                                                                 ----------------  ------------------

Net loss                                                                             ($2,024,050)          ($862,114)
                                                                                =================  ==================

Net loss per common share                                                                  ($.01)              ($.01)

Weighted average common shares outstanding, basic
   and diluted                                                                       172,700,598         136,225,783

         The accompanying notes are an integral part of these condensed financial statements.

                                 POWERLINX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)



                                                                                       Three Months Ended
                                   March 31,
                                                                                      2005                2004
                                                                                -----------------  ------------------
Cash flows from operating activities:
   Net loss                                                                     $     (2,024,050)  $       (862,114)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
       Depreciation                                                                       24,623              21,860
       Amortization                                                                      142,267             126,072
       Stock based compensation                                                          100,750             274,955
       Changes in operating assets and liabilities:
         Accounts receivable                                                            (230,875)           (165,062)
         Employee advances                                                               (18,770)                  -
         Inventories                                                                     281,096               2,811
         Prepaid expenses and other current assets                                        21,247            (175,813)
         Assets of discontinued operations                                                55,533                   -
         Deposits                                                                         20,000                   -
         Accounts payable                                                                182,127            (123,979)
         Accrued expenses                                                                103,492             (25,841)
         Accrued severance                                                               551,000                   -
         Due to related parties                                                          (21,528)                  -
         Deferred revenue                                                                (64,215)                  -
         Liabilities of discontinued operations                                          105,926                   -
                                                                                -----------------  ------------------


Net cash flows from operating activities                                                (771,377)           (927,111)
                                                                                -----------------  ------------------

Cash flows from investing activities:
   Purchases of property and equipment                                                    (1,547)            (16,057)
                                                                                -----------------  ------------------

Net cash flows from investing activities                                                  (1,547)            (16,057)
                                                                                -----------------  ------------------

Cash flows from financing activities:
   Proceeds from sales of equity units                                                         -
1,315,000
   Proceeds from stock subscription receivable                                                 -
3,250
   Proceeds from notes payable                                                           400,000                   -
   Repayment of notes payable                                                           (100,000)                  -
                                                                                -----------------  ------------------


Net cash flows from financing activities                                                 300,000           1,318,250
                                                                                -----------------  ------------------

Net change in cash and cash equivalents                                                 (472,924)            375,082
Cash and cash equivalents at beginning of period                                         497,663             160,157
                                                                                -----------------  ------------------

Cash and cash equivalents at end of period                                      $         24,739   $         535,239
                                                                                =================  ==================
         The accompanying notes are an integral part of these condensed financial statements.

                                 POWERLINX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)

                   NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                                       Three Months Ended
                                   March 31,
                                                                                    2005                2004
                                                                                ------------------  ------------------

Conversion of vendor debt to equity units                                       $               -   $          21,000
                                                                                ==================  ==================

Conversion of accrued payroll to equity units                                   $               -   $         239,520
                                                                                ==================  ==================

Conversion of equity units subscribed to equity
   units issued                                                                 $               -   $         250,000
                                                                                ==================  ==================

Issuance of common stock for patents                                            $               -   $         150,000
                                                                                ==================  ==================

Conversion of Series A Preferred stock
   to common stock                                                              $         105,816   $               -
                                                                                ==================  ==================

         The accompanying notes are an integral part of these condensed financial statements.

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004



1.   Basis of presentation and significant accounting policies:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Powerlinx, Inc.'s (the "Company") financial position and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004. These unaudited consolidated financial statements should be read in conjunction with the Company's audited 2004 financial statements, including the notes thereto, and the other information set forth therein in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that can be expected for a full fiscal year.

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

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


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

     The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                                    March 31,           March 31,
                                                                                      2005                2004
                                                                                    ---------           --------

       Net loss, as reported                                                    $     (2,024,050)  $        (862,114)
                                                                                =================  ==================
       Stock-based compensation, as reported                                    $       (100,750)  $        (274,955)
                                                                                =================  =================
       Stock-based compensation under fair value method                         $       (100,750)  $        (274,955)
                                                                                =================  ==================
       Pro-forma net loss under fair value method                               $     (2,024,050)  $        (862,114)
                                                                                =================  ==================

       Net loss per share, as reported                                          $           (.01)  $            (.01)
                                                                                =================  ==================
       Pro-forma net loss per share under fair value method                     $           (.01)  $            (.01)
                                                                                =================  ==================

     Concentrations:

     Accounts receivable are concentrated in the Security and DC Transportation products industry and credit losses have been within management's expectations. Although the Company serves a large and varied group of customers, two customers accounted for 40% of total revenue for the three months ended March 31, 2005 while two customers accounted for 39% of total revenue for the three months ended March 31, 2004.

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


    The Company's product assembly is dependent upon the operations of two primary labor suppliers, one of which is outside the United States. At March 31, 2005 and December 31, 2004 a non-material amount of inventory was held off-site at these locations. If the Company should lose these suppliers of assembly servicing there could be a disruption in the operations of the Company. The Company is in the process of securing alternative sources of these services.

     Reclassifications

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.   Liquidity and management's plans:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses of $1,884,111 and $862,245 during the three months ended March 31, 2005 and 2004, respectively. In addition, during those quarters, the Company has used cash of $771,377 and $927,111 in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has devoted significant efforts in the further development and marketing of products in its Security and DC Transportation Products Segments, which, while now showing improved revenues cannot yet be considered as sufficient to fund operations for any sustained period of time.

     The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation Products Segment products and (iii) ultimately the achievement of profitable operations. During the three months ended March 31, 2005, the Company raised $300,000 from issuance of two separate notes payable (See Note 6). Management is currently addressing several additional financing sources to fund operations until profitability can be achieved. Management is currently addressing several additional financing sources to fund operations until profitability can be achieved (See Note 11). However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

3.   Segment information:

     The Company operates in three identifiable industry segments. The Marine Products Segment markets and sells underwater video cameras, lighting and accessories principally to retail sporting goods businesses throughout the United States. The Security Products Segment develops, markets, licenses, and sells proprietary power line video security devices and consumer electronic products; to retailers, governmental agencies, commercial businesses, and original equipment manufacturers, throughout the United States. The DC Transportation Products Segment develops and sells power line rear and side vision systems for all classes of vehicles in the transportation industry to distributors and original equipment manufacturers throughout the United States. The Company operated a fourth segment, the Hotel/MDU (Multi-dwelling unit) Products Segment which was discontinued during the quarter ended March 31, 2005 after commencing in the second quarter of 2004. (See Note 9 for presentation of discontinued operations.) The Company's facilities and other assets are not distinguished among the identifiable segments. Other financial information about the Company's segments is as follows:

                                                                            2005

                                          Security         Marine         DC Trans
                                          Products        Products        Products          Total
-----------------------------          -----------      -----------     -----------     ------------

Net revenue                            $   225,379      $    49,229     $   152,826     $    427,434
Cost of sales                          $   192,436      $    31,617     $    91,129     $    315,182
Gross profit                           $    32,943      $    17,612     $    61,697     $    112,252
Research and development:
          Stock based                  $     7,681                                      $      7,681
          Other                        $   127,483      $     3,268     $    32,687     $    163,438


                                                                            2004

                                        Security           Marine         DC Trans
                                         Products         Products        Products          Total
-----------------------------          -----------      -----------     -----------     ------------
Net revenue                            $   202,575      $   87,599      $    61,025     $   351,199
Cost of sales                          $   143,828      $   43,790      $    26,748     $   214,366
Gross profit                           $    58,747      $   43,809      $    34,277     $   136,833
Research and development:
         Stock based                   $         -      $        -      $         -     $         -
         Other                         $    16,023      $        -      $     2,650     $    18,673



4.   Inventories:

     Inventories consisted of the following:
                                                                              March 31,        December 31,
                                                                               2005                2004
                                                                         -----------------   -----------------

           Raw materials                                                 $         362,483   $         428,512
           Finished goods                                                          269,888             484,955
                                                                         -----------------   -----------------
                                                                         $         632,371   $         913,467
                                                                         =================   =================



5.   Intangible assets:

     Intangible assets consisted of the following at March 31, 2005:

                                                                                                       DC
                                                              Security         Marine           Transportation             Total
                                                       -----------------  -----------------    -----------------   -----------------
Patents                                                $      1,577,813   $        741,148     $              -    $      2,318,961
Licensing rights                                                 37,500                  -                    -              37,500
Software license agreement                                      461,360                  -                    -             461,360
Trademark                                                        46,962                  -               46,963              93,925
Acumulated amortization                                      (1,321,975)          (607,559)                   -          (1,929,534)
                                                       -----------------  -----------------    -----------------   -----------------
                                                       $        801,660   $        133,589     $         46,963    $        982,212
                                                       =================  =================    =================   =================

     Intangible assets consisted of the following at December 31, 2004:

                                                                                                       DC
                                                            Security             Marine         Transportation             Total
                                                       -----------------  -----------------    -----------------   -----------------

Patents                                                $      1,577,813   $        741,148     $              -    $      2,318,961
Licensing rights                                                 37,500                  -                    -              37,500
Software license agreement                                      461,360                  -                    -             461,360
Trademark                                                        46,962                  -               46,963              93,925
Acumulated amortization                                      (1,217,875)          (569,392)                   -          (1,787,267)
                                                       -----------------  -----------------    -----------------   -----------------
                                                       $        905,760   $        171,756     $         46,963    $      1,124,479
                                                       =================  =================    =================   =================

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

6.   Notes Payable:

     On February 18, 2005, the Company executed a 30 day note payable with an individual in the amount of $200,000. Under the terms, the lender will receive 100,000 shares of the Company's restricted stock, along with registration rights, in lieu of any cash interest payments. The Company repaid $100,000 of the note prior to the March 17, 2005 due date, and the lender extended the due date on the remaining principal until April 16, 2005. The Company repaid the note in full in April 2005.

     On March 7, 2005, the Company executed a 90 day note payable with an institution in the amount of $200,000. The note bears an annual interest rate of 8% and is due on June 5, 2005. The note is collateralized by the Company's finished goods and raw material inventory held at its Clearwater, Florida distribution center. The Company has subsequently received notification from the lender that it desires to convert the note to common stock at a price to be negotiated upon the due date of the note.


7.   Accrued Severance Payable:

     During the period ending March 31, 2005, the Company incurred severance expenses related to the departure of two officers of the Company. The total amount payable amounts to $551,000 and is comprised of payments of both cash and common stock. $407,000 of the liability was classified as a short term liability, and the remaining $144,000 was classified as a long term liability. Under the separation agreements, the Company will issue a total of 2.5 million shares of restricted common stock to the two former officers. The stock was valued at $275,000 or $.11 per share, the closing market price of the Company's common stock on March 31, 2005; the date at which the liability was probable. Cash payments totaling $276,000 will be paid to the two former officers over a two year period; $132,000 of which is due during 2005, and $144,000 due during 2006. Severance costs and related legal fees have been recorded as restructuring charges for the three months ended March 31, 2005.

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

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


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

     2005 Common Stock Issuances:

     During the three months ended March 31, 2005, the Company issued 480,000 shares of free trading common stock for the conversion of 120,000 shares of the Company's preferred A stock, as a result of conversion notices received by the Company, from preferred stockholders. The conversion rate, in accordance with the terms and provisions of the offering was $.25 per share.

     During the three months ended March 31, 2005 the Company issued 250,000 shares of restricted common stock to an employee in accordance with his employment contract. The shares were valued at $45,000, based on the closing market price of the Company's common stock on February 1, 2005, the date of issuance. The amount was fully expensed during the period ended March 31, 2005.

     During the three months ended March 31, 2005, the Company issued 700,000 shares of restricted common stock to the members of the Board of Directors in accordance with the Board of Directors compensation resolution approved

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


     on October 15, 2003. The value of the compensation was $77,000, based on the closing market price of the Company's common stock on March 31, 2005, the date of issuance. The cost is being amortized over the fiscal year 2005 beginning January 1, 2005 and ending December 31, 2005.

     During the three months ended March 31, 2005, the Company issued 300,000 shares of restricted common stock to the Company's interim Chief Executive Officer, Mark Meagher. Mr. Meagher was originally hired by the Company's Board of Directors as a consultant and 50,000 shares were issued pursuant to his consulting agreement effective February 10, 2005. These shares were valued at $6,500, based on the closing market price of the Company's common stock on the effective date of the agreement. The remaining 250,000 shares were issued pursuant to Mr. Meagher's interim employment agreement effective March 4, 2004. The shares were valued at $30,000, based on the closing market price of the Company's common stock on the effective date of the employment agreement.

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

     During the three months ended March 31, 2004, the Company issued 223,897 shares of free trading common stock to professional research and development consultants under an agreement to license certain patented technology. The common stock was valued based upon the trading market price on the date of issuance, or $75,000 which was recognized as royalty's expense in connection with the issuance.

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


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

9.   Discontinued Operations:

     During the period ended March 31, 2005, the Company formalized a plan to dispose of its Hotel/MDU products segment. The plan included the termination of all employees associated with the segment, and the closing of the Company's sales office in South Carolina. At the end of the period, the majority of the plan had been implemented and the Company is pursuing an agreement with an outside party to sell the remaining installation and monthly service contracts.

     Operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of income for all periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Following are the components of the amounts disclosed: Period Ending

                                                              March 31,               March 31,
                                                                2005                    2004
                                                          ------------------      ------------------
Net Revenues                                                        242,504                       -
Cost of Goods Sold                                                  228,438                       -
                                                          ------------------      ------------------
     Gross Profit                                                    14,066                       -

Operating Expenses                                                  152,948                       -
                                                          ------------------      ------------------
Net Loss from discontinued operations                              (138,882)                      -
                                                          ==================      ==================


                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004



                                                              March 31,             December, 31
                                                                2005                    2004
                                                          ------------------      ------------------
Total assets related to discontinued operations:
     Accounts Receivable                                             55,789                  91,616
     Inventory                                                       19,414                  39,120
     Property Plant & Equipment                                       7,168                   7,168
                                                          ------------------      ------------------
                                                                     82,371                 137,904
                                                          ==================      ==================
Total liabilities related to discontinued operations:
     Accounts Payable                                               190,529                  84,603
                                                          ==================      ==================

10.   Commitments and contingencies:

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

     Class Action Lawsuit

     Commencing in May 2001, the Company was a defendant in a consolidated class action lawsuit that was pending in the United States District Court for the Middle District of Florida against the Company and Richard McBride, the Company's former chief executive officer. On December 17, 2002, the Joint Motion for Preliminary Approval of Settlement and the Amended Stipulation of Settlement was filed with the United States District Court of Florida, and approved by the residing justice. In the settlement, the Company will

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


     issue 6,000,000 shares of common stock to the class participants. There were no significant amendments to the nature or terms of the Stipulation. The actual liability, based on the value of the Company's stock as December 17, 2002, was $300,000 plus an estimated $125,000 in legal fees. The Company recorded its revised estimate of the liability in the fourth quarter and has disclosed this 2002 fourth quarter adjustment in the financial statements.

     On May 2, 2003, the United States District Court of Florida, through issuance of its Order and Final Judgment, approved the settlement. The Company is awaiting instructions from the plaintiff for the issuance of the shares.


     Pro-Marketing of Texas

     The Company is a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleges breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company intends to vigorously contest the claim. As of March 31, 2005, the matter remains in the discovery stage, and it is too early to determine the ultimate outcome. Accordingly, no liability, if any; that might result from the resolution of this matter has been recorded in the financial statements.

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

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


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

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


     this time to determine what the outcome may be, or if it will cause the Staff to alter its initial recommendations.

11.   Subsequent events:

     As of the time of filing, the Company has secured a private equity investment commitment from certain institutional investors, accredited investors, and directors; to purchase common stock and warrants with anticipated proceeds between $1.12 million and $1.4 million. All of the investment participants are current shareholders in the Company. To date, the Company has received proceeds totaling $933,000 in conjunction with the investment, and expects to receive the remaining proceeds within two weeks from the time of this filing. The shares were priced at $.063 per share, together with warrants to acquire an additional 20% of the common stock purchased in the investment. The investment includes registration rights for both the common stock and warrants. The offering and sale is deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

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

Net revenues of $427,434 for the period ended March 31, 2005 increased 22% compared to net revenues for the same period ended March 31, 2004. A highlight to the quarterly results was a 150% increase in net revenues in the DC Transportation products segment. Net revenues increased to $152,826 for the period ended March 31, 2005, from $61,025 for the same period ended March 31, 2004.

Net revenues for the period ended March 31, 2005 including the Hotel/MDU products segment would have exceeded $660,000, however, as previously reported in our Form 10-KSB filed on April 14, 2005, we decided to discontinue this product segment and operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of operations for all periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The discontinuance of this segment resulted in a loss from discontinued operations of $139,000 for the period ended March 31, 2005. (See Note 9 to the financial statements).

In addition to the business segment restructuring, we also reported in our 10-KSB that we were actively engaged in a plan to restructure our management and our research and development initiatives in an effort to allow for the most efficient allocation of resources and management focus. The implementation of this plan was nearly complete as of the first of May 2005.

We have recorded a restructuring charge for the period ended March 31, 2005, in the amount of $582,683. Included in this charge are severance expenses related to the departure of two of our officers, legal costs associated with their separation agreements, and consulting and travel expenses related to the hiring of a consultant by our Board of Directors to oversee the restructuring process.

Sales of our SecureView product on Home Shopping Network (HSN) has accelerated as a result of improvements made in the marketing of the product. The period ended March 31, 2005 included our largest shipment to HSN since acquiring them as a customer, and the majority of the units shipped during the quarter were sold by HSN prior to the end of the period.

As previously mentioned, sales of our Rear Vision systems in the DC Transportation product segment continue to increase substantially. Net revenues for the period ended March 31, 2005 approximated 50% of the total revenues for the entire previous year ended December 31, 2004. We are currently in discussions with several distributors and fleets prospects which we are attempting to convert into a solid revenue stream moving forward.

As of the time of filing, the Company has secured a private equity investment commitment from certain institutional investors, accredited investors, and directors; to purchase common stock and warrants with anticipated proceeds between $1.12 million and $1.4 million. All of the investment participants are current shareholders in the Company. To date, the Company has received proceeds totaling $933,000 in conjunction with the investment, and expects to receive the remaining proceeds within two weeks from the time of this filing. See "Liquidity & Capital Resources" for further details of the term of the offering.

RESULTS OF OPERATIONS

See Note 3 to the financial statements for additional segment reporting.

THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

NET REVENUE. Net revenue increased 22% from $351,199 for the three months ended March 31, 2004 to $427,434 for the three months ended March 31, 2005. Marine product segment sales were $49,229 or 12% of total revenues for the three months ended March 31, 2005 compared to $87,599, or 25% of total revenues, for the three months ended March 31, 2004. Overall, marine product sales decreased $38,370, or 44%. Security product segment sales were $225,379 or 53% of total revenues for the three months ended March 31, 2005 compared to $202,575, or 58% of total revenues, for the three months ended March 31, 2004. Overall, security product sales increased $22,804, or 11%. DC Transportation product segment sales were $152,826, or 36% of total revenues for the three months ended March 31, 2005 compared to $61,025, or 17% of total revenues for the three months ended March 31, 2004. Overall, DC Transportation product sales increased $91,801, or 150%. The decrease in the marine product segment sales was due to a reduction in the number of regional boat shows, and the sales volume at these shows, at which the Company participated in the quarter ended March 31, 2005. The growth in the security products segment is due primarily to the increase of sales volume from on air sales on Home Shopping Network. The increase in revenues for the DC transportation product segment was driven by two factors. First, the Company allocated additional resources to the sales efforts in this segment. Second, the Company is beginning to benefit from sales quotations made to prospective customers throughout the 2004 fiscal year, as the sales cycle in the transportation industry appears to be 6 months to one year.

COST OF GOODS SOLD. Cost of Goods sold increased 47% from $214,366 for the three months ended March 31, 2004 to $315,182 for the three months ended March 31, 2005. As a percentage of net revenue, cost of goods sold increased to 74% for the three months ended March 31, 2005 from 61% for the three months ended March 31, 2004. Cost of goods sold for the marine products segment decreased $12,173 or 28%, from $43,790 for the three months ended March 31, 2004 to $31,617 for the same period ended in 2005. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 50% for the three months ended March 31, 2004 to 64% for same period ended in 2005. Cost of goods sold for the security products segment increased $48,608 or 34%, from $143,828 for the three months ended March 31, 2004 to $192,436 for the same period ended in 2005. As a percentage of revenue, cost of goods sold for the security product segment increased from 71% for the three months ended March 31, 2004 to 85% for same period ended in 2005. Cost of goods sold for the DC Transportation product segment increased $64,381 or 241% from $26,748 for the three months ended March 31, 2004 to $91,129 for the same period ended in 2005. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment increased from 44% for the three months ended March 31, 2004 to 60% for same period ended in 2005.

The increase in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by a sales promotion that ran during the period ended March 31, 2005 to increase sales at regional boat shows. The increase in the cost of goods sold as a percentage of net revenues for the security products segment was driven primarily by pricing concessions made to Home Shopping Network to improve on air product sales volumes. The increase in the cost of goods sold as a percentage of net revenues for the DC Transportation product segment was due to the implementation of a distributor pricing structure in lieu of direct sale pricing.

GROSS PROFIT MARGIN. Gross profits on sales for the three months ended March 31, 2005 amounted to $112,252 or 26% of net revenues, compared to $136,834, or 39% of net revenues, for the three months ended March 31, 2004. The marine products segment contributed $17,612 and $43,809 of the total gross profit for the three months ended March 31, 2005 and 2004, respectively. The security products segment contributed $32,943 and $58,747 of the total gross profit for the three months ended March 31, 2005 and 2004, respectively. The DC Transportation products segment contributed $61,697 and $34,277 of the total gross profit for the three months ended March 31, 2005 and 2004, respectively. The gross profit percentage for the marine products segment decreased from 50% for the three months ended March 31, 2004 to 36% for the three months ended March 31, 2005. The gross profit percentage for the security products segment decreased from 29% for the three months ended March 31, 2004 to 15% for the three months ended March 31, 2005. The gross profit percentage for the DC Transportation products segment decreased from 56% for the three months ended March 31, 2004 to 40% for the three months ended March 31, 2005.

The decrease in the gross profit as a percentage of net revenues for the marine products segment was driven primarily by a sales promotion that ran during the period ended March 31, 2005 to increase sales at regional boat shows. The decrease in the gross profit as a percentage of net revenues for the security products segment was driven primarily by pricing concessions made to Home Shopping Network to improve on air product sales volumes. The decrease in the gross profit as a percentage of net revenues for the DC Transportation product segment was due to the implementation of a distributor pricing structure in lieu of direct sale pricing.


SALARIES AND WAGES. Salaries and Wages increased 27% from $333,736 for the three months ended March 31, 2004 to $424,207 for the three months ended March 31, 2005. The increase was due to the hiring of additional sales staff for the DC Transportation products segment and the addition of administrative staff. Salary and Wages is comprised of employee wages and stock compensation. During the three months ended March 31, 2005, $45,000 of non-cash stock based compensation was recorded in conjunction with common stock issued to an employee pursuant to employment contact obligations.

PROFESSIONAL & CONSULTING FEES. Professional and consulting fees increased 129% from $169,492 for the three months ended March 31, 2004 to $388,446 for the three months ended March 31, 2005. The increase was due to an increase in legal fees from attorneys handling the Company's matters with the Securities & Exchange Commission and the Company's management restructuring. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. During the period ended March 31, 2005, non-cash stock based compensation of $19,250 was recorded in conjunction with common shares issued to members of the Company's Board of Directors as compensation for the current year.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased 13% from $147,932 for the three months ended March 31, 2004 to $166,890 for the three months ended March 31, 2005. The increase was attributable to the purchase of patents in January 2004 and the signing of two software license agreements, on December 31, 2003 and August 4, 2004 with On2 Technologies, Inc. for the use of its proprietary CODEC software for enhancing the video transmission in the Company's new digital power-line products (See Note 5 to the Financial Statements).

RESEARCH & DEVELOPMENT. Research and development expense increased 816% from $18,673 for the three months ended March 31, 2004, to $171,119 for the three months ended March 31, 2005. The increase was attributable to increased funding for the development of the Company's new PLVS+ consumer security system and digital security system. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security (both analog and digital) and DC Transportation product segments. For the three months ended March 31, 2005, of the total Research & Development expenditures, $135,164 or 79% was related to the security products segment, $32,687 or 19% was related to the DC Transportation products segment, and $3,268 or 2% was related to the marine products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years.

ADVERTISING AND PROMOTIONS. Advertising and promotions increased 126% from $24,889 for the three months ended March 31, 2004 to $56,170 for the three months ended March 31, 2005. The increase was due directly to an increase in print advertising for the DC transportation product segment. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES. Rent and utilities increased 109% from $23,055 for the three months ended, March 31, 2004 to $48,145 for the three months ended, March 31, 2005. The increase is due to the Company's expansion of its corporate office space and warehouse space in Florida. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL & ENTERTAINMENT EXPENSE. Travel & entertainment expense decreased 9% from $56,119 for the three months ended March 31, 2004 to $51,261 for the three months ended March 31, 2005. The decrease was attributed to a reduced overseas travel associated with the sourcing and manufacturing of the Company's products. Travel & entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking & tolls, hotels & lodging, taxis, meals, and entertainment.

ROYALTIES EXPENSE. Royalties' expense decreased 100% from $75,000 for the three months ended March 31, 2004 to $-0- for the three months ended March 31, 2005. The elimination of royalty expense relates to the termination of a licensing agreement which had previously required minimum royalty payments (See Note 10 to the financial statements).

OTHER EXPENSES. Other expenses decreased 28% from $150,182 for the three months ended March 31, 2004 to $107,442 for the three months ended March 31, 2005. The decrease was due to the elimination of financing fees paid brokers in conjunction with the Company's 2004 fund raising efforts that were reclassified to other expenses for reporting purposes. Other expenses include travel, supplies, property taxes, insurance, financing fees, bank charges, and various other expenses that are classified as miscellaneous.

RESTRUCTURING CHARGES. Restructuring charges amounted to $582,683. The charges were attributable to severance expenses related to the departure of two officers of the Company during the quarter ended March 31, 2005. The amount also includes $21,470 in legal fees associated with those separation agreements, and $10,213 in consulting fees and travel expenses paid to a consultant hired to oversee the restructuring plan. The severance expenses include cash payments of $276,000 to be paid over a 24 month period commencing in April 2005, and the issuance of 2.5 million shares of the Company's common stock, valued at $275,000 as of March 31, 2005 (See Note 9 to the financial statements).

LIQUIDITY & CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred loss from operations of $1,884,111 and $862,245 during the three months ended March 31, 2005 and 2004, respectively. In addition, during those periods, the Company has used cash of $771,377 and $927,111 respectively, in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation Products Segment products and (iii) ultimately the achievement of profitable operations. During the three months ended March 31, 2005, the Company raised $300,000 from issuance of two separate notes payable. Management is currently addressing several additional financing sources to fund operations until profitability can be achieved.

As of the time of filing, the Company has secured a private equity investment commitment from certain institutional investors, accredited investors, and directors; to purchase common stock and warrants with anticipated proceeds between $1.12 million and $1.4 million. All of the investment participants are current shareholders in the Company. To date, the Company has received proceeds totaling $933,000 in conjunction with the investment, and expects to receive the remaining proceeds within two weeks from the time of this filing. The shares were priced at $.063 per share, together with warrants to acquire an additional 20% of the common stock purchased in the investment. The investment includes registration rights for both the common stock and warrants. The offering and sale is deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

The Company is uncertain whether this current financing commitment will provide enough working capital to fund operations until profitability is achieved, and may have to pursue additional financing sources during the current year. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the three months ended March 31, 2005 the Company funded its losses from operations through the following vehicles:

o On February 18, 2005, the Company executed a 30 day note payable with an individual in the amount of $200,000. Under the terms, the lender will receive 100,000 shares of the Company's restricted stock, along with registration rights, in lieu of any cash interest payments. The Company repaid $100,000 of the note prior to the March 17, 2005 due date, and the lender extended the due date on the remaining principal until April 16, 2005. The Company repaid the note in full in during April 2005.

o On March 7, 2005, the Company executed a 90 day note payable with an institution in the amount of $200,000. The note bears an annual interest rate of 8% and is due on June 5, 2005. The note is collateralized by the Company's finished goods and raw material inventory held at its Clearwater, Florida distribution center. The Company has subsequently received notification from the lender that it desires to convert the note to common stock at a price to be negotiated upon the due date of the note.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION


Item 1.   Legal Proceedings

Litigation, claims and assessment:

Satius, Inc License Agreement
In July 2004, Satius, Inc. and its principal Charles Abraham attempted to terminate a license agreement between Satius and the Company based on alleged breaches of contract by the Company. We dispute the claims of breach that have been alleged against us. Satius further asserts that, without a license to Satius' patents, a substantial amount of the Company's products are now infringing Satius' patents. We dispute the infringement allegation. Satius also claims that it owns certain technologies that were independently developed by the Company. We dispute this claim as well. To our knowledge as of May 13, 2005, Satius and Charles Abraham have not brought suit against the Company. Should a suit be brought, we intend to defend the matter vigorously. However, there can be no assurance that the Company will prevail on the merits of the case. Litigation of this matter will be expensive and will divert time and financial resources away from the Company's business. In addition, an unfavorable outcome in this matter would result in substantial harm and possibly severe damage to the Company.


Pro-Marketing of Texas
The Company is a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleges breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company intends to vigorously contest the claim. As of May 13, 2005, the matter remains in the discovery stage, and it is too early to determine the ultimate outcome. Accordingly, no liability, if any; that might result from the resolution of this matter has been recorded in the financial statements

SEC Investigation
The Securities and Exchange Commission's Division of Enforcement began an investigation in January 2001 relating to the Company's financial results and common stock performance during 2000. As a result Richard McBride, former chairman, president and chief executive officer, resigned from all positions with the Company. Further, all executives involved with the allegations were replaced during 2001 and Mr. McBride passed away in October 2001. The Company has cooperated fully with the SEC, which included the testimony of former employees, Col. Larry Hoffman (retired), and Christy Mutlu. George Bernardich and current officers and employees Douglas Bauer, CFO, and J. R. Cox, former director, have also testified before the SEC.

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

Item 2.   Changes in Securities and Use of Proceeds.

On February 1, 2005, the Company issued 250,000 shares of restricted common stock to an employee in accordance with his employment contract. The shares were valued at $45,000, based on the closing market price of the Company's common stock on the date of issuance. The amount was fully expensed during the period ended March 31, 2005.

On March 31, 2005, the Company issued 700,000 shares of restricted common stock to the members of the Board of Directors in accordance with the Board of Directors compensation resolution approved on October 15, 2003. The value of the compensation was $77,000, based on the closing market price of the Company's common stock on the date of issuance. The cost is being amortized over the fiscal year 2005 beginning January 1, 2005 and ending December 31, 2005.

On March 31, 2005, the Company issued 300,000 shares of restricted common stock to the Company's interim Chief Executive Officer, Mark Meagher. Mr. Meagher was originally hired by the Company's Board of Directors as a consultant and 50,000 shares were issued pursuant to his consulting agreement effective February 10, 2005. The shares were valued at $6,500, based on the closing market price of the

Company's common stock on the effective date of the agreement. The remaining 250,000 shares were issued pursuant to Mr. Meagher's interim employment agreement effective March 4, 2005. The shares were valued at $30,000, based on the closing market price of the Company's common stock on the effective date of the employment agreement.


Item 3.     Defaults Upon Senior Securities.

            Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information

During the period ending March 31, 2005, the Company incurred severance expenses related to the departure of two officers of the Company. The total amount payable amounts to $551,000 and is comprised of payments of both cash and common stock. $407,000 of the liability was classified as a short term liability, and the remaining $144,000 was classified as a long term liability. Under the separation agreements, the Company will issue a total of 2.5 million shares of restricted common stock to the two former officers. The stock was valued at $275,000 or $.11 per share, the closing market price of the Company's common stock on March 31, 2005; the date at which the liability was probable. Cash payments totaling $276,000 will be paid to the two former officers over a two year period; $132,000 of which is due during 2005, and $144,000 due during 2006. Severance costs and related legal fees have been recorded as restructuring charges for the three months ended March 31, 2005. The separation agreements, for both ex-officers, were executed on April 13, 2005.



Item 6.     Exhibits and Reports of Form 8-K


     (a)  Exhibits:

               31.1 Certification by Chief Financial Officer pursuant to Sarbanes -Oxley Section 302.

               31.2 Certification by Chief Executive Officer pursuant to Sarbanes -Oxley Section 302.

               32.1 Certification by Chief Financial Officer pursuant to 18 U.S.
               C. Section 1350

               32.2 Certification by Chief Executive Officer pursuant to 18 U.S.
               C. Section 1350

     (b)  Reports on Form 8-K


 ------------------ ------------------------------------------------------------
   DATE OF REPORT                   ITEM REPORTED ON
 ------------------ ------------------------------------------------------------
                    The Company previously announced the execution of a purchase January 26, 2005 contract with Universal General Corporation (UGC) for the purchase of the Company's digital power line surveillance systems. The purpose of this filing is to update the status of the contract with UGC. In accordance with the terms of the contract, in November of 2004, the Company shipped the initial 20 units to UGC. Payment for this product was due to the Company in two equal installments on December 15, 2004, and January 15, 2005. As of the date of this filing, the Company has not received payment for the units shipped to UGC in the fourth quarter of 2004. The Company is unable to predict whether it will receive any payment for this shipment. The Company has suspended all shipments of product to UGC until full payment is received, including the 20 additional units scheduled to ship in January 2005. There can be no assurance that future units will be produced or shipped pursuant to the UGC contract. Accordingly, there can be no assurance that the UGC contract will result in any particular amount of revenue for the Company, or that any revenue at all will result from the UGC contract.

 ------------------ ------------------------------------------------------------

 ------------------ ------------------------------------------------------------
     DATE OF REPORT                   ITEM REPORTED ON
 ------------------ ------------------------------------------------------------

                    The Company's Board of Directors met February 4, 2005. The February 10, 2005 Board of Directors accepted the resignation of Chairman
                    George S. Bernardich III, and elected James Williams to succeed him as Chairman of the Board. Mr. Bernardich continues to serve as a member of the Board of Directors and its committees. The Board of Directors also retained an independent management consultant to review the Company's operational focus, allocation of financial and staffing resources, and organizational structure. The Board of Directors expects to receive his recommendations within 45-60 days. Pending the receipt and review of the consultant's recommendations, the Board limited the executive authority of CEO George Bernardich and that of President-COO Michael Ambler. During this time, their actions will require the additional approval of both the CFO and the Chairman of the Audit Committee of the Board. These actions were taken to address the Board's concerns regarding expenditures and managing growth properly.

                    Regarding its contract with Universal General Corporation, the Company announced it has yet to receive payment for the units shipped to UGC in the fourth quarter of 2004. The Company has sent UGC a demand for payment and will pursue its rights pursuant to the contract.


 ------------------ ------------------------------------------------------------

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on May 16, 2005.


                  POWERLINX, INC.




                  By: /s/ MARK J. MEAGHER
                         ----------------------------
                          MARK J. MEAGHER
                          Chief Executive Officer

                  By: /s/ DOUGLAS BAUER
                         ----------------------------
                          DOUGLAS BAUER
                          Chief Financial Officer