Form 10-Q
period 2005-06-30
POWERLINX INC
filed 2005-08-15
CIK 894536

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Total number of shares of Common Stock, as of August 10, 2005: 198,572,043

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ] No [X]

                                 POWERLINX, INC.


                                      INDEX



Part I.  FINANCIAL INFORMATION                                          Page No.


     Item 1. Condensed Financial Statements

                 Powerlinx, Inc. Condensed Consolidated
                 Balance Sheets..............................................F-1

                 Powerlinx, Inc. Condensed Consolidated
                 Statements of Operations (Unaudited)........................F-2

                 Powerlinx, Inc. Condensed Consolidated
                 Statements of Cash Flows (Unaudited)........................F-3

                 Powerlinx, Inc. Notes to
                 Condensed Consolidated Financial Statements June 30,
                 2005 and 2004...............................................F-5

     Item 2. Management's Discussion and Analysis of Financial Conditions and
             Results of Operations.............................................3
     Item 3. Controls and Procedures..........................................13

Part II. OTHER INFORMATION

     Item 1. Legal Proceedings................................................19

     Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.......20

     Item 3. Defaults Upon Senior Securities..................................21

     Item 4. Submission of Matters to a Vote of Security Holders..............21

     Item 5. Other Information................................................21

     Item 6. Exhibits.........................................................21

Signatures....................................................................22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 POWERLINX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

                                     ASSETS

                                                                                      June 30,
                                                                                       2005             December 31,
                                                                                   (Unaudited)             2004
                                                                                ------------------  ------------------
Current assets:
   Cash and cash equivalents                                                    $         160,661   $         497,663
   Accounts receivable, net                                                               515,694             282,480
   Employee Advances                                                                       65,048              70,700
   Inventories                                                                            434,686             913,467
   Prepaid expenses and other current assets                                               83,165              85,493

   Assets of discontinued operations                                                       39,807             137,904
                                                                                ------------------  ------------------
     Total current assets                                                               1,299,061           1,932,434

Intangible assets, net                                                                    839,945           1,124,479
Deposits                                                                                   20,234              40,334
Property and equipment, net                                                               249,908             297,044
                                                                                ------------------  ------------------
     Total assets                                                               $       2,409,148   $       3,394,291
                                                                                ==================  ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $         620,906   $         528,961
   Accrued expenses                                                                       222,507             164,912
   Accrued severance payable, current portion                                              82,500                   -
   Deferred revenue                                                                             -             173,483
   Due to related parties                                                                   3,238              60,151
   Current maturities of notes payable                                                    201,765               1,765
   Litigation settlement                                                                  300,000             300,000
   Liabilities of discontinued operations                                                 200,555              84,603
                                                                                ------------------  ------------------
     Total current liabilities                                                          1,631,471           1,313,875

Accrued severance payable, less current portion                                           144,000                   -
Note payable, less current maturities                                                      28,235              28,235
                                                                                ------------------  ------------------

     Total Liabilities                                                                  1,803,706           1,342,110
                                                                                ------------------  ------------------

Commitments and contingencies (Note 10)                                                         -                   -

Stockholders' equity:
   Series A convertible preferred stock, $1.00 par value; authorized 10,000,000 shares; issued 1,825,520 shares;
     outstanding (730,608 - 2005; 880,608 - 2004)                                         644,249              776,519
   Common stock, $.001 par value, authorized
     250,000,000 shares; issued (199,213,730 - 2005;
     173,119,705 - 2004) outstanding (198,740,155 -
     2005; 172,646,130 - 2004)                                                            198,740              172,646
   Additional paid-in capital                                                          23,194,574           21,335,484
   Treasury stock, at cost, 473,575 shares                                               (287,757)            (287,757)
   Accumulated deficit                                                                (23,144,364)         (19,944,711)
                                                                                ------------------  ------------------
   Total stockholders' equity                                                             605,442            2,052,181
                                                                                ------------------  ------------------
     Total liabilities and stockholders' equity                                 $       2,409,148   $        3,394,291
                                                                                ==================  ==================

         The accompanying notes are an integral part of these condensed financial statements.

                                 POWERLINX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                         Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
                                               -------------------------------------  -----------------------------------
                                                      2005               2004               2005              2004
                                               -----------------  ------------------  ---------------   -----------------
Net revenue                                    $        504,194   $         434,342   $      931,628    $        785,541
Cost of goods sold                                      352,389             261,833          667,571             476,199
                                               -----------------  ------------------  ---------------   -----------------

           Gross profit                                 151,805             172,509          264,057             309,342
                                               -----------------  ------------------  ---------------   -----------------

Operating expenses:
   Salaries and wages                                   547,358             297,017          960,283             555,753
   Professional and consulting fees                     140,727             220,899          529,173             465,391
   Depreciation and amortization                        168,725             150,580          335,615             298,512
   Research and development                             149,040             133,572          320,159             152,245
   Advertising and promotions                            51,587              27,143          119,039              52,032
   Rent and utilities                                    59,041              35,729          107,186              58,784
   Provision for doubtful accounts                       13,166              10,000           13,166
   Travel and entertainment                              58,859              37,198          110,120              93,317
   Royality expenses                                          -              75,000                -             150,000
   Other expenses                                        78,055              98,846          185,497             180,278
   Restructuring Expense                                 15,603                   -          598,286                   -
                                               -----------------  ------------------  ---------------   -----------------

   Total operating expenses                          1,282,,161           1,085,984        3,278,524           2,016,312
                                               -----------------  ------------------  ---------------   -----------------

Loss from operations                                 (1,130,356)           (913,475)      (3,014,467)         (1,706,970)

Interest expense, net                                   (13,041)            (29,318)         (14,099)            (29,187)
                                               -----------------  ------------------  ---------------   -----------------

Loss before discontinued operations                  (1,143,397)           (942,793)      (3,028,566)         (1,736,157)

 Loss from discontinued
       operations                                       (32,206)            (15,653)        (171,088)            (15,653)
                                               -----------------  ------------------  ---------------   -----------------

Net loss                                       $     (1,175,603)  $        (958,446)  $   (3,199,654)   $     (1,751,810)
                                               =================  ==================  ===============   =================

Net loss per common share                                  (.01)               (.01)            (.02)               (.01)

 Weighted average common shares
   Outstanding, basic and diluted                   176,063,307         138,460,754      174,608,259         137,343,268


    The accompanying notes are an integral part of these condensed financial statements.

                                 POWERLINX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                             --------------------------------------
                                                                                    2005                2004
                                                                             ------------------  ------------------
Cash flows from operating activities:
   Net loss                                                                  $      (3,199,654)  $      (1,874,306)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
       Depreciation                                                                     51,081              43,868
       Amortization                                                                    284,534             254,644
       Stock based compensation                                                        614,111             587,749
       Changes in operating assets and liabilities:
         Accounts receivable                                                          (233,214)           (250,940)
         Due from related parties                                                      (13,118)            (77,534)
         Inventories                                                                   478,781              69,260
         Prepaid expenses and other current assets                                      23,575            (269,618)
         Assets of discontinued operations                                              96,947              41,021
         Deposits                                                                       20,100                   -
         Accounts payable                                                               91,945             (77,585)
         Accrued liabilities                                                            57,595              42,927
         Accrued severance                                                             226,500                   -
         Due to related parties                                                        (56,913)                  -
         Deferred revenue                                                             (173,483)            (67,508)
         Liabilities of discontinued operations                                        115,952              58,814
                                                                             ------------------  ------------------

Net cash flows from operating activities                                            (1,615,261)         (1,519,208)
                                                                             ------------------  ------------------

Cash flows from investing activities:
   Purchases of property and equipment                                                  (2,795)            (17,341)
                                                                             -------------------  ------------------

Net cash flows from investing activities                                                (2,795)            (17,341)
                                                                             -------------------  ------------------

Cash flows from financing activities:
   Proceeds from sales of equity units                                                       -           1,315,000
   Proceeds from stock subscription receivable                                               -               3,250
   Proceeds from sale of common stock                                                1,081,054
   Proceeds from notes payable -related parties                                                            150,000
   Proceeds from notes payable                                                         400,000                   -
   Repayment of notes payable                                                         (200,000)                  -
                                                                              -----------------  ------------------

Net cash flows from financing activities                                             1,281,054           1,468,250
                                                                             ------------------  ------------------

Net change in cash and cash equivalents                                               (337,002)            (68,299)
Cash and cash equivalents at beginning of period                                       497,663             160,157
                                                                             ------------------  ------------------

Cash and cash equivalents at end of period                                   $         160,661   $          91,858
                                                                             ==================  ==================

                                             F-3

                                 POWERLINX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                   NONCASH INVESTING AND FINANCING ACTIVITIES
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            June 30,
                                                                             --------------------------------------
                                                                                    2005                2004
                                                                             ------------------  ------------------
Conversion of vendor debt to equity units                                    $                   $           50,215
                                                                             ==================  ==================

Conversion of accrued payroll to equity units                                $               -   $          239,520
                                                                             ==================  ==================

Conversion of equity units subscribed to equity
   units issued                                                              $               -   $          250,000
                                                                             ==================  ==================

Issuance of common stock for patents                                         $               -   $          150,000
                                                                             ==================  ==================

Issuance of warrants for trademark                                           $               -   $            9,925
                                                                             ==================  ==================

Conversion of Series A Preferred stock
   to common stock                                                           $          132,270  $               -
                                                                             ==================  ==================


         The accompanying notes are an integral part of these condensed financial statements.

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


1.   Basis of presentation and significant accounting policies:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of Powerlinx, Inc.'s (the "Company") financial position and the results of its operations and its cash flows for the six months ended June 30, 2005 and 2004. These unaudited consolidated financial statements should be read in conjunction with the Company's audited 2004 financial statements, including the notes thereto, and the other information set forth therein in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that can be expected for a full fiscal year.

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

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


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

     The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                                          Six Months Ended
                                                                                     June 30,            June 30,
                                                                                       2005                 2004
                                                                                -----------------  ------------------
       Net loss, as reported                                                    $     (3,199,654)  $      (1,874,306)
                                                                                =================  ==================
       Stock-based compensation, as reported                                    $       (264,000)  $
                                                                                =================  ==================
       Stock-based compensation under fair value method                         $       (264,000)  $
                                                                                =================  ==================
       Pro-forma net loss under fair value method                               $     (3,199,654)  $      (1,874,306)
                                                                                =================  ==================

       Net loss per share, as reported                                          $           (.02)  $            (.01)
                                                                                =================  ==================
       Pro-forma net loss per share under fair value method                     $           (.02)  $            (.01)
                                                                                =================  ==================

     Concentrations:

     Accounts receivable are concentrated in the Security and DC Transportation products industry and credit losses have been within management's expectations. Although the Company serves a large and varied group of customers, two customers accounted for 52% of total revenue for the six months ended June 30, 2005 while three customers accounted for 44% of total revenue for the three months ended June 30, 2004.

     The Company's product assembly is dependent upon the operations of three primary labor suppliers, two of which are outside the United States. At June 30, 2005 and December 31, 2004 a non-material amount of inventory was held off-site at these locations. The Company has diversified its product manufacturing and component sourcing options to minimize the risk of experiencing a disruption in operations if a supplier becomes unavailable or unreliable.

     Reclassifications

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


2.   Liquidity and management's plans:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses, including discontinued operations, of $3,199,654, and $1,751,810 during the six months ended June 30, 2005 and 2004, respectively. In addition, during that period, the Company has used cash of $1,621,261 and $1,519,208 in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has devoted significant efforts in the further development and marketing of products in its Security and DC Transportation Products Segments, which, while now showing improved revenues, cannot yet be considered as sufficient to fund operations for any sustained period of time.

     The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation Products Segment products and (iii) ultimately the achievement of profitable operations. During the six months ended June 30, 2005, the Company raised $400,000 from issuance of two separate notes payable (See Note 6), and $1,081,100 from the sale of common stock (See Note 8). Management is currently addressing several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

3.   Segment information:

     The Company operates in three identifiable industry segments. The Marine Products Segment markets and sells underwater video cameras, lighting and accessories principally to retail sporting goods businesses throughout the United States. The Security Products Segment develops, markets, licenses, and sells proprietary power line video security devices and consumer electronic products to retailers, governmental agencies, commercial businesses, and original equipment manufacturers, throughout the United States. The DC Transportation Products Segment develops and sells power line rear and side vision systems for all classes of vehicles in the transportation industry to distributors and original equipment manufacturers throughout the United States. The Company operated a fourth segment, the Hotel/MDU (Multi-dwelling unit) Products Segment which was discontinued during the quarter ended March 31, 2005 after commencing in the second quarter of 2004. (See Note 9 for presentation of discontinued operations.) The Company's facilities and other assets are not distinguished among the identifiable segments. Other financial information about the Company's segments is as follows:

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                      2005

                               Security      Marine      DC Trans
                               Products     Products     Products      Total

Net revenue                  $  528,638    $  81,956    $ 321,034    $ 931,628
Cost of sales                $  430,901    $  45,766    $ 190,904    $ 667,571
Gross profit                 $   97,737    $  36,190    $ 130,130    $ 264,057
Research and development
         Stock based         $    7,681                                $ 7,681
         Other               $  242,400    $   5,726    $  64,352    $ 312,478




                                                      2004

                              Security        Marine     DC Trans
                              Products       Products    Products    Total

Net revenue                  $  408,545    $ 139,703    $ 237,293    $ 785,541
Cost of sales                $  299,179    $  70,074    $ 106,946    $ 476,199
Gross profit                 $  109,366    $  69,629    $ 130,347    $ 309,342
Research and development:
         Stock based         $   49,084    $       -    $       -    $  49,084
         Other               $   95,661    $       -    $   7,500    $ 103,161


4.   Inventories:

     Inventories consisted of the following:

                                          March 31,         December 31,
                                            2005                 2004
                                     -----------------   -----------------
           Raw materials             $         362,212   $         428,512
           Finished goods                       72,474             484,955
                                     -----------------   -----------------
                                     $         434,686   $         913,467
                                     =================   =================



5.   Intangible assets:

     Intangible assets consisted of the following at June 30, 2005:

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004



                                                                                DC
                                           Security          Marine       Transportation       Total

Patents                                 $ 1,577,813      $   741,148      $         -      $ 2,318,961
Licensing rights                             37,500                -                -           37,500
Software license agreement                  461,360                -                -          461,360
Trademark                                    46,962                -           46,963           93,925
Acumulated amortization                  (1,426,075)        (645,726)               -       (2,071,801)
                                        ------------     ------------     ------------     ------------
                                          $ 697,560         $ 95,422      $    46,963      $   839,945


     Intangible assets consisted of the following at December 31, 2004:

                                                                                DC
                                           Security          Marine       Transportation       Total

Patents                                 $ 1,577,813      $   741,148      $         -      $ 2,318,961
Licensing rights                             37,500                -                -           37,500
Software license agreement                  461,360                -                -          461,360
Trademark                                    46,962                -           46,963           93,925
Acumulated amortization                  (1,217,875)        (569,392)               -       (1,787,267)
                                        ------------     ------------     ------------     ------------
                                        $   905,760      $   171,756      $    46,963      $ 1,124,479
                                        ============     ============     ============     ============

6.  Notes Payable:

     On February 18, 2005, the Company executed a 30 day note payable with an individual in the amount of $200,000. Under the terms, the lender will receive 100,000 shares of the Company's restricted stock, along with registration rights, in lieu of any cash interest payments. The Company repaid $100,000 of the note prior to the March 17, 2005 due date, and the lender extended the due date on the remaining principal until April 16, 2005. The Company repaid the note in full on April 12, 2005.

     On March 7, 2005, the Company executed a 90 day note payable with an institution in the amount of $200,000. The note bears an annual interest rate of 8% and was due on June 5, 2005. The institution subsequently extended the due date of the note to September 30, 2005. The note is collateralized by the Company's finished goods and raw material inventory held at its Clearwater, Florida distribution center. The Company has received notification from the lender that it desires to convert the note to common stock at a price to be negotiated upon the due date of the note.

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


7.  Accrued Severance Payable:

     During the period ending March 31, 2005, the Company incurred severance expenses related to the departure of two officers of the Company. The total amount payable amounts to $551,000 and is comprised of payments of both cash and common stock. Under the separation agreements, the Company issued a total of 2.5 million shares of restricted common stock to the two former officers (See Note 8). The stock was valued at $275,000 or $.11 per share, the closing market price of the Company's common stock on March 31, 2005; the date at which the liability was probable. Cash payments totaling $276,000 will be paid to the two former officers over a two year period;
     $132,000 of which is due during 2005, and $144,000 due during 2006. Severance costs and related legal fees have been recorded as restructuring charges for the three months ended March 31, 2005.

     During the three months ended June 30, 2005, the liability was reduced by $324,500; consisting of the issuance of the 2.5 million shares of common stock, valued at $275,000, and cash payments of $49,500.

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

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


     received upon conversion at the common stock market share price on the measurement date. The fair value of the warrants was determined using the Black-Scholes pricing model with the following inputs: exercise price of $0.50, market price of $0.19, days to expiration of 783, volatility of 193%, and an interest rate of 4%.

     2005 Common Stock Issuances:

     During the six months ended June 30, 2005, the Company issued 480,000 shares of free trading common stock for the conversion of 120,000 shares of the Company's preferred A stock, as a result of conversion notices received by the Company, from preferred stockholders. The conversion rate, in accordance with the terms and provisions of the offering was $.25 per share.

     During the six months ended June 30, 2005, the Company issued 250,000 shares of restricted common stock to an employee in accordance with his employment contract. The shares were valued at $45,000, based on the closing market price of the Company's common stock on February 1, 2005, the date of issuance. The amount was fully expensed during the period ended March 31, 2005.

     During the six months ended June 30, 2005, the Company issued 700,000 shares of restricted common stock to the members of the Board of Directors in accordance with the Board of Directors compensation resolution approved on October 15, 2003. The value of the compensation was $77,000, based on the closing market price of the Company's common stock on March 31, 2005, the date of issuance. The cost is being amortized over the fiscal year 2005 beginning January 1, 2005 and ending December 31, 2005.

     During the six months ended June 30, 2005, the Company issued 300,000 shares of restricted common stock to the Company's interim Chief Executive Officer, Mark Meagher. Mr. Meagher was originally hired by the Company's Board of Directors as a consultant and 50,000 shares were issued pursuant to his consulting agreement effective February 10, 2005. These shares were valued at $6,500, based on the closing market price of the Company's common stock on the effective date of the agreement. The remaining 250,000 shares were issued pursuant to Mr. Meagher's interim employment agreement effective March 4, 2004. The shares were valued at $30,000, based on the closing market price of the Company's common stock on the effective date of the employment agreement.

     During the six months ended June 30, 2005, the Company received net proceeds of $1,081,054 from the sale of common stock through a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $.063 per share, resulting in the issuance of 18,796,293 shares of common stock. In addition, investors received warrants to purchase additional 3,759,259 shares of common stock, exercisable at $.25 per share, with five year expiration. The securities underlying the offering included registration rights.

     During the six months ended June 30, 2005, the Company issued 2,600,000 shares of restricted common stock, valued at $211,500, to employees as part

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

     of the restructuring of management and employee employment contracts. The shares for each issuance were valued at the closing market price of the Company's common stock on the day the shares were earned or the day the issuance was granted. The entire amount was expensed during the quarter ended June 30, 2005. Of the total, 50,000 shares were valued at $.22 per share; 200,000 shares were valued at $.18 per share; and 2,350,000 were valued at $.07 per share.

     During the six months ended June 30, 2005, the Company issued 2,748,268 shares of restricted common stock, valued at $293,861, in conjunction with severance agreements for former officers and employees of the Company.
     2,500,000 shares were issued to two former officers in accordance with negotiated severance agreements approved by the Company's Board of Directors. The shares were valued at $275,000, or $.11 per share, based on the closing market price of the Company's stock on the date the agreements were approved. An accrual for the entire amount was recorded during the quarter ended March 31, 2005 and was fully expensed during the same period and classified as restructuring expense. The remaining 248,268 shares, valued at $18,861, were issued to former employees in accordance with their separation agreements. The former employees were assigned to operational segments that were discontinued by the Company during the 1st quarter ended March 31, 2005, and therefore, the total expense was recorded during the
     2nd quarter ended June 30, 2005, in the Discontinued Operations classification in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     During the six months ended June 30, 2005, the Company issued 100,000 shares of restricted common stock, valued at $8,000, or $.08 per share, as payment of interest owed on a note payable issued on February 18, 2005, in accordance with the terms of the note. The shares were valued at the closing market price of the Company's common stock on the date the note was repaid.

     During the six months ended June 30, 2005, the Company issued 120,000 shares of common stock in connection with the equity unit issuance (see "Equity Unit Issuance" above).


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

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


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

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


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

     Compensation expense of $29,422 for the six months ended June 30, 2004, was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultants as compensation in previous years.



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

     Operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of income for all periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Following are the components of the amounts disclosed:


                                                                    Six Months Ending

                                                              June 30,                June 30,
                                                                2005                    2004
                                                          -----------------       ------------------

Net Revenues                                                       360,534                  125,371
Cost of Goods Sold                                                 342,052                   82,332
                                                                  --------                  -------
     Gross Profit                                                   18,482                   43,039

Operating Expenses                                                 189,569                   58,692

Loss from discontinued operations                                 (171,088)                 (15,653)




                                                              June 30,               December, 31
                                                                2005                     2004
                                                          -----------------       ------------------
Total assets related to discontinued operations:
     Accounts Receivable                                            39,807                   91,616
     Inventory                                                           -                   39,120
     Property Plant & Equipment                                          -                    7,168
                                                          -----------------       ------------------
                                                                    39,807                  137,905

Total liabilities related to discontinued operations:
     Accounts Payable                                              200,555                   84,603
                                                          -----------------       ------------------

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


10.  Commitments and contingencies:

     Non-exclusive finder's agreements:

     The Company entered into three non-exclusive finder's agreements whereby the finders introduce potential investors to the Company. In return for these services the Company pays certain percentages, ranging from 2% to 10%, of loan proceeds or gross offering proceeds received from introductions made that result in loans made to the Company, or investment in the Company. As of June 30, 2005, the finders had been paid cash amounts connected with a 2005 private equity offering totaling $83,095. In addition, according to the agreements, the finders are to receive shares of common stock for a portion of the fees not paid in cash. The number of shares to be issued is determined by the total unpaid fees divided by 100% of the offering price for which the fees are attributed. As of June 30, 2005, the Company had accrued $20,718 for unpaid fees that will be paid through the issuance of 328,905 shares of restricted common stock. The shares include registration rights consistent with the offering.

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

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


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


     Pro-Marketing of Texas

     The Company is a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleges breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company has contested the claim from the outset. In and effort to limit legal fees associated with the action, in early August 2005, the Company forwarded a settlement offer to the plaintiffs. The Company has no knowledge whether or not the offer will be accepted, and therefore, no liability that may result from the resolution of this matter has been recorded in the financial statements.

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

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


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

     Before any final determination was made with regard to the aforementioned investigation, the Staff notified the Company that it wanted to review additional documentation. This request pertained to a purchase contract the Company entered with Universal General Corporation, LLC (UGC), on September 17, 2004 and the subsequent shipment of products to UGC on November 15, 2004. The Company has, through its counsel, fully cooperated with this additional request, and has provided the documents and financial information sought. In addition, certain current and former officers and employees have provided testimony and/or interviews to the Staff with regard to UGC. The Company anticipates that this secondary inquiry will be concluded in the near term, although it is unclear whether the results will cause the Staff to reconsider its initial recommendations.

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


OVERVIEW

PowerLinx develops, licenses, manufactures, and markets products and applications developed to transmit voice, video, audio and data either individually or any and all combinations over power lines, twisted pair wires, and coax in AC and DC power environments. We also manufacture and market underwater video cameras, lights, and accessories for the marine industry. Our products are sold in both retail and commercial markets. Our principal products are sold in the security and transportation industries.

Net revenues of $504,100 for the three months ended June 30, 2005 increased 16% compared to net revenues for the same period ended June 30, 2004. A highlight to the quarterly results was a 47% increase in net revenues in the Security products segment. This produced a new record for quarterly revenues in the Security products segment, our largest business segment. Net revenues increased to $303,259 for the three months ended June 30, 2005, from $205,970 for the same period ended June 30 2004.

Net revenues for the three months ended June 30, 2005 including the discontinued Hotel/MDU products segment would have been $622,100, however, as previously reported in our Form 10-KSB filed on April 14, 2005, we decided to discontinue this product segment and operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of operations for all periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The discontinuance of this segment resulted in a loss from discontinued operations of $32,200 for the three months ended June 30, 2005, and $171,088 for the six months ended June 30, 2005. (See
Note 9 to the financial statements).

The business segment restructuring was done to eliminate peripheral businesses and focus resources on our core business. Three business units fell into this category, and as previously reported, they have been closed and the employees released from the Company.

In addition to the business segment restructuring, we also reported in our 10-KSB that we were actively engaged in a plan to restructure our management and our research and development initiatives in an effort to allow for the most efficient allocation of resources and management focus. The implementation of this plan was completed during the quarter ended June 30, 2005. Mike Tomlinson was appointed President and CEO on May 17, 2005. Mike has a successful track record in Marketing, Sales and General Management at Proctor and Gamble, PepsiCo, Lenox Brands and other fine companies. Roger Roy was hired to the management team as Vice President Consumer Sales and Marketing. Roger has a successful career in marketing consumer products to companies such as Wal-Mart, Sam's Club and many other leading retailers where we seek to sell PowerLinx products. Another significant change is that Research & Development now reports directly to the CEO. We have reengineered this department creating project plans and timelines for each technology and product in the pipeline. We have also reprioritized the projects based on revenue potential and time to market. This effort has resulted in the acceleration of moving work through the pipeline and provided confidence that PowerLinx will have new technology and products to the market as quickly as possible.

To further accelerate this process, we have shifted the Company's strategy from manufacturing, to licensing, for certain new technologies, and we are currently in discussions with several potential licensees that have targeted uses for our developed technology. In addition, we believe licensing will allow the Company to employ its technology, and products utilizing its technology, without incurring the associated costs in building the infrastructure to manufacture and market products.

Sales of our SecureView product on Home Shopping Network (HSN) continued to accelerate as a result of improvements made in the marketing of the product producing record results at this account. The quarter ended June 30, 2005 included our largest shipments to HSN since acquiring them as a customer, setting a second consecutive quarterly record.

While total sales of our Rear Vision systems in the DC Transportation product segment declined slightly for the quarter ended June 30, 2005 compared to the same quarter ended 2004; overall revenues in the DC Transportation product segment for the six months ended June 30, 2005, increased 35% compared to the same period ended 2004. The sales cycle in this product segment is about 6 to 12 months and is driven by the substantial capital investment required to equip a fleet and the prospect's desire to perform in field testing. It was very encouraging to see sales to FedEx Custom Critical for testing and Mercer Transport for distribution to their owner operators. Both of these customers had been in the sales pipeline for 6 months. Sales were made to Mercer following months of field testing. The field testing validated the performance and benefits of the PowerLinx Rear Vision system and lead to the purchase decision. We anticipate a favorable test at FedEx custom Critical and subsequent purchase orders. We are currently in discussions with several other distributors and fleet prospects which we are attempting to convert into a solid revenue stream moving forward.

Of concern for the quarter ended June 30, 2005 was the 10% increase in cost of goods sold as a percentage of net revenues compared to the same period ended in 2004. Management believes that the recently signed manufacturing and procurement contract with IC Intracom will lead to product and component cost reductions in future reporting periods.

Management remains optimistic about the long term prospects of PowerLinx. Our optimism is based on the growing acceptance of power line technology and increasing demand for the products in the market and in development. We have focused the attention and resources of the company to capitalize on these opportunities.

RESULTS OF OPERATIONS

Reclassifications:

Certain reclassifications have been made to prior year balances to conform to the current year presentation, including reclassifications for discontinued operations (See Note 9 to the financial statements).

See Note 3 to the financial statements for additional segment reporting.

SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

NET REVENUE. Net revenue increased 19% from $785,541 for the six months ended June 30, 2004 to $931,628 for the six months ended June 30, 2005. Marine product segment sales were $81,956 or 9% of total revenues for the six months ended June 30, 2005 compared to $139,703, or 18% of total revenues, for the six months ended June 30, 2004. Overall, marine product sales decreased $57,747, or 41%. Security product segment sales were $528,638 or 57% of total revenues for the six months ended June 30, 2005 compared to $408,545, or 52% of total revenues, for the six months ended June 30, 2004. Overall, security product sales increased $120,093, or 29%. DC Transportation product segment sales were
$321,034, or 34% of total revenues for the six months ended June 30, 2005 compared to $237,293, or 30% of total revenues for the six months ended June 30, 2004. Overall, DC Transportation product sales increased $83,741, or 35%. The decrease in the marine product segment sales was due to a reduction in the number of regional boat shows, and the sales volume at these shows, at which the Company participated in the quarter ended June 30, 2005. The growth in the security products segment is due primarily to the increase in sales volume from on air sales on Home Shopping Network. The increase in revenues for the DC transportation product segment was due primarily from the products increased exposure generated from the length of time the product has been in the market, and a limited amount of advertising. The sales cycle for our rear vision products appears to be 6 months to one year due to the capital investment required by customers to equip entire fleets, and the requirement for field testing.


COST OF GOODS SOLD. Cost of Goods sold increased 40% from $476,199 for the six months ended June 30, 2004 to $667,571 for the six months ended June 30, 2005. As a percentage of net revenue, cost of goods sold increased to 72% for the six months ended June 30, 2005 from 61% for the six months ended June 30, 2004. Cost of goods sold for the marine products segment decreased $24,308 or 35%, from $70,074 for the six months ended June 30, 2004 to $45,766 for the same period ended in 2005. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 50% for the six months ended June 30, 2004 to 56% for same period ended in 2005. Cost of goods sold for the security products segment increased $131,722 or 44%, from $299,179 for the six months ended June 30, 2004 to $430,901 for the same period ended in 2005. As a percentage of net revenue, cost of goods sold for the security product segment increased from 73% for the six months ended June 30, 2004 to 82% for same period ended in 2005. Cost of goods sold for the DC Transportation product segment increased $83,958 or 79% from $106,949 for the six months ended June 30, 2004 to $190,904 for the same period ended in 2005. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment increased from 45% for the six months ended June 30, 2004 to 59% for same period ended in 2005.

The increase in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by product mix. The increase in the cost of goods sold as a percentage of net revenues for the security products segment was driven primarily by pricing concessions made to Home Shopping Network to improve on air product sales volumes. The increase in the cost of goods sold as a percentage of net revenues for the DC Transportation product segment was due to the implementation of a distributor pricing structure in lieu of direct sale pricing.

GROSS PROFIT MARGIN. Gross profits on sales for the six months ended June 30, 2005 amounted to $264,057 or 28% of net revenues, compared to $309,342, or 39% of net revenues, for the six months ended June 30, 2004. The marine products segment contributed $36,190 and $69,629 of the total gross profit for the six months ended June 30, 2005 and 2004, respectively. The security products segment contributed $97,737 and $109,366 of the total gross profit for the six months ended June 30, 2005 and 2004, respectively. The DC Transportation products segment contributed $130,130 and $130,347 of the total gross profit for the six months ended June 30, 2005 and 2004, respectively. The gross profit percentage for the marine products segment decreased from 50% for the six months ended June 30, 2004 to 44% for the six months ended June 30, 2005. The gross profit percentage for the security products segment decreased from 27% for the six months ended June 30, 2004 to 18% for the six months ended June 30, 2005. The gross profit percentage for the DC Transportation products segment decreased from 55% for the six months ended June 30, 2004 to 41% for the six months ended June 30, 2005.

The decrease in the gross profit as a percentage of net revenues for the marine products segment was driven primarily by product mix. The decrease in the gross profit as a percentage of net revenues for the security products segment was driven primarily by pricing concessions made to Home Shopping Network to improve on air product sales volumes. The decrease in the gross profit as a percentage of net revenues for the DC Transportation product segment was due to the implementation of a distributor pricing structure in lieu of direct sale pricing.


SALARIES AND WAGES. Salaries and Wages increased 73% from $555,753 for the six months ended June 30, 2004 to $960,283 for the six months ended June 30, 2005. The increase was due to two factors. First, the Company implemented a restructuring plan during the first quarter ended March 31, 2005 that resulted in a significant decrease in the number of employees who had been hired prior to the end of the fiscal year ended December 31, 2004. The restructuring plan was not completed until May of 2005, resulting in significantly higher salary and wage costs during the first four months of 2005. Second, during the six months ended June 30, 2005, non-cash stock based compensation of $279,000 was recorded for the issuance of common stock to employees in conjunction with previous and restructured employment contracts. Salary and Wages is comprised of employee wages and stock compensation.

PROFESSIONAL & CONSULTING FEES. Professional and consulting fees increased 14% from $465,391 for the six months ended June 30, 2004 to $529,173 for the six months ended June 30, 2005. The increase was due to an increase in legal fees from attorneys handling the Company's matters with the Securities & Exchange Commission and the Company's management restructuring. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. During the period ended June 30, 2005, non-cash stock based compensation of $38,500 was recognized in conjunction with common shares issued to members of the Company's Board of Directors as compensation for the current year.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased 12% from $298,512 for the six months ended June 30, 2004 to $335,615 for the six months ended June 30, 2005. The increase was attributable to the purchase of patents in January 2004 and the signing of two software license agreements, on

December 31, 2003 and August 4, 2004 with On2 Technologies, Inc. for the use of its proprietary CODEC software for enhancing the video transmission in the Company's new digital power-line products.

RESEARCH & DEVELOPMENT. Research and development expense increased 110% from $152,245 for the six months ended June 30, 2004, to $320,159 for the six months ended June 30, 2005. The increase was attributable to increased funding for the development of the Company's new PLVS+ consumer security system and digital security system. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line and new product development. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security (both analog and digital) and DC Transportation product segments. For the six months ended June 30, 2005, of the total Research & Development expenditures, $250,081 or 78% was related to the security products segment, $64,352 or 20% was related to the DC Transportation products segment, and $5,726 or 2% was related to the marine products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years.

ADVERTISING AND PROMOTIONS. Advertising and promotions increased 129% from $52,032 for the six months ended June 30, 2004 to $119,039 for the six months ended June 30, 2005. The increase was due directly to an increase in print advertising for the DC transportation product segment. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES. Rent and utilities increased 82% from $58,784 for the six months ended, June 30, 2004 to $107,186 for the six months ended, June 30, 2005. The increase is due to the Company's expansion of its corporate office space and warehouse space in Florida. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL & ENTERTAINMENT EXPENSE. Travel & entertainment expense increased 18% from $93,317 for the six months ended June 30, 2004 to $110,120 for the six months ended June 30, 2005. The increase was attributed to the Company's attendance at the CES trade show in January of 2005, and an increase in travel related to sales and installation of the DC Transportation products. Travel & entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking & tolls, hotels & lodging, taxis, meals, and entertainment.

ROYALTIES EXPENSE. Royalties' expense decreased 100% from $150,000 for the six months ended June 30, 2004 to $-0- for the six months ended June 30, 2005. The elimination of royalty expense relates to the termination of a licensing agreement which had previously required minimum royalty payments (See Note 10 to the financial statements).

OTHER EXPENSES. Other expenses increased 3% from $180,278 for the six months ended June 30, 2004 to $185,497 for the six months ended June 30, 2005. The increase was due primarily to increases in insurance premiums. Other expenses include tele-marketing, travel, supplies, property taxes, insurance, financing fees, bank charges, temporary labor and various other expenses that are classified as miscellaneous.

RESTRUCTURING CHARGES. Restructuring charges amounted to $598,286. The charges were attributable to severance expenses related to the departure of two officers of the Company during the quarter ended March 31, 2005. The amount also includes $37,073 in legal fees associated with those separation agreements, and $10,213 in consulting fees and travel expenses paid to a consultant hired to oversee the restructuring plan. The severance expenses include cash payments of $276,000 to be paid over a 24 month period commencing in April 2005, and the issuance of 2.5 million shares of the Company's common stock, valued at $275,000 as of June 30, 2005 (See Note 7 to the financial statements).


THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

NET REVENUE. Net revenue increased 16% from $434,342 for the three months ended June 30, 2004 to $504,194 for the three months ended June 30, 2005. Marine product segment sales were $32,727 or 6% of total revenues for the three months ended June 30, 2005 compared to $52,104, or 12% of total revenues, for the three months ended June 30, 2004. Overall, marine product sales decreased $19,377, or 37%. Security product segment sales were $303,259 or 60% of total revenues for the three months ended June 30, 2005 compared to $205,970, or 47% of total revenues, for the three months ended June 30, 2004. Overall, security product sales increased $97,289, or 47%. DC Transportation product segment sales were $168,208, or 33% of total revenues for the three months ended June 30, 2005 compared to $176,268, or 41% of total revenues for the three months ended June 30, 2004. Overall, DC Transportation product sales decreased $8,060, or 5%. The decrease in the marine product segment sales was due to a reduction in the number of regional boat shows, and the sales volume at these shows, at which the Company participated in the quarter ended June 30, 2005. The growth in the security products segment is due primarily to the increase in sales volume from on air sales on Home Shopping Network. The decrease in revenues for the DC transportation product segment was due to a large distributor sale made in the prior comparative quarter. The sales cycle for the Company's rear vision products appears to be 6 months to one year due to the capital investment required by customers to equip entire fleets, and the requirement for field testing.


COST OF GOODS SOLD. Cost of Goods sold increased 35% from $261,833 for the three months ended June 30, 2004 to $352,389 for the three months ended June 30, 2005. As a percentage of net revenue, cost of goods sold increased to 70% for the three months ended June 30, 2005 from 60% for the three months ended June 30, 2004. Cost of goods sold for the marine products segment decreased $12,135 or 46%, from $26,284 for the three months ended June 30, 2004 to $14,149 for the same period ended in 2005. As a percentage of net revenue, cost of goods sold for the marine product segment decreased from 50% for the three months ended June 30, 2004 to 43% for same period ended in 2005. Cost of goods sold for the security products segment increased $83,114 or 54%, from $155,351 for the three months ended June 30, 2004 to $238,465 for the same period ended in 2005. As a percentage of revenue, cost of goods sold for the security product segment increased from 75% for the three months ended June 30, 2004 to 79% for same period ended in 2005. Cost of goods sold for the DC Transportation product segment increased $19,577 or 24% from $80,198 for the three months ended June 30, 2004 to $99,775 for the same period ended in 2005. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment increased from 45% for the three months ended June 30, 2004 to 59% for same period ended in 2005.

The decrease in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by product mix. The increase in the cost of goods sold as a percentage of net revenues for the security products segment was driven primarily by pricing concessions made to Home Shopping Network to improve on air product sales volumes. The increase in the cost of goods sold as a percentage of net revenues for the DC Transportation product segment was due to the implementation of a distributor pricing structure in lieu of direct sale pricing.

GROSS PROFIT MARGIN. Gross profits on sales for the three months ended June 30, 2005 amounted to $151,805 or 30% of net revenues, compared to $172,509, or 40% of net revenues, for the three months ended June 30, 2004. The marine products segment contributed $18,578 and $25,820 of the total gross profit for the three months ended June 30, 2005 and 2004, respectively. The security products segment contributed $64,794 and $50,619 of the total gross profit for the three months ended June 30, 2005 and 2004, respectively. The DC Transportation products segment contributed $68,433 and $96,070 of the total gross profit for the three months ended June 30, 2005 and 2004, respectively. The gross profit percentage for the marine products segment increased from 50% for the three months ended June 30, 2004 to 57% for the three months ended June 30, 2005. The gross profit percentage for the security products segment decreased from 25% for the three months ended June 30, 2004 to 21% for the three months ended June 30, 2005. The gross profit percentage for the DC Transportation products segment decreased from 55% for the three months ended June 30, 2004 to 41% for the three months ended June 30, 2005.

The increase in the gross profit as a percentage of net revenues for the marine products segment was driven primarily by product mix. The decrease in the gross profit as a percentage of net revenues for the security products segment was driven primarily by pricing concessions made to Home Shopping Network to improve on air product sales volumes. The decrease in the gross profit as a percentage of net revenues for the DC Transportation product segment was due to the implementation of a distributor pricing structure in lieu of direct sale pricing.


SALARIES AND WAGES. Salaries and Wages increased 84% from $297,017 for the three months ended June 30, 2004 to $547,358 for the three months ended June 30, 2005. The increase was due to the issuance of common stock to employees in conjunction with previous and restructured employment contracts. During the three months ended June 30, 2005, $234,000 of non-cash stock based compensation was recorded in conjunction with common stock issued to employees. Salary and Wages is comprised of employee wages and stock compensation.

PROFESSIONAL & CONSULTING FEES. Professional and consulting fees decreased 36% from $220,899 for the three months ended June 30, 2004 to $140,727 for the three months ended June 30, 2005. The decrease was due to a reduction in legal fees and the elimination of consulting contracts during the restructuring process. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. During the period ended June 30, 2005, non-cash stock based compensation of $19,250 was recorded in conjunction with common shares issued to members of the Company's Board of Directors as compensation for the current year.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased 12% from $150,580 for the three months ended June 30, 2004 to $168,725 for the three months ended June 30, 2005. The increase was attributable to the purchase of patents in January 2004 and the signing of two software license agreements, on December 31, 2003 and August 4, 2004 with On2 Technologies, Inc. for the use of its proprietary CODEC software for enhancing the video transmission in the Company's new digital power-line products.

RESEARCH & DEVELOPMENT. Research and development expense increased 12% from $133,572 for the three months ended June 30, 2004, to $149,040 for the three months ended June 30, 2005. The increase was attributable to increased funding for the development of the Company's new PLVS+ consumer security system and digital security system. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line and new product development. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security (both analog and digital) and DC Transportation product segments.

For the three months ended June 30, 2005, of the total Research & Development expenditures, $114,917 or 77% was related to the security products segment, $31,665 or 21% was related to the DC Transportation products segment, and $2,458 or 2% was related to the marine products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years.

ADVERTISING AND PROMOTIONS. Advertising and promotions increased 90% from $27,143 for the three months ended June 30, 2004 to $51,587 for the three months ended June 30, 2005. The increase was due directly to an increase in print advertising for the DC transportation product segment. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES. Rent and utilities increased 65% from $35,729 for the three months ended, June 30, 2004 to $59,041 for the three months ended, June 30, 2005. The increase is due to the Company's expansion of its corporate office space and warehouse space in Florida. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL & ENTERTAINMENT EXPENSE. Travel & entertainment expense increased 58% from $37,198 for the three months ended June 30, 2004 to $58,859 for the three months ended June 30, 2005. The increase was attributed to an increase in travel related to sales and installation of the DC Transportation products. Travel & entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking & tolls, hotels & lodging, taxis, meals, and entertainment.

ROYALTIES EXPENSE. Royalties' expense decreased 100% from $75,000 for the three months ended June 30, 2004 to $-0- for the three months ended June 30, 2005. The elimination of royalty expense relates to the termination of a licensing agreement which had previously required minimum royalty payments (See Note 10 to the financial statements).

OTHER EXPENSES. Other expenses decreased 21% from $98,846 for the three months ended June 30, 2004 to $78,055 for the three months ended June 30, 2005. The decrease was due to a reduction in temporary labor and tele-marketing costs. Other expenses include tele-marketing, travel, supplies, property taxes, insurance, financing fees, bank charges, temporary labor and various other expenses that are classified as miscellaneous.

RESTRUCTURING CHARGES. Restructuring charges amounted to $15,603. The charges were for legal fees attributable to severance agreement preparation related to the departure of two officers of the Company during the quarter ended June 30, 2005 (See "restructuring charges" for the period six months ended June 30, 2005, and Note 7 to the financial statements).


LIQUIDITY & CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses, including discontinued operations, of $3,199,654, and $1,751,810 during the six months ended June 30, 2005 and 2004, respectively. In addition, during those quarters, the Company has used cash of $1,621,261 and $1,519,208 in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has devoted significant efforts in the further development and marketing of products in its Security and DC Transportation Products Segments, which, while now showing improved revenues, cannot yet be considered as sufficient to fund operations for any sustained period of time.

The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation Products Segment products and (iii) ultimately the achievement of profitable operations. During the six months ended June 30, 2005, the Company raised $400,000 from issuance of two separate notes payable, and $1,081,100 from the sale of common stock. Management is currently addressing several additional financing sources to fund operations until profitability can be achieved.

The Company is uncertain whether current financing commitments will provide enough working capital to fund operations until profitability is achieved, and may have to pursue additional financing sources during the current year. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the six months ended June 30, 2005 the Company funded its losses from operations through the following vehicles:

     o On February 18, 2005, the Company executed a 30 day note payable with an individual in the amount of $200,000. Under the terms, the lender received 100,000 shares of the Company's restricted stock, along with registration rights, in lieu of any cash interest payments. The Company repaid $100,000 of the note prior to the March 17, 2005 due date, and the lender extended the due date on the remaining principal until April 16, 2005. The Company repaid the note in full during April 2005 (See note 6 to the financial statements).

     o On March 7, 2005, the Company executed a 90 day note payable with an institution in the amount of $200,000. The note bears an annual interest rate of 8% and was due on June 5, 2005. Subsequently, the lender extended the due date of the note to September 30, 2005. The note is collateralized by the Company's finished goods and raw material inventory held at its Clearwater, Florida distribution center. The Company has received notification from the lender that it desires to convert the note to common stock at a price to be negotiated upon the due date of the note (See note 6 to the financial statements).

     o During the three month period ended June 30, 2005, the Company received net proceeds of $1,081,054 from the sale of common stock through a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $.063 per share, resulting in the issuance of 18,796,293 shares of common stock. In addition, investors received warrants to purchase additional 3,759,259 shares of common stock, exercisable at $.25 per share, with five year expiration. The securities underlying the offering included registration rights. (See note 8 to the financial statements).

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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


Pro-Marketing of Texas
The Company is a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleges breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company has contested the claim from the outset. In and effort to limit legal fees associated with the action, in early August 2005, the Company forwarded a settlement offer to the plaintiffs. The Company has no knowledge whether or not the offer will be accepted, and therefore, no liability that may result from the resolution of this matter has been recorded in the financial statements.

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

Before any final determination was made with regard to the aforementioned investigation, the Staff notified the Company that it wanted to review additional documentation. This request pertained to a purchase contract the Company entered with Universal General Corporation, LLC (UGC), on September 17, 2004 and the subsequent shipment of products to UGC on November 15, 2004. The Company has, through its counsel, fully cooperated with this additional request, and has provided the documents and financial information sought. In addition, certain current and former officers and employees have provided testimony and/or interviews to the Staff with regard to UGC. The Company anticipates that this secondary inquiry will be concluded in the near term, although it is unclear whether the results will cause the Staff to reconsider its initial recommendations.

Item 2.   Sales of Unregistered Equity Securities and Use of Proceeds.

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

During the three month period ended June 30, 2005, the Company received proceeds of $1,081,054 from the sale of common stock through a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $.063 per share, resulting in the issuance of 18,796,293 shares of common stock. In addition, investors received warrants to purchase additional 3,759,259 shares of common stock, exercisable at $.25 per share, with five year expiration. The securities underlying the offering included registration rights. (See note 8 to the financial statements).

On May 17, 2005, the Company issued 2,600,000 shares of restricted common stock, valued at $211,500, to employees as part of the restructuring of management and employee employment contracts. The shares for each issuance were valued at the closing market price of the Company's common stock on the day the shares were earned or the day the issuance was granted. The entire amount was expensed during the quarter ended June 30, 2005. Of the total, 50,000 shares were valued at $.22 per share; 200,000 shares were valued at $.18 per share; and 2,350,000 were valued at $.07 per share.

On May 17, 2005, the Company issued 2,748,268 shares of restricted common stock, valued at $293,861, in conjunction with severance agreements for former officers and employees of the Company. 2,500,000 shares were issued to two former officers in accordance with negotiated severance agreements approved by the Company's Board of Directors. The shares were valued at $275,000, or $.11 per share, based on the closing market price of the Company's stock on the date the agreements were approved. An accrual for the entire amount was recorded during the quarter ended March 31, 2005 and was fully expensed during the same period and classified as restructuring expense. The remaining 248,268 shares, valued at $18,861, were issued to former employees in accordance with their separation agreements. The former employees were assigned to operational segments that were discontinued by the Company during the 1st quarter ended March 31, 2005, and therefore, the total expense was recorded during the 2nd quarter ended June 30, 2005, in the Discontinued Operations classification in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

On May 17, 2005, the Company issued 100,000 shares of restricted common stock, valued at $8,000, or $.08 per share, as payment of interest owed on a note payable issued on February 18, 2005, in accordance with the terms of the note ( see note 6 to the financial statements). The shares were valued at the closing market price of the Company's common stock on the date the note was repaid.


Item 3.     Defaults Upon Senior Securities.

            Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

     On June 20, 2005, at a meeting of the Board of Directors, of which a quorum was present, proposed the following resolutions for requiring shareholder approval:

                                 POWERLINX, INC.
                       WRITTEN CONSENT IN LIEU OF MEETING
                                      OF A
                          MAJORITY OF THE SHAREHOLDERS


     The undersigned, constituting a majority of the shareholders of Powerlinx, Inc., a Nevada corporation (the "Company"), hereby consent to and adopt the following resolutions pursuant to sections 78.320 and 78.390 of the Nevada General Corporation Law:


     RESOLVED that the Board of Directors deems it advisable and in the best interest of the Company, for such purposes of equity financing and stock based acquisitions, to amend the Company's certificate of incorporation to increase the authorized amount of capital stock from 260,000,000 shares to 430,000,000 shares; of which 400,000,000 shall be common stock (increased from 250,000,000 shares), and 30,000,000 shares shall be preferred stock
     (increased from 10,000,000 shares); in accordance with the attached certificate of amendment to the Company's Articles of Incorporation

     RESOLVED that the Board of Directors deems it advisable and in the best interest of the Company to elect Myles Gould and Brad Gould to the Board of Directors, under Class I and for a term expiring at the annual meeting of shareholders held in the third (3rd) year following the year of their election; in accordance with the Company's bylaws.

          The action taken by this consent shall have the same force and effect as if taken at a meeting of shareholders of the Company, duly called.

          IN  WITNESS  WHEREOF,   the  undersigned   being  a  majority  of  the
     shareholders of the Company has executed this consent as of this _____ day of ____________ 2005.


Signature:________________________________

Name:  ____________________________________

Number of shares voted: ___________________

Item 5.     Other Information

The Company's Board of Directors appointed Michael Tomlinson as Chief Executive Officer of the Company effective May 17, 2005.

     MICHAEL TOMLINSON (57) CEO - Mr. Tomlinson joined PowerLinx in February 2004. He received a BBA in both Marketing and Management from the University of Memphis in 1975. Mike has extensive sales, marketing, product development, and general management experience, having served over 25 years with HavaTampa Cigar, Lenox Brands, Pepsi Cola (18 yrs.) and Proctor and Gamble. Mike held the office of Vice-President or Senior Vice-President with these companies for 13 years. From 1985 through 1988, he was a Vice President or Senior Vice President in charge of managing area franchises with profit and loss responsibilities. He re-engineered product lines and sales departments, managed marketing and customer service efforts, and restructured operations to increase profitability and market focus. For the years immediately prior to joining PowerLinx, in 2004, he capitalized on his career experiences as a Business Reengineering Consultant with Benchmark Associates.


Item 6.     Exhibits

Exhibits
Number                             Description
------- ------------------------------------------------------------------------
31.1    Certification  by Chief  Financial  Officer  pursuant to Sarbanes -Oxley
        Section 302.
31.2    Certification  by Chief  Executive  Officer  pursuant to Sarbanes -Oxley
        Section 302.
32.1    Certification by Chief Financial  Officer pursuant to 18 U.S. C. Section
        1350
32.2    Certification by Chief Executive  Officer pursuant to 18 U.S. C. Section
        1350

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on August 12, 2005.


                  POWERLINX, INC.


                  By: /s/ MICHAEL TOMLINSON
                         ------------------
                          MICHAEL TOMLINSON
                          Chief Executive Officer

                  By: /s/ DOUGLAS BAUER
                         ---------------
                          DOUGLAS BAUER
                          Chief Financial Officer