Form 10-Q
period 2005-09-30
POWERLINX INC
filed 2005-11-15
CIK 894536

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


                X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Total number of shares of Common Stock, as of November 11, 2005: 201,625,542

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ] No [X]

                                 POWERLINX, INC.


                                      INDEX



Part I.  FINANCIAL INFORMATION                                          Page No.


         Item 1. Condensed Financial Statements

                        Powerlinx, Inc. Condensed Consolidated
                        Balance Sheets.......................................F-1

                        Powerlinx, Inc. Condensed Consolidated
                        Statements of Operations (Unaudited).................F-2

                        Powerlinx, Inc. Condensed Consolidated
                        Statements of Cash Flows (Unaudited).................F-3

                        Powerlinx, Inc. Notes to Condensed
                        Consolidated Financial Statements September 30,
                        2005 and 2004........................................F-5

         Item 2. Management's  Discussion and Analysis of Financial  Conditions
                 and Results of Operations ....................................3

         Item 3. Controls and Procedures......................................13

Part II. OTHER INFORMATION

         Item 1. Legal Proceedings............................................12

         Item 2. Unregistered Sale of Equity Securities and Use of Proceeds...14

         Item 3. Defaults Upon Senior Securities..............................16

         Item 4. Submission of Matters to a Vote of Security Holders..........16

         Item 5. Other Information............................................16

         Item 6. Exhibits.....................................................16

Signatures....................................................................17

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                                 POWERLINX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                  September 30,       December 31,
                                                                                      2005                2004
                                                                                  (Unaudited)
                                                                                -----------------  ------------------
Current assets:
   Cash and cash equivalents                                                    $          10,902  $          497,663
   Accounts receivable, net                                                               289,693             282,480
   Employee Advances                                                                       68,257              51,930
   Inventories                                                                            423,928             913,467
   Prepaid expenses and other current assets                                              119,931              48,990
   Assets of discontinued operations                                                       16,937             137,904
                                                                                -----------------  ------------------
     Total current assets                                                                 929,648           1,932,434

Intangible assets, net                                                                    697,678           1,124,479
Deposits                                                                                   19,460              40,334
Property and equipment, net                                                               226,849             297,044
                                                                                -----------------  ------------------
     Total assets                                                               $       1,873,635  $        3,394,291
                                                                                =================  ==================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $         653,845  $          528,961
   Accrued expenses                                                                       171,533             164,912
   Accrued severance payable, current portion                                              25,500                   -
   Deferred revenue                                                                             -             173,483
   Due to related parties                                                                                      60,151
   Current maturities of notes payable                                                    601,765               1,765
   Litigation settlement                                                                  300,000             300,000
   Liabilities of discontinued operations                                                 159,126              84,603
                                                                                -----------------  ------------------
     Total current liabilities                                                          1,911,769           1,313,875
Accrued severance payable, less current portion                                           144,000                   -
Note payable, less current maturities                                                      28,235              28,235

     Total Liabilities                                                                  2,084,004           1,342,110
                                                                                -----------------  ------------------
Commitments and contingencies (Note 10)                                                         -                   -

Stockholders' equity (deficit):
   Series A convertible preferred stock, $1.00 par value;
     authorized 10,000,000 shares; issued 1,825,520 shares;
     outstanding (606,408 - 2005; 880,608 - 2004)                                         534,730             776,519
   Common stock, $.001 par value, authorized
     250,000,000 shares; issued (201,625,542 - 2005;
     172,646,130 - 2004) outstanding (201,151,967 -
     2005; 172,172,555 - 2004)                                                            201,626             172,646
   Additional paid-in capital                                                          23,426,420          21,335,484
   Treasury stock, at cost, 473,575 shares                                               (287,757)           (287,757)
   Accumulated deficit                                                                (24,085,388)        (19,944,711)
                                                                                -----------------  ------------------
   Total stockholders' equity (deficit):                                                 (210,369)          2,052,181
                                                                                -----------------  ------------------
     Total liabilities and stockholders' equity                                 $       1,873,635  $        3,394,291
                                                                                =================  ==================


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 POWERLINX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)



                                                        Three Months Ended                       Nine Months Ended
                                                           September 30,                          September 30,
                                               -------------------------------------  -----------------------------------
                                                     2005                2004               2005              2004
                                               -----------------  ------------------  --------------    -----------------
Net revenue                                    $         223,945  $           85,951  $    1,155,573    $         871,492
Cost of goods sold                                       136,529              56,680         804,100              532,880
                                               -----------------  ------------------  --------------    -----------------
           Gross profit                                   87,416              29,271         351,473              338,612
                                               -----------------  ------------------  --------------    -----------------
Operating expenses:
   Salaries and wages                                    285,809             308,392       1,246,092              833,912
   Professional and consulting fees                      201,042             274,260         730,215              739,651
   Depreciation and amortization                         165,326             163,109         500,941              461,621
   Research and development                              178,129             304,615         498,288              456,860
   Advertising and promotions                             30,875              37,726         149,914              119,992
   Rent and utilities                                     36,965              38,128         144,150               96,912
   Provision for doubtful accounts                             -              24,660          13,166               34,660
   Travel and entertainment                               47,885              55,492         158,004              148,809
   Royalty expense                                             -              75,000               -              225,000
   Other expenses                                         65,614             139,095         251,110              317,763
   Restructuring Expense                                       -                   -         598,286                    -
                                               -----------------  ------------------  --------------    -----------------
       Total operating expenses                        1,011,645           1,420,477       4,290,169            3,435,179
                                               -----------------  ------------------  --------------    -----------------
Loss from operations                                    (924,229)         (1,391,206)     (3,938,696)          (3,096,567)

Interest expense, net                                     (6,156)                 11         (20,255)             (29,177)
                                               -----------------  ------------------  --------------    -----------------
Loss before discontinued operations                     (930,385)         (1,391,195)     (3,958,951)          (3,125,744)

 Loss from discontinued
       Operations                                        (10,638)            (29,302)       (181,726)             (44,955)
                                               -----------------  ------------------  --------------    -----------------
Net loss                                               ($941,023)        ($1,420,497)     (4,140,677)         ($3,170,699)
                                               =================  ==================  ==============    =================
Net loss per common share                                   (.01)               (.01)           (.02)                (.01)

 Weighted average common shares
   Outstanding, basic and diluted                    200,269,646         150,257,756      183,508,481         141,661,721

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 POWERLINX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)



                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                       -----------------
                                                                                      2005                2004
                                                                                   -----------         ----------
Cash flows from operating activities:
   Net loss                                                                        ($4,140,677)       ($3,170,699)
   Adjustments to reconcile net loss to net cash flows
     from operating activities:
       Depreciation                                                                     74,140             68,206
       Amortization                                                                    426,801            393,594
       Stock based compensation                                                        670,861            635,124
       Changes in operating assets and liabilities:
         Accounts receivable                                                            (7,231)          (212,072)
         Due from related parties                                                      (16,327)          (148,534)
         Inventories                                                                   489,539           (143,926)
         Prepaid expenses and other current assets                                     (51,691)          (169,959)
         Assets of discontinued operations                                             120,967                  -
         Deposits                                                                       20,874                  -
         Accounts payable                                                              124,884             33,261
         Accrued liabilities                                                            33,339            (54,929)
         Accrued severance                                                             169,500                  -
         Due to related parties                                                        (60,151)                 -
         Deferred revenue                                                             (173,483)           (42,923)
         Liabilities of discontinued operations                                         74,523                  -
                                                                                    -----------         ----------

Net cash flows from operating activities                                            (2,244,114)        (2,812,856)
                                                                                   -----------         ----------
Cash flows from investing activities:
   Purchases of property and equipment                                                  (3,945)           (25,496)
                                                                                   -----------         ----------
Net cash flows from investing activities                                                (3,945)           (25,496)
                                                                                   -----------         ----------
Cash flows from financing activities:
   Proceeds from sales of equity units                                                       -           1,315,000
   Proceeds from stock subscription receivable                                               -               3,250
   Proceeds from sale of common stock                                                1,161,298           2,975,843
   Proceeds from convertible debentures                                                                    516,774
Proceeds from notes payable -related parties                                                              (100,000)
   Proceeds from notes payable                                                         800,000             150,000
   Repayment of notes payable                                                         (200,000)                  -
                                                                                   -----------         ----------

Net cash flows from financing activities                                             1,761,298           4,294,093
                                                                                   -----------         ----------
Net change in cash and cash equivalents                                               (486,761)          1,455,741
Cash and cash equivalents at beginning of period                                       497,663             160,157

Cash and cash equivalents at end of period                                         $    10,902         $ 1,615,898
                                                                                   ===========         ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 POWERLINX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)



                   NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                             --------------------------------------
                                                                                    2005                2004
                                                                             -----------------   ------------------
Conversion of vendor debt to equity units                                    $                   $           50,215
                                                                             =================   ==================
Conversion of accrued payroll to equity units                                $               -   $          239,520
                                                                             =================   ==================
Conversion of equity units subscribed to equity
   units issued                                                              $               -   $          250,000
                                                                             =================   ==================
Issuance of common stock for patents                                         $               -   $          150,000
                                                                             =================   ==================
Issuance of warrants for trademark                                           $               -   $            9,925
                                                                             =================   ==================
Conversion of Series A Preferred stock
   to common stock                                                           $         241,798   $                -
                                                                             =================   ==================


              The accompanying notes are an integral part of these
                        condensed financial statements.

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004



1. Basis of presentation and significant accounting policies:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of
Powerlinx, Inc.'s (the "Company") financial position and the results of its operations and its cash flows for the nine months ended September 30, 2005 and 2004. These unaudited consolidated financial statements should be read in conjunction with the Company's audited 2004 financial statements, including the notes thereto, and the other information set forth therein in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Operating results for the nine month period ended September 30, 2005, are not necessarily indicative of the results that can be expected for a full fiscal year.

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

The following table reflects supplemental financial information related to stock-based employee compensation, as required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure:

                                                                                           Nine Months Ended
                                                                                       Sept. 30,        Sept. 30,
                                                                                         2005              2004
                                                                                -------------------------------------
       Net loss, as reported                                                    ($     4,140,677)  ($      3,170,699)
                                                                                ================    =================
       Stock-based employee compensation, as reported                           ($       264,000)   $
                                                                                ================    =================
       Stock-based employee compensation under fair value method                ($       264,000)   $
                                                                                ================    =================
       Pro-forma net loss under fair value method                               ($     4,140,677)  ($      3,170,699)
                                                                                ================   ==================
       Net loss per share, as reported                                          ($           .02)  ($            .02)
                                                                                ================   ==================
       Pro-forma net loss per share under fair value method                     ($           .02)  ($            .02)
                                                                                ================   ==================

Concentrations:

Accounts receivable are concentrated in the Security and DC Transportation products industry and credit losses have been within management's expectations. Although the Company serves a large and varied group of customers, three customers accounted for 66% of total revenue for the nine months ended September 30, 2005 while three customers accounted for 70% of total revenue for the three months ended September 30, 2005.

The Company's product assembly is dependent upon the operations of three primary labor suppliers, two of which are outside the United States. At September 30, 2005 and December 31, 2004 a non-material amount of inventory was held off-site at these locations. The Company has diversified its product manufacturing and component sourcing options to minimize the risk of experiencing a disruption in operations if a supplier becomes unavailable or unreliable.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2. Liquidity and management's plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses, including discontinued operations, of $4,140,677, and $3,170,699 during the nine months ended September 30, 2005 and 2004, respectively. In addition, during that period, the Company has used cash of $2,244,114 and $2,812,856 in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has devoted significant efforts in the further development and marketing of products in its Security and DC Transportation Products Segments, which, while now showing improved revenues, cannot yet be considered as sufficient to fund operations for any sustained period of time.

The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation Products Segment products and (iii) ultimately the achievement of profitable operations. During the nine months ended September 30, 2005, the Company raised $800,000 from issuance of three separate notes payable (See Note 6), and $1,161,298 from the sale of common stock (See Note 8). Management is currently addressing several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

                      Nine months ended September 30, 2005

                                    Security             Marine          DC Trans
                                    Products            Products         Products          Total
                                  -----------           ----------      -----------     -------------
Net Revenue                       $   538,721           $   97,190      $   519,662     $   1,155,573
Cost of Sales                     $   439,895           $   54,720      $   309,485     $     804,100
Gross Profit                      $    98,826           $   42,470      $   210,177     $     351,473
Research and development
        Stock based               $     7,681                                           $       7,681
        Other                     $   414,094           $    5,726      $    70,787     $     490,607


                      Nine months ended September 30, 2004

                                    Security             Marine          DC Trans
                                    Products            Products         Products          Total
                                  -----------           ----------      -----------     -------------
Net Revenue                       $   453,185           $  161,249      $   257,058     $     871,492
Cost of Sales                     $   335,169           $   81,277      $   116,434     $     532,880
Gross Profit                      $   118,016           $   79,972      $   140,624     $     338,612
Research and development
        Stock based               $   106,084           $      -        $       -       $     106,084
        Other                     $   323,108           $      -        $    27,668     $     350,776


4. Inventories:

     Inventories consisted of the following:
                                                                   September 30,       December 31,
                                                                       2005               2004
                                                                -----------------   -----------------
           Raw materials                                        $         271,169   $         428,512
           Finished goods                                                 152,759             484,955
                                                                -----------------   -----------------
                                                                $         423,928   $         913,467
                                                                =================   =================


5. Intangible assets:

Intangible assets consisted of the following at September 30, 2005:

                                                                   DC
                                   Security        Marine     Transportaion     Total
                                -------------   -----------   -------------  -------------
Patents                         $   1,577,813   $   741,148   $          -   $   2,318,961
Licensing rights                $      37,500   $      -      $          -   $      37,500
Software license agreement      $     461,360   $      -      $          -   $     461,360
Trademark                       $      46,962   $      -      $     46,963   $      93,925
Acumulated amortization         $  (1,530,175)  $  (683,893)  $          -   $  (2,214,068)
                                -------------   -----------   -------------  -------------
                                $     593,460   $    57,255   $     46,963   $     697,678
                                =============   ===========   =============  =============

Intangible assets consisted of the following at September 30, 2004:

                                                                   DC
                                   Security        Marine     Transportaion     Total
                                -------------   -----------   -------------  -------------
Patents                         $   1,577,813   $   741,148   $           -  $   2,318,961
Licensing rights                $      37,500   $      -      $           -  $      37,500
Software license agreement      $     461,360   $      -      $           -  $     461,360
Trademark                       $      46,962   $      -      $      46,963  $      93,925
Acumulated amortization         $  (1,217,875)  $  (569,392)  $           -  $  (1,787,267)
                                -------------   -----------   -------------  -------------
                                $     905,760   $   171,756   $      46,963  $   1,124,479
                                =============   ===========   =============  =============

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

On March 7, 2005, the Company executed a 90 day note payable with an institution in the amount of $200,000. The note bears an annual interest rate of 8% and was due on June 5, 2005. Subsequently, the lender has extended the due date of the note to December 31, 2005. The note is collateralized by the Company's finished goods and raw material inventory held at its Clearwater, Florida distribution center. The Company has received notification from the lender that it desires to convert the note to common stock at a price to be negotiated upon the due date of the note.

On August 16, 2005, the Company executed a 90 day note payable with an institution in the amount of $400,000. The note bears an annual interest rate of 8% and was due on November 14, 2005. Subsequently, the lender extended the due date of the note to December 31, 2005. The note is collateralized by the Company's finished goods and raw material inventory held at its Clearwater, Florida distribution center. The Company has received notification from the lender that it desires to convert the note to common stock at a price to be negotiated upon the due date of the note.


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

At September 30, 2005, the remaining liability related to severance payments was $169,500.

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

2005 Common Stock Issuances:

During the nine months ended September 30, 2005, the Company issued 250,000 shares of restricted common stock to an employee in accordance with his employment contract. The shares were valued at $45,000, based on the closing market price of the Company's common stock on February 1, 2005, the date of issuance. The amount was fully expensed during the period ended March 31, 2005.

During the nine months ended September 30, 2005, the Company issued 700,000 shares of restricted common stock to the members of the Board of Directors in accordance with the Board of Directors compensation resolution approved on October 15, 2003. The value of the compensation was $77,000, based on the closing market price of the Company's common stock on March 31, 2005, the date of issuance. The cost is being amortized over the fiscal year 2005 beginning January 1, 2005 and ending December 31, 2005.

During the nine months ended September 30, 2005, the Company issued 300,000 shares of restricted common stock to the Company's interim Chief Executive Officer, Mark Meagher. Mr. Meagher was originally hired by the Company's Board of Directors as a consultant and 50,000 shares were issued pursuant to his consulting agreement effective February 10, 2005. These shares were valued at $6,500, based on the closing market price of the Company's common stock on the effective date of the agreement. The remaining 250,000 shares were issued pursuant to Mr. Meagher's interim employment agreement effective March 4, 2004. The shares were valued at $30,000, based on the closing market price of the Company's common stock on the effective date of the employment agreement.

During the nine months ended September 30, 2005, the Company received net proceeds of $1,161,289 from the sale of common stock through a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $.063 per share, resulting in the issuance of 20,542,325 shares of common stock. In addition, investors received warrants to purchase additional 4,108,465 shares of common stock, exercisable at $.25 per share, with five year expiration. The securities underlying the offering included registration rights.

During the nine months ended September 30, 2005, the Company issued 2,600,000 shares of restricted common stock, valued at $211,500, to employees as part of the restructuring of management and employee employment contracts. The shares for each issuance were valued at the closing market price of the Company's common stock on the day the shares were earned or the day the issuance was granted. The entire amount was expensed during the quarter ended September 30, 2005. Of the total, 50,000 shares were valued at $.22 per share; 200,000 shares were valued at $.18 per share; and 2,350,000 were valued at $.07 per share.

During the nine months ended September 30, 2005, the Company issued 2,748,268 shares of restricted common stock, valued at $293,861, in conjunction with severance agreements for former officers and employees of the Company. 2,500,000 shares were issued to two former officers in accordance with negotiated severance agreements approved by the Company's Board of Directors. The shares were valued at $275,000, or $.11 per share, based on the closing market price of the Company's stock on the date the agreements were approved. An accrual for the entire amount was recorded during the quarter ended March 31, 2005 and was fully expensed during the same period and classified as restructuring expense. The remaining 248,268 shares, valued at $18,861, were issued to former employees in accordance with their separation agreements. The former employees were assigned to operational segments that were discontinued by the Company during the 1st quarter ended March 31, 2005, and therefore, the total expense was recorded during the 2nd quarter ended September 30, 2005, in the Discontinued Operations classification in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

During the nine months ended September 30, 2005, the Company issued 100,000 shares of restricted common stock, valued at $8,000, or $.08 per share, as payment of interest owed on a note payable issued on February 18, 2005, in accordance with the terms of the note. The shares were valued at the closing market price of the Company's common stock on the date the note was repaid.

During the nine months ended September 30, 2005, the Company issued 616,800 shares of common stock in connection with the equity unit issuance (see "Equity Unit Issuance" above).

During the nine months ended September 30, 2005, the Company issued 100,000 shares of restricted common stock, valued at $7,000, or $.07 per share, to the Company's former interim Chief Executive Officer, Mark Meagher. Mr. Meagher received these shares as compensation for extending his consulting agreement for an additional 45 days. The shares were valued at the closing market price of the Company's common stock on the date they were granted.

During the nine months ended September 30, 2005 the Company issued 150,000 shares of restricted common stock to an entity in conjunction with the settlement of a law suit. (See note 10 to the financial statements). The shares were valued at $10,500, based on the closing market price of the Company's common stock on the date of issuance. The amount was fully expensed during the period ended September 30, 2005.

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

Compensation expense of $29,422 for the nine months ended September 30, 2004, was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultants as compensation in previous years.



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

Operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of income for all periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Following are the components of the amounts disclosed:



                                                                    Nine Months Ending

                                                            30-Sep                  30-Sep
                                                             2005                    2004
                                                         -----------              -----------
Net Revenues                                                 118,030                  235,958
Cost of Goods Sold                                           113,614                  155,564
                                                         -----------              -----------
     Gross Profit                                              4,416                   80,394

Operating Expenses                                           186,142                  125,349

Net Loss                                                    (181,726)                 (44,955)
                                                         ===========              ===========


                                                                      Nine Months Ending

                                                            Sep 30,                 December 31,
                                                             2005                      2004
                                                         ------------              -------------

Total asstes related to discontinued operations
        Accounts Receivable                                16,937                     91,616
        Inventory                                            -                        39,120
        Property Plant & Equipment                           -                         7,168
                                                          -------                   --------
                                                           16,937                    137,904
                                                          =======                   ========

Total liabilities related to discontinued operations
        Accounts Payable                                  159,126                     84,603
                                                          =======                   ========

                                 POWERLINX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004



10. Commitments and contingencies:

Non-exclusive finder's agreements:

The Company entered into three non-exclusive finder's agreements whereby the finders introduce potential investors to the Company. In return for these services the Company pays certain percentages, ranging from 2% to 10%, of loan proceeds or gross offering proceeds received from introductions made that result in loans made to the Company, or investment in the Company. As of September 30, 2005, the finders had been paid cash amounts connected with a 2005 private equity and debt offerings totaling $105,400. In addition, according to the agreements, the finders are to receive shares of common stock for a portion of the fees not paid in cash. The number of shares to be issued is determined by the total unpaid fees divided by 100% of the offering price for which the fees are attributed. For the nine month period ended September 30, 2005, the Company had issued 392,549 shares of restricted common stock valued at $27,478 in conjunction with the fees owed. The shares include registration rights consistent with the offering. As of September 30, 2005, the Company has no outstanding finders fees payable.

Litigation, claims and assessment:

Satius, Inc License Agreement

On August 12th, 2005 we were served with a complaint filed in the Court of Common Pleas, Montgomery County, Pennsylvania. The action was filed by Satius, Inc. The suit alleges breach of contract involving a Licensing Agreement with Satius dated December 18, 2003 that relates to certain of the Company's analog power products. This same licensing agreement was terminated by Satius on July 10, 2004. The company has yet to file a response to the aforementioned action, having been granted and extension. However, the Company and its management believe that they are not in violation of the terminated license agreement and intend to defend the law suit vigorously. However, there can be no assurance that the Company will prevail on the merits of the case. Litigation of this matter will be expensive and will divert time and financial resources away from the Company's business. In addition, an unfavorable outcome in this matter would result in substantial harm and possibly severe damage to the Company.

Diversified Personnel

In September 2005, the Company became a defendant in a law suit filed by Diversified Personnel in an attempt to recover approximately $8,500 in outstanding invoices related to the Company's use of temporary labor in the Company's research & development office in California prior to the restructuring of the Company in March and April of 2005. The plaintiff has extended the date for the Company to file an answer to the complaint to November 30, 2005. The extension was granted as an attempt to resolve the dispute prior to the answer date. After further review of the documentation, the Company has agreed to pay the outstanding invoices and will make payment prior to November 30, 2005; at which time the complaint will be dismissed. The amount was fully accounted for as a liability as of September 30, 2005.

Class Action Lawsuit

Commencing in May 2001, the Company was a defendant in a consolidated class action lawsuit that was pending in the United States District Court for the Middle District of Florida against the Company and Richard McBride, the Company's former chief executive officer. On December 17, 2002, the Joint Motion for Preliminary Approval of Settlement and the Amended Stipulation of Settlement was filed with the United States District Court of Florida, and approved by the residing justice. In the settlement, the Company will issue 6,000,000 shares of common stock to the class participants. There were no significant amendments to the nature or terms of the Stipulation. The actual liability, based on the value of the Company's stock as December 17, 2002, was $300,000 plus an estimated $125,000 in legal fees.

On May 2, 2003, the United States District Court of Florida, through issuance of its Order and Final Judgment, approved the settlement.

The Company's transfer agent has received instructions from the plaintiff for the issuance of the shares, and has approved their issuance. The Company believes the shares will be issued in November of 2005.


Pro-Marketing of Texas

The Company was a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleged breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company contested the claim from the outset, however, in and effort to limit legal fees associated with the action, on August 18, 2005, the Company agreed to a settlement. The settlement consisted of the issuance of 150,000 shares of restricted common stock, and cash payments totaling $60,000 to be disbursed in an amount of $2,500 per month for a period of two years, commencing on August 18, 2005.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.
`
PowerLinx develops, licenses, manufactures, and markets products and applications developed to transmit voice, video, audio and data either individually or any and all combinations over power lines, twisted pair wires, and coax in AC and DC power environments. We also manufacture and market underwater video cameras, lights, and accessories for the marine industry. Our products are sold in both retail and commercial markets. Our principal products are sold in the security and transportation industries.

Net revenues of $223,900 for the three months ended September 30, 2005 increased 161% compared to net revenues for the same period ended September 30, 2004. The results for the three month period ended September 30, 2005 was highlighted by record revenues of $198,600 in the Company's growing DC Transportation product segment. This resulted in a 905% increase in net revenues compared to the same period ended September 30, 2004. Overall for the nine month period ended September 30, 2005, net revenues for the DC Transportation products segment have increased 102% compared to the same period ended September 30, 2004.

As previously reported in our Form 10-KSB filed on April 14, 2005, we decided to discontinue the Hotel/MDU product segment and operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of operations for all periods presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The discontinuance of this segment resulted in a loss from discontinued operations of $10,638 for the three months ended September 30, 2005, and $181,726 for the nine months ended September 30, 2005. (See Note 9 to the financial statements). Accordingly, all revenue and expense comparisons reported above have been modified to reflect this accounting.

During the three month period ended September 30, 2005, we made several advancements in our DC Transportation product segment relating to product additions and customer acquisitions. We adopted "Zone Defense" as the Company's rear vision product line brand name. In addition, we expanded our marketing approach to position our DC Transportation products segment as a complete rear vision and accident avoidance business rather than a power line business. A major component of this positioning was the addition to our product line a suite of six new "hard wired" systems to compliment our PLC technology. Some of our customer fleets have a wide variety of vehicle types. The customers wish to use both power line and hard wired technologies. Some had offered the hard wired portion of their business to PowerLinx. These new rear vision systems were evaluated and tested during the quarter ended September 30, 2005. The hard wired systems are available for sale to customers beginning in the fourth quarter of 2005. 100% of the revenue and growth in the transportation division came from the power line product in the three month period ended September 30, 2005. We believe that the hard wired systems will further accelerate growth in this division.

Also during the three month period ended September 30, 2005, we acquired several new fleet customers including Mercer, Wallis Oil, and American Tire. American Tire will be installing our systems on all new vehicles they place into service. We have also added a sales representative in Canada to begin exploiting additional sales opportunities. In the recreational vehicle market, New Horizon has chosen to install our system in their upcoming 2006 model year RV line.

As previously reported, we have reengineered the Research & Development process. We have created project plans and timelines for each technology and product in the pipeline. We have also reprioritized the projects based on revenue potential and time to market. As a result of this effort we recently were able to make an announcement regarding the Company's emerging new products for communicating audio, video, voice, and data over the power lines of existing homes or small offices.

Final engineering is estimated to be complete by mid December 2005 on new technologies and products in three categories. A new power line audio product will be targeted to home entertainment OEMs and resellers. The next-generation version of SecureView(TM) will incorporate multiple-camera control in "light bulb" form factors, and will also feature new form factors for wider use in home and business. The Company will also introduce its first digital PLC products, beginning with a new digital power-line Network Camera.

Based on the initial timelines, we are projecting product releases during Second Quarter of 2006. There has been significant interest from our investors regarding these new products and we are extremely excited about the prospect of presenting these products to the market place after an extended engineering phase. The estimated release dates are based on the most recent project plan timelines. Risks associated with engineering new technology and certain external influences, such as regulatory approvals or component availability, have been factored in but may shorten or lengthen time to market by several weeks.

Also during the three month period ended September 30, 2005, we believe we made significant progress on the implementation of our strategy to license a portion of our technologies rather than manufacturing all products. We continue to be in discussions with several potential licensees that have targeted uses for our developed technology. In addition, we believe licensing will allow the Company to employ its technology, and products utilizing its technology, without incurring the associated costs in building the infrastructure to manufacture and market products.

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

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

NET REVENUE. Net revenue increased 33% from $871,492 for the nine months ended September 30, 2004 to $1,155,573 for the nine months ended September 30, 2005. Marine product segment sales were $97,190 or 8% of total revenues for the nine months ended September 30, 2005 compared to $161,249, or 19% of total revenues, for the nine months ended September 30, 2004. Overall, marine product sales decreased $64,059, or 40%. Security product segment sales were $538,721 or 47% of total revenues for the nine months ended September 30, 2005 compared to $453,185, or 52% of total revenues, for the nine months ended September 30, 2004. Overall, security product sales increased $85,536, or 19%. DC Transportation product segment sales were $519,662, or 45% of total revenues for the nine months ended September 30, 2005 compared to $257,058, or 29% of total revenues for the nine months ended September 30, 2004. Overall, DC Transportation product sales increased $262,604, or 102%. The decrease in the marine product segment sales was due to a reduction in the number of regional boat shows, and the sales volume at these shows, at which the Company participated in the period ended September 30, 2005. The growth in the security products segment is due primarily to the increase in sales volume from on air sales on Home Shopping Network. The increase in revenues for the DC transportation product segment was due primarily from the products increased exposure generated from the length of time the product has been in the market, and a limited amount of advertising. The sales cycle for our rear vision products appears to be 6 months to one year due to the capital investment required by customers to equip entire fleets, and the requirement for field testing.


COST OF GOODS SOLD. Cost of Goods sold increased 51% from $532,880 for the nine months ended September 30, 2004 to $804,100 for the nine months ended September 30, 2005. As a percentage of net revenue, cost of goods sold increased to 70% for the nine months ended September 30, 2005 from 61% for the nine months ended September 30, 2004. Cost of goods sold for the marine products segment decreased $26,557 or 33%, from $81,277 for the nine months ended September 30, 2004 to $54,720 for the same period ended in 2005. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 50% for the nine months ended September 30, 2004 to 56% for same period ended in 2005. Cost of goods sold for the security products segment increased $104,726 or 31%, from $335,169 for the nine months ended September 30, 2004 to $439,895 for the same period ended in 2005. As a percentage of net revenue, cost of goods sold for the security product segment increased from 74% for the nine months ended September 30, 2004 to 82% for same period ended in 2005. Cost of goods sold for the DC Transportation product segment increased $193,051 or 166% from $116,434 for the nine months ended September 30, 2004 to $309,485 for the same period ended in 2005. As a percentage of net revenue, cost of goods sold for the DC

Transportation product segment increased from 45% for the nine months ended September 30, 2004 to 60% for same period ended in 2005.

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

GROSS PROFIT MARGIN. Gross profits on sales for the nine months ended September 30, 2005 amounted to $351,473 or 30% of net revenues, compared to $338,612, or 39% of net revenues, for the nine months ended September 30, 2004. The marine products segment contributed $42,470 and $79,972 of the total gross profit for the nine months ended September 30, 2005 and 2004, respectively. The security products segment contributed $98,826 and $118,016 of the total gross profit for the nine months ended September 30, 2005 and 2004, respectively. The DC Transportation products segment contributed $210,177 and $140,624 of the total gross profit for the nine months ended September 30, 2005 and 2004, respectively. The gross profit percentage for the marine products segment decreased from 50% for the nine months ended September 30, 2004 to 44% for the nine months ended September 30, 2005. The gross profit percentage for the security products segment decreased from 26% for the nine months ended September 30, 2004 to 18% for the nine months ended September 30, 2005. The gross profit percentage for the DC Transportation products segment decreased from 55% for the nine months ended September 30, 2004 to 40% for the nine months ended September 30, 2005.

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


SALARIES AND WAGES. Salaries and Wages increased 49% from $833,912 for the nine months ended September 30, 2004 to $1,246,092 for the nine months ended September 30, 2005. The increase was due to two factors. First, the Company implemented a restructuring plan during the first quarter ended March 31, 2005 that resulted in a significant decrease in the number of employees who had been hired prior to the end of the fiscal year ended December 31, 2004. The restructuring plan was not completed until May of 2005, resulting in significantly higher salary and wage costs during the first four months of 2005. Second, during the nine months ended September 30, 2005, non-cash stock based compensation of $279,000 was recorded for the issuance of common stock to employees in conjunction with previous and restructured employment contracts. Salary and Wages is comprised of employee wages and stock compensation.

PROFESSIONAL & CONSULTING FEES. Professional and consulting fees decreased 1% from $739,651 for the nine months ended September 30, 2004 to $730,215 for the nine months ended September 30, 2005. The decrease was due to a decrease in legal fees from attorneys handling the Company's matters with the Securities & Exchange Commission and the Company's management restructuring. However, this decrease was offset by accounting fees incurred for the preparation of the Company's tax returns. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. During the period ended September 30, 2005, non-cash stock based compensation of $57,750 was recognized in conjunction with common shares issued to members of the Company's Board of Directors as compensation for the current year.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased 9% from $461,621 for the nine months ended September 30, 2004 to $500,941 for the nine months ended September 30, 2005. The increase was attributable to the purchase of patents in January 2004 and the signing of two software license agreements, on December 31, 2003 and August 4, 2004 with On2 Technologies, Inc. for the use of its proprietary CODEC software for enhancing the video transmission in the Company's new digital power-line products.

RESEARCH & DEVELOPMENT. Research and development expense increased 9% from $456,860 for the nine months ended September 30, 2004, to $498,288 for the nine months ended September 30, 2005. The increase was attributable to increased funding for the development of the Company's new analog and digital consumer security systems. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line and new product development. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security (both analog and digital) and DC Transportation product segments. For the nine months ended September 30, 2005, of the total Research & Development expenditures, $421,775 or 85% was related to the security products segment, $70,787 or 14% was related to the DC Transportation products segment, and $5,726 or 1% was related to the marine products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years.

ADVERTISING AND PROMOTIONS. Advertising and promotions increased 25% from $119,992 for the nine months ended September 30, 2004 to $149,914 for the nine months ended September 30, 2005. The increase was due directly to an increase in print advertising for the DC transportation product segment. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES. Rent and utilities increased 49% from $96,912 for the nine months ended, September 30, 2004 to $144,150 for the nine months ended, September 30, 2005. The increase is due to the Company's expansion of its corporate office space and warehouse space in Florida. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL & ENTERTAINMENT EXPENSE. Travel & entertainment expense increased 6% from $148,809 for the nine months ended September 30, 2004 to $158,004 for the nine months ended September 30, 2005. The increase was attributed to the Company's attendance at the CES trade show in January of 2005, and an increase in travel related to sales and installation of the DC Transportation products. Travel & entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking & tolls, hotels & lodging, taxis, meals, and entertainment.

ROYALTIES EXPENSE. Royalties' expense decreased 100% from $225,000 for the nine months ended September 30, 2004 to $-0- for the nine months ended September 30, 2005. The elimination of royalty expense relates to the termination of a licensing agreement which had previously required minimum royalty payments (See
Note 10 to the financial statements).

OTHER EXPENSES. Other expenses decreased 21% from $317,763 for the nine months ended September 30, 2004 to $251,110 for the nine months ended September 30, 2005. The decrease was due primarily to reductions in telemarketing and temporary labor expenses. Other expenses include tele-marketing, supplies, property taxes, insurance, financing fees, bank charges, temporary labor and various other expenses that are classified as miscellaneous.

RESTRUCTURING CHARGES. Restructuring charges amounted to $598,286. The charges were attributable to severance expenses related to the departure of two officers of the Company during the quarter ended March 31, 2005. The amount also includes $37,073 in legal fees associated with those separation agreements, and $10,213 in consulting fees and travel expenses paid to a consultant hired to oversee the restructuring plan. The severance expenses include cash payments of $276,000 to be paid over a 24 month period commencing in April 2005, and the issuance of 2.5 million shares of the Company's common stock, valued at $275,000 as of September 30, 2005 (See Note 7 to the financial statements).


THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

NET REVENUE. Net revenue increased 161% from $85,951 for the three months ended September 30, 2004 to $223,945 for the three months ended September 30, 2005. Marine product segment sales were $15,234 or 7% of total revenues for the three months ended September 30, 2005 compared to $21,546, or 25% of total revenues, for the three months ended September 30, 2004. Overall, marine product sales decreased $6,312, or 29%. Security product segment sales were $10,083 or 4% of total revenues for the three months ended September 30, 2005 compared to $44,640, or 52% of total revenues, for the three months ended September 30, 2004. Overall, security product sales decreased $34,558, or 77%. DC Transportation product segment sales were $198,628, or 89% of total revenues for the three months ended September 30, 2005 compared to $19,765, or 23% of total revenues for the three months ended September 30, 2004. Overall, DC Transportation product sales increased $178,863, or 905%. The decrease in the marine product segment sales was due to a reduction in the number of regional boat shows, and the sales volume at these shows, at which the Company participated in the quarter ended September 30, 2005. The decrease in the security products segment sales was due primarily to the cancellation of several airings on Home Shopping Network, and their decision not to restock their inventory prior to the end of the quarter ended September 30, 2005. The increase in revenues for the DC transportation product segment was due primarily from the products increased exposure generated from the length of time the product has been in the market, and a limited amount of advertising. The sales cycle for our rear vision products appears to be 6 months to one year due to the capital investment required by customers to equip entire fleets, and the requirement for field testing.

COST OF GOODS SOLD. Cost of Goods sold increased 141% from $56,680 for the three months ended September 30, 2004 to $136,529 for the three months ended September 30, 2005. As a percentage of net revenue, cost of goods sold decreased to 61% for the three months ended September 30, 2005 from 66% for the three months ended September 30, 2004. Cost of goods sold for the marine products segment decreased $2,249 or 20%, from $11,203 for the three months ended September 30, 2004 to $8,954 for the same period ended in 2005. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 52% for the three months ended September 30, 2004 to 59% for same period ended in 2005. Cost of goods sold for the security products segment decreased $26,996 or 75%, from $35,990 for the three months ended September 30, 2004 to $8,994 for the same period ended in 2005. As a percentage of revenue, cost of goods sold for the security product segment increased from 81% for the three months ended September 30, 2004 to 89% for same period ended in 2005. Cost of goods sold for the DC Transportation product segment increased $109,094 or 1150% from $9,487 for the three months ended September 30, 2004 to $118,581 for the same period ended in 2005. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment increased from 48% for the three months ended September 30, 2004 to 60% for same period ended in 2005.

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

GROSS PROFIT MARGIN. Gross profits on sales for the three months ended September 30, 2005 amounted to $87,416 or 39% of net revenues, compared to $29,271, or 34% of net revenues, for the three months ended September 30, 2004. The marine products segment contributed $6,280 and $10,343 of the total gross profit for the three months ended September 30, 2005 and 2004, respectively. The security products segment contributed $1,089 and $8,650 of the total gross profit for the three months ended September 30, 2005 and 2004, respectively. The DC Transportation products segment contributed $80,047 and $10,278 of the total gross profit for the three months ended September 30, 2005 and 2004, respectively. The gross profit percentage for the marine products segment decreased from 48% for the three months ended September 30, 2004 to 41% for the three months ended September 30, 2005. The gross profit percentage for the security products segment decreased from 19% for the three months ended September 30, 2004 to 11% for the three months ended September 30, 2005. The gross profit percentage for the DC Transportation products segment decreased from 52% for the three months ended September 30, 2004 to 40% for the three months ended September 30, 2005.

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


SALARIES AND WAGES. Salaries and Wages decreased 7% from $308,392 for the three months ended September 30, 2004 to $285,809 for the three months ended September 30, 2005. The decrease was a direct result of a reduction in the number of employees working for the Company. During the three months ended September 30, 2005 there was no stock based compensation to employees. Salary and Wages is comprised of employee wages and stock compensation.

PROFESSIONAL & CONSULTING FEES. Professional and consulting fees decreased 27% from $274,260 for the three months ended September 30, 2004 to $201,042 for the three months ended September 30, 2005. The decrease was due to a reduction in legal fees and the elimination of consulting contracts incurred prior to the restructuring process. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. During the period ended September 30, 2005, non-cash stock based compensation of $19,250 was recorded in conjunction with common shares issued to members of the Company's Board of Directors as compensation for the current year.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased 1% from $163,109 for the three months ended September 30, 2004 to $165,326 for the three months ended September 30, 2005. The increase was attributable to depreciation on new computer equipment put into service during the quarter.

RESEARCH & DEVELOPMENT. Research and development expense decreased 42% from $304,615 for the three months ended September 30, 2004, to $178,129 for the three months ended September 30, 2005. The decrease occurred for two reasons. First, during the same period ended in 2004, substantial software development fees were incurred, a project that was completed prior to the same period ended in 2005. Second, during the same period ended 2004, the Company incurred stock based compensation expenses associated with product develop, where as, the Company incurred no stock based compensation expense for the same period ended 2005. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line and new product development. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security (both analog and digital) and DC Transportation product segments. For the three months ended September 30, 2005, of the total Research & Development expenditures, $171,694 or 96% was related to the security products segment and $6,435 or 4% was related to the DC Transportation products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years.

ADVERTISING AND PROMOTIONS. Advertising and promotions decreased 18% from $37,726 for the three months ended September 30, 2004 to $30,875 for the three months ended September 30, 2005. The decrease was due directly to a decrease in print advertising for the DC transportation product segment. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES. Rent and utilities decreased 3% from $38,128 for the three months ended, September 30, 2004 to $36,965 for the three months ended, September 30, 2005. The decrease is due to the consolidation and elimination of outside storage unit rental fees. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL & ENTERTAINMENT EXPENSE. Travel & entertainment expense decreased 14% from $55,492 for the three months ended September 30, 2004 to $47,885 for the three months ended September 30, 2005. The decrease is due to new managements' implementation of budgets and efficiency guidelines pertaining to these expenses. Travel & entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking & tolls, hotels & lodging, taxis, meals, and entertainment.

ROYALTIES EXPENSE. Royalties' expense decreased 100% from $75,000 for the three months ended September 30, 2004 to $-0- for the three months ended September 30, 2005. The elimination of royalty expense relates to the termination of a licensing agreement which had previously required minimum royalty payments (See
Note 10 to the financial statements).

OTHER EXPENSES. Other expenses decreased 53% from $139,472 for the three months ended September 30, 2004 to $65,614 for the three months ended September 30, 2005. The decrease was due to a reduction in temporary labor and tele-marketing costs. Other expenses include tele-marketing, supplies, property taxes, insurance, financing fees, bank charges, temporary labor and various other expenses that are classified as miscellaneous.

LIQUIDITY & CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses, including discontinued operations, of $4,140,677, and $3,170,699 during the nine months ended September 30, 2005 and 2004, respectively. In addition, during that period, the Company has used cash of $2,244,114 and $2,812,856 in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has devoted significant efforts in the further development and marketing of products in its Security and DC Transportation Products Segments, which, while now showing improved revenues, cannot yet be considered as sufficient to fund operations for any sustained period of time.

The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation Products Segment products and (iii) ultimately the achievement of profitable operations. During the nine months ended September 30, 2005, the Company raised $800,000 from issuance of three separate notes payable (See Note 6), and $1,161,298 from the sale of common stock (See Note 8). Management is currently addressing several additional financing sources to fund operations until profitability can be achieved. However, there can be no assurance that additional financing can be obtained on conditions considered by management to be reasonable and appropriate, if at all. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

The Company is uncertain whether current financing commitments will provide enough working capital to fund operations until profitability is achieved, and may have to pursue additional financing sources during the current year. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the nine months ended September 30, 2005 the Company funded its losses from operations through the following vehicles:

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

     o On March 7, 2005, the Company executed a 90 day note payable with an institution in the amount of $200,000. The note bears an annual interest rate of 8% and was due on June 5, 2005. Subsequently, the lender has extended the due date of the note to December 31, 2005. The note is collateralized by the Company's finished goods and raw material inventory held at its Clearwater, Florida distribution center. The Company has received notification from the lender that it desires to convert the note to common stock at a price to be negotiated upon the due date of the note. (See note 6 to the financial statements).

     o During the three month period ended September 30, 2005, the Company received net proceeds of $1,161,289 from the sale of common stock through a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof.

          The offering was priced at $.063 per share, resulting in the issuance of 20,542,325 shares of common stock. In addition, investors received warrants to purchase additional 4,108,465 shares of common stock, exercisable at $.25 per share, with five year expiration. The securities underlying the offering included registration rights. (See note 8 to the financial statements).

     o On August 16, 2005, the Company executed a 90 day note payable with an institution in the amount of $400,000. The note bears an annual interest rate of 8% and was due on November 14, 2005. Subsequently, the lender extended the due date of the note to December 31, 2005. The note is collateralized by the Company's finished goods and raw material inventory held at its Clearwater, Florida distribution center. The Company has received notification from the lender that it desires to convert the note to common stock at a price to be negotiated upon the due date of the note. (See note 6 to the financial statements).

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Litigation, claims and assessment:

Satius, Inc License Agreement
On August 12th, 2005 we were served with a complaint filed in the Court of Common Pleas, Montgomery County, Pennsylvania. The action was filed by Satius, Inc. The suit alleges breach of contract involving a Licensing Agreement with Satius dated December 18, 2003 that relates to certain of the Company's analog power products. This same licensing agreement was terminated by Satius on July 10, 2004. The company has yet to file a response to the aforementioned action, having been granted and extension. However, the Company and its management believe that they are not in violation of the terminated license agreement and intend to defend the law suit vigorously. However, there can be no assurance that the Company will prevail on the merits of the case. Litigation of this matter will be expensive and will divert time and financial resources away from the Company's business. In addition, an unfavorable outcome in this matter would result in substantial harm and possibly severe damage to the Company.



Pro-Marketing of Texas
The Company was a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleged breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company contested the claim from the outset, however, in and effort to limit legal fees associated with the action, on August 18, 2005, the Company agreed to a settlement. The settlement consisted of the issuance of 150,000 shares of restricted common stock, and cash payments totaling $60,000 to be disbursed in an amount of $2,500 per month for a period of two years, commencing on August 18, 2005.

Diversified Personnel
In September 2005, the Company became a defendant in a law suit filed by Diversified Personnel in an attempt to recover approximately $8,500 in outstanding invoices related to the Company's use of temporary labor in the Company's research & development office in California prior to the restructuring of the Company in March and April of 2005. The plaintiff has extended the date for the Company to file an answer to the complaint to November 30, 2005. The extension was granted as an attempt to resolve the dispute prior to the answer date. After further review of the documentation, the Company has agreed to pay the outstanding invoices and will make payment prior to November 30, 2005; at which time the complaint will be dismissed. The amount was fully accounted for as a liability as of September 30, 2005.

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

During the three month period ended September 30, 2005, the Company received net proceeds of $1,161,289 from the sale of common stock through a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $.063 per share, resulting in the issuance of 20,542,325 shares of common stock. In addition, investors received warrants to purchase additional 4,108,465 shares of common stock, exercisable at $.25 per share, with five year expiration. The securities underlying the offering included registration rights. (See note 8 to the financial statements).

On May 17, 2005, the Company issued 2,600,000 shares of restricted common stock, valued at $211,500, to employees as part of the restructuring of management and employee employment contracts. The shares for each issuance were valued at the closing market price of the Company's common stock on the day the shares were earned or the day the issuance was granted. The entire amount was expensed during the quarter ended September 30, 2005. Of the total, 50,000 shares were valued at $.22 per share; 200,000 shares were valued at $.18 per share; and 2,350,000 were valued at $.07 per share.

On May 17, 2005, the Company issued 2,748,268 shares of restricted common stock, valued at $293,861, in conjunction with severance agreements for former officers and employees of the Company. 2,500,000 shares were issued to two former officers in accordance with negotiated severance agreements approved by the Company's Board of Directors. The shares were valued at $275,000, or $.11 per share, based on the closing market price of the Company's stock on the date the agreements were approved. An accrual for the entire amount was recorded during the quarter ended March 31, 2005 and was fully expensed during the same period and classified as restructuring expense. The remaining 248,268 shares, valued at $18,861, were issued to former employees in accordance with their separation agreements. The former employees were assigned to operational segments that were discontinued by the Company during the 1st quarter ended March 31, 2005, and therefore, the total expense was recorded during the 2nd quarter ended September 30, 2005, in the Discontinued Operations classification in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

On May 17, 2005, the Company issued 100,000 shares of restricted common stock, valued at $8,000, or $.08 per share, as payment of interest owed on a note payable issued on February 18, 2005, in accordance with the terms of the note ( see note 6 to the financial statements). The shares were valued at the closing market price of the Company's common stock on the date the note was repaid.

On August 3, 2005, the Company issued 100,000 shares of restricted common stock, valued at $7,000, or $.07 per share, to the Company's former interim Chief Executive Officer, Mark Meagher. Mr. Meagher received these shares as compensation for extending his consulting agreement for an additional 45 days. The shares were valued at the closing market price of the Company's common stock on the date they were granted.

On August 17, 2005, the Company issued 150,000 shares of restricted common stock to an entity in conjunction with the settlement of a law suit. (See note 10 to the financial statements). The shares were valued at $10,500, based on the closing market price of the Company's common stock on the date of issuance. The amount was fully expensed during the period ended September 30, 2005.

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


Signature:________________________________


Name:  __________________________________

Number of shares voted: _____________________


Item 5.     Other Information

None.

Item 6.     Exhibits

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



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Petersburg, State of Florida on November 15, 2005.


         POWERLINX, INC.


         By: /s/ MICHAEL TOMLINSON
             ----------------------------
             MICHAEL TOMLINSON
             Chief Executive Officer

         By: /s/ DOUGLAS BAUER
             ----------------------------
             DOUGLAS BAUER
             Chief Financial Officer