Form 10-K
period 2005-12-31
POWERLINX INC
filed 2006-04-18
CIK 894536

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                   (Mark one)

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                         Commission file number 0-23081

                                 POWERLINX INC.
             (Exact Name of Registrant as Specified in its Charter)

                                Nevada 50-0006815
      (State or Other Jurisdiction of (I.R.S. Employer Identification No.)
                         Incorporation or Organization)

        1700 66th Street North, Suite 300, St. Petersburg, Florida 33710
               (Address of Principal Executive Offices) (Zip Code)

                                 (727) 866-7440
                (Issuer's telephone number, including area code)

                 Securities registered pursuant to Section 12(b)
                              of the Exchange Act:

          Title of each class      Name of each exchange on which registered
          -------------------      ----------------------------------------
               None                                       None

         Securities registered under Section 12(g) of the Exchange Act:

                                 Title of class
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ||_|

Indicate by check mark whether the registrant is a large accelerated filer , an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large  Accelerate  Filer |_|  Accelerated Filer  |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price reported on the OTC Bulleting Board as of April 12, 2005 was $6,691,642.

As of April 14, 2006, there were outstanding 4,779,744 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

There is no annual report, proxy statement, or prospectus to incorporate by reference.

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                      INDEX

PART I

                                                                            Page

Item 1.        Description of Business.......................................5
Item 2.        Description of Property.......................................21
Item 3.        Legal Proceedings.............................................21
Item 4.        Submission of Matters to a Vote of Security Holders...........

                                     PART II

Item 5.        Market for the Registrant's Common Equity and
               Related Stockholder Matters...................................23
Item 6.        Selected Financial Data.......................................26
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................26
Item 7A        Quantitative and Qualitative Disclosures About Market Risk....34
Item 8.        Financial Statements..........................................F-1

                                    PART III

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................35
Item 9A.       Controls and Procedures.......................................35
Item 9B.       Other Information.............................................35
Item 10.       Management- Officers & Directors .............................35
Item 11.       Executive Compensation .......................................39
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters................41
Item 13.       Certain Relationships and Related Transactions................42
Item 14.       Principal Accountant Fees and Services........................42
Item 15.       Exhibits, Financial Statement Schedules.......................43

               Exhibits and Reports on Form 8-K..............................44

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

PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS

PowerLinx, Inc. is referred to throughout this report as "PowerLinx," "we" or "us."

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

We are a leader in the field of power line communications products (PLC). Our analog and digital power line technology is at the core of its value proposition. These two transmission technology schemes allow us to take full advantage of a number of exciting and continually expanding market segments. These market segments currently consist of vehicle viewing systems; entertainment, networking and security products. With our expertise in analog and digital systems, we have combined our technology with our extensive sourcing expertise to provide the price competitive, quality products to the market. Our products provide the reliability, cost and ease of installation that the customers want in these market segments. This focus of reliability, cost and ease of installation provides us with a competitive advantage over its competitors.

We were engaged in three product segments in 2005:

o        Security Products
o        Professional
o        Consumer
o        DC Transportation Products
o        Marine Products

The Security Products Segment develops, manufactures, markets and sells proprietary video security network devices and consumer electronic products that utilize patented technologies, licensed and owned by the Company, to retailers, commercial businesses, dealers, distributors, and original equipment manufacturers, throughout North America. The DC Transportation Products Segment develops, manufactures, markets, and sells power line rear and side vision systems for all classes and types of vehicles in the transportation industry to fleets, dealers, distributors and original equipment manufacturers throughout North America. Our Marine Products Segment develops, manufactures, markets and sells underwater video cameras, lighting and accessories principally to dealers and distributors in recreational/professional marine and fishing markets worldwide. Our Hotel/Multiple Dwelling Unit Products Segment provides power line and wireless high speed internet access and telecommunications services to primarily hotels.

SECURITY PRODUCTS SEGMENT

THE BUSINESS CONCEPT

Electrical wiring is nearly universal, present in practically every building constructed in the past century. Within the walls of a single structure, the topology of an electrical distribution system is a network of wiring which branches into every room.

The concept of Power line Communication, or PLC, was born early in the history of electrification. Scientists and engineers recognized its potential value as a channel for more than just electrical distribution. Until the arrival of transistorized circuitry, the concepts were unreachable. Once thought to be valuable only to utility companies, PLC technologies have begun to emerge in both the consumer and industrial marketplaces.

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

Business of Issuer: Security Products Segment

Through our Security Products Division, we develop, manufacture, market and sell proprietary products currently into categories within the security market. The Company defines these product lines within the security product segment as: a) Professional b) Consumer

a)       Business of Issuer: Professional

The professionally installed monitoring products group operates on analog or digital technology which allows multiple devices to transmit a single color video signal along with simultaneous bi-directional audio and control commands. This analog product group provides a more affordable price point than that of the digital products group. The digital product group has more functions. Digital video and audio can be transmitted using Broadband Internet to remote monitoring stations; monitoring stations then "look-in" to monitored properties to verify reports from alarm systems. Professional systems may also require pan, tilt and zoom


b)       Business of Issuer: Consumer

This product group is designed and targeted to the retail marketplace. The trademarked name, "SecureView," is currently the key brand identifier for this range of our analog monitoring products. The analog product group is currently being expanded to introduce additional form factors and functionality. The digital product group is targeting the high end sophisticated consumer who needs the greater functionality of this product group.

Principal products: Security

a)       Professional Power Line Security Systems
The professional products utilize analog technology. Anticipated for production in 3rd quarter of 2006, these products transmit color video, communicate bi-directionally, transmit audio, and control signals via power line carrier. The control signals allow devices to be turned on-off from a central control point. A typical system controls remote devices such as: an outdoor light fixture/camera; indoor and outdoor traditional look security cameras; doorbell camera-intercom; wall camera and desk camera. On-screen programming utilizing a standard television or video monitor, allows the user control of direct, sequential, or random viewing of any remote device. The system is self-configuring, and will recognize individual device ID's. The control module is a hand held remote control In addition to video monitoring, in Phase 2 and Phase 3 in 2007, the system is expected to allow for motion detection, dry contact (door, window switches), and glass-break sensors.

        Consumer Power Line Monitoring/Security Products

We have developed an analog surveillance camera utilizing the form factor of a common flood lamp. SecureView, the "power line camera in a light bulb," The light-bulb camera is currently retailing in two forms, one for indoor use and one for outdoor use. The outdoor model is weather resistant.. A transmitter/receiver set adaptation enables the end-user to connect most external video cameras to the PLC transmitting device, with the receiver-decoder "back end" unit identical to that of the light-bulb-camera system. The transmitter/receiver set adaptation and "raw-board" circuitry are available to qualified Original Equipment Manufacturers (OEMs) and Value Added Resellers
(VARs) within the trade, for inclusion in their own customized product offerings.

We anticipate the development of a broader suite of products to expand the functionality of the technology. We concluded that a new product design was needed to meet the demands of the retail consumer. Customer feedback dictated the need for multiple cameras, audio and on-off control features. The result will be a new power line communication product, which enables the customer to purchase, on a customized individual component basis, a complete home monitoring/security system. The new solution allows the consumer to combine a single base remote control with any combination of cameras. The remote control is designed to control up to 20 other peripherals such as floodlight and other cameras. Each of these devices can be viewed directly, in sequence, or scanned via the programmable remote controller. Initial form factor designs are expected to be completed in the 2nd quarter of 2006 to allow our sourcing team to finalize the product for tooling, dye, and prototype testing in the 3rd quarter of 2006. Packaging and final production plans are anticipated to be completed in the 3rd quarter of 2006, with the first products of this new series expected to be available to our retailers and customers by the 3rd quarter of 2006. Our anticipated consumer product line is as follows:

o        Analog Outdoor & Indoor Camera Systems MSRP $149.99 (est.)
o        Analog  Transmitter/Receiver System MSRP $139.99 (est.)
o        Analog Wall Camera  MSRP $149.99 (est.)
o        Analog Deluxe Desk Camera MSRP $1499.99 (est.)
o        Analog Remote Controller MSRP $129.99 (est.)
o        Analog Extra Decoders MSRP $49.99 (est.)
o        Analog Traditional Security Camera Look Camera MSRP $149.99(est.)

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

a)       Professional Power Line Security Systems
Consumers who seek a professional installation have security needs that require functionality not found in a typical retail security product. This is a two tiered market with mass market national security firms including Sensormatic, ADT, Tyco and Brinks garnering 28% of the market and a segmented market of nearly 14,000 plus regional and local firms accounting for the remainder of the market (As referenced by USBX Advisory Services. These professionals combine products from many suppliers to engineer security solutions for homes and small businesses.

b)       Consumer Power Line Monitoring/Security Products
The consumer market place consists of 107.7M households according to the 2004 projections of the US Census Bureau data and approximately 12M small business locations within the US according to the same data source. This consumer market place is serviced by 4 retail formats: home improvement centers; traditional hardware stores; mass retailers; and direct response through television retailers, internet and catalogs.

Distribution Methods: Security

a)       Professional Power Line Security Systems
Within the distribution hierarchy of the security products industry is a segment of systems integrators and VARs who distribute products to independent contractors and installers numbering nearly 26,000 in this highly fragmented sector as referenced in the market recap. The professional-grade products, which are based on analog power line technology, were developed to service this distribution model. PowerLinx's current strategy is to form a strategic partnership with a nationally recognized large-scale distribution entity who supplies hardware components to many of the firms in this market.

b)       Consumer Power Line Monitoring/Security Products
PowerLinx currently sells consumer products through independent retailers, mass retailers, catalogers, internet retailers and direct response TV retailers using both in-house and external manufacturer sales representatives. With the introduction of the new suite of consumer products, the PowerLinx's strategy includes seeking a distribution partner. The products will be distributed into the four retail formats via the partner's sales and distribution infrastructure. Our current customers include:

o        Catalogers: SuperCircuits; Smart Home, Heartland America,
o        Internet Retailers; Sam Club, Target, Spy Chest
o        Direct Response TV: Shop at Home Network TV; (HSN)Home Shopping Network

Competitive Business Conditions: Security

a)       Professional Power Line Security Systems
There is currently no direct competition for our power line communication products in this market. While there are hundreds of individual components available to the professional integrator, installer, and value-added reseller, most of these devices require hard-wired connections. While there are some wireless systems, they tend to be unreliable and expensive to encrypt data to eliminate eavesdropping. These connections result in additional labor cost and increased installation time. In many cases, property damage is incurred during the installation, further adding to the total cost of the project.

Our professional products group enables these installers, integrators, and VARs to provide the same solutions without structural modification for cabling, and virtually eliminates the risk of property damage resulting from installation. The average cost of a 3-4 camera professionally installed system is $2,000 -$3,000.

b)       Consumer Power Line Monitoring/Security Products
Consumers within the home or small business marketplace make purchase decisions based on 3 critical product attributes. These are: first, the product must perform well within their environment; second, it must be extremely easy to install; and third, it must be affordable. Competition in the consumer marketplace exists in two areas; first, the hard- wired systems, and secondly, in the over-the-air "wireless" category. The hard-wired competitors meet 2 of the 3 key product attributes (performance and price), but are extremely difficult to install. For this reason retailers and mass merchandisers have realized that products with complex installation procedures may not "stay sold," since many do-it-yourselfers lack the technical skill necessary to successfully install the product. In the mass retail channel, many wired system "package deals" have been attempted with marginal success. The "wireless" competitors also meet 2 of the 3 critical attributes (ease of installation and price affordability), but performance is typically poor and the video signal is transmitted to anyone who has a receiver. Nevertheless, the consumer marketplace is increasingly price driven, with a flood of low-performance, low-cost products creating downward pressure on retail prices. The retail pricing for hard-wired and wireless products ranges from $49.99 to $299.99.

Sources and Availability:

There are no known shortages of any parts or components for any of the Company's existing product or for new products that are currently in the research and development stage.


INTELLECTUAL PROPERTY: SECURITY PRODUCTS SEGMENT

Intellectual Property to be Protected

PowerLinx has developed over 20 pieces of technology during the last two years. This technology has the potential for patient protection. The company will protect these inventions prior to manufacturing products using the technology.

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

Dependence on one or a few major customers: All Security Product Categories

Although we serve a large and varied group of customers, Home Shopping Network comprised 72% of Security Products Segment net revenues for the 2005 fiscal year, and 29% of our overall revenues.

DC TRANSPORTATION PRODUCTS SEGMENT

The Business:  DC Transportation

The Transportation Products Division develops, manufactures, markets and sells vehicular vision systems that enhance driver awareness. These systems are distributed and sold under the trademark Zone Defense" Rearview applications of video cameras are not new in the trucking industry; it is a proven fact that the use of video cameras to fill in "blind spots" to the sides and rear of trucks will reduce the risk of damage. In the waste hauling industry, where rear vision camera systems have been used for more than a decade, insurance data shows a significant reduction in backup accidents. Until now, rear cameras have been very limited in the split frame vehicles. This is because, traditional video solutions require dedicated cables routed between the camera and the cab.

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

In addition to our power line products, we have added a full line of accident avoidance products to expand our presence in the markets in which we compete. These include rear vision systems using traditional hard wired technology, in various configurations, and sensors and recorders.

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

Distribution Methods: Transportation

There are two distribution methods used to service this market place: the first, direct to end-user; the second, to nationally known industry providers at the OEM, distributor, and dealer levels in the industry. In the first method, direct to end-user, the Company provides a complete system tailored to an individual fleet or manufacturer. The Company has identified key customers who collectively represent and estimated ten percent of the class 3-8 trucks registered in America. The Company is focusing its direct to end-user marketing to primary customers including the following:

     o Current: Ryder, Sysco, McKenzie Tank Lines, McLane Trucking Wallis Oil, Sitton Trucking, MBM Food Distributors, Fedex Custom Critical,Mercer Trucking American Tire Corp

The Company has a sales and marketing staff focusing on the 7.2M units in the recreational-vehicle segment. The customer base includes OEM's, catalogers and distributors:

     o    Current: Forest River, Forester and Lexington Lines
     o    Distributors: Tri Star, RDK

In the second method, the Company sells its technology to OEMs, distributors and dealers at the national level which encompasses the entire 92.9M truck, 1.0M bus, and 20.1M trailer markets. In this type of application, the reseller completes the system from its inventory of products (i.e., cameras, monitors, and recorders). Current customers include:

     o    OEM's: Kentucky Trailer Morgan and A.M. Haire (Truck body builders)

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

Since they all share the common design constraint of cabling, these systems are problematic in two areas: First, the installation and ongoing maintenance costs of the dedicated cable; and second, tractor-trailers and towed recreational vehicles require a new "umbilical" cable which, is costly and maintenance-intensive. Power line Vision System(TM) technology eliminates the dedicated cable by utilizing existing DC conductors, saving on both installation and maintenance. Fleets may also retro-fit the PLVS(TM) technology to vehicles already equipped with cabled systems from other suppliers.

Sources and Availability: Transportation

There are no known shortages of any parts or components for any of the Company's existing products or new products that are currently in the research and development stage.

Dependence on one or a few major customers: All Security Product Categories

Although we serve a large and varied group of customers, two customers comprised 60% of DC Transportation Products Segment net revenues for the 2005 fiscal year, and 30% of our overall revenues.

Intellectual Property: DC Transportation Products Segment

We hold exclusive rights to the following trademarks relevant to the DC Transportation Products Segment:

         FED TM   Zone Defense (Trademark)           9/13/05
         FED TM   Eyeball Design (Zone Def logo)     10/11/05

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

Principal Markets: Marine

The PowerLinx suite of SeaView(TM) underwater video products are sold into both the recreational/professional marine and fishing markets. In the recreational marine market, typical customers are boaters, anglers, and treasure hunters. On the professional end of the market, customers include; professional law enforcement, rescue, and recovery divers; commercial fisherman, surveyors, contractors, and boatyards. Our products are also used for marine education and research, including environmental and conservation groups. Governmental entities at the local, state, and national levels also utilize underwater cameras in primarily the same applications. The recreational/professional marine markets combined were estimated at $2.03B in 2003 by the National Marine Manufacturers Association. The fishing market for 2003 as estimated by the American Sport fishing Association is $116B with nearly 44M anglers in the US. And, according to ASA, 20% of the anglers reside in California, Florida, and Texas which represents the primary saltwater markets and 14% reside in Michigan and Minnesota representing the primary freshwater market. The patented torpedo designs of PowerLinx's SeaView(TM) cameras eliminate virtually all competition in the saltwater fishing market because the design is sturdy, robust, and trollable without adding additional components the competition uses which may or may not work.


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

Dependence on one or a few major customers: Marine

No marine products segment customer, or group of customers under common control, represented sales equal to 10% or more of consolidated net revenues for the year ended December 31, 2005.

                                  SEGMENT DATA

See "Note 3" to the financial statements and Management's Discussion & Analysis included elsewhere herein for financial information about out reportable segments.

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


RECENT DEVELOPMENTS

AUDIO PRODUCTS SEGMENT

*(Reporting of this segment will begin during fiscal year ended December 31, 2006.)

The Business Concept

As stated above, electrical wiring is nearly universal, present in practically every building constructed in the past century. Within the walls of a single structure, the topology of an electrical distribution system is a network of wiring which branches into every room.

The concept of Power line Communication, or PLC, was born early in the history of electrification. Scientists and engineers recognized its potential value as a channel for more than just electrical distribution. Until the arrival of transistorized circuitry, the concepts were unreachable. Once thought to be valuable only to utility companies, PLC technologies have begun to emerge in both the consumer and industrial marketplaces.

Home entertainment systems have gained broad acceptance. These systems generally rely on dedicated cabling to distribute the audio to rooms in the home for listening.

Installation of cabling is beyond the capability of many homeowners and is a dirty and time consuming task. It is also disruptive to the structure. Installation of cables requires drilling holes and sometimes cutting into the residential structure. Frequently cables have to be "fished" up and down inside of walls and run through the attic or basement, provided access is available. This work is frequently contracted to installers at great expense.

RF Wireless systems transmit audio through the air from the audio source to remote speakers. This technology has been in existence for decades but has gained very limited acceptance due to unreliable quality.

Business of Issuer: Audio Products Segment

Through the PowerLinx Audio Products Division, we have developed, and will manufacture, market and sell and or license proprietary technology and products in the audio accessories segment of the home entertainment market.

The Audio Product group was formed in the fall of 2003 as a result of discussions with a major manufacturer of home entertainment systems. Upon understanding PowerLinx technical capability to transmit audio over the existing electrical lines in a home or small office, this manufacturer indicated a strong an interest in licensing the technology. The manufacturer stated that approximately 75% or the rear speakers in a surround sound system are either never installed by the end user and are installed in the front of the room near the audio source. The manufacturers stated reason for this is the difficulty of installing the dedicated cabling to the rear speakers.

In addition to the surround sound application the manufacturer also expressed interest in being able to market a product that allows the end user to install remote speakers in any room in the home without installing dedicated cabling.

PowerLinx audio technology enables both of these applications. The technology can be built into a surround sound system. The end user would simply plug the PowerLinx receiver module into a standard electrical outlet on the rear wall of the room and plug the speakers into the receiver.

A PowerLinx audio transmitter can be used to transmit the audio from almost any audio device, over the existing electrical wiring in the home, to receiver units and speakers in up to 6 rooms. The PowerLinx audio works with home entertainment systems, receivers, amplifiers, iPods, MP3 players and home computers.

Principal Markets: Audio Transmitter/Receiver

The Home Audio Component and System Market is a primary target for our Power Line Audio Technology. Our strategy is to license our technology to OEMs for inclusion in their products. This market was $3 Billion at the manufacturing level in the USA alone in 2004. Twelve million systems were sold in 2004. Assuming an average system cost of $250, if PowerLinx can penetrate only 25% of this market (3MM units) at our target licensing fee of $4.00, the company will generate over $12MM per year in licensing revenue from power line audio in the USA alone.

Twenty-four percent of U.S. online households now have digital surround sound systems. "Extremely low priced Home Theater In a Box (HTIB) systems have expanded the market and made surround sound systems broadly affordable," said Jupiter Research Senior Analyst Avi Greengart. "However, we found that 47% of consumers planning to buy surround sound systems are planning to spend $1,000 to $5,000 on home theater products over the next 12 months. Consumers have clear feature and brand preferences that vendors can address to move consumers into higher priced, more profitable products." [Jupiter Research, August 2004] The market for home theater systems has grown so large that there are over 190 manufacturers of home theater systems in China alone. [MarketResearch.com, August 2004] Home Component Audio and Home Audio System sales at the manufacturing level in the United States grew to $3 Billion, +11% vs. YAG in 2004. [Consumer Electronics Association, February 2005]

Another major market is the personal music device and home computer market. The accessory market for iPods alone is over $1B per year. Speakers and docking stations account for 42% or $420MM of the total. Sales will easily soar beyond $1B in 2006. (Source St, Petersburg Times, February 27, 2006) iPods have become the audio source of choice for a substantial portion of the population. iPod users in ever greater numbers wish to listen to music from their iPod on speakers in addition to earphones. PowerLinx technology will enable an iPod user to plug their iPod into a PowerLinx Audio Transmitter and listen to the music in up to 6 rooms using PowerLinx Audio Receivers and a pairs of speakers. The PowerLinx Audio technology transmits and receives audio from MP3 players and computers as well. Most music for iPods and MP3 players is downloaded and stored on a personal computer then transferred to the iPod or MP3.

Sources and Availability

There are no known component shortages for the audio product.

Employees

As of April 14, 2006 we employ 17 people. During the year ended December 31, 2005 we employed as many as 30 employees and employed 17 people as of December 31, 2005. We also have commissioned sales arrangements with several manufacturer's Sales Representatives, all operating as independent contractors, servicing all channels of distribution

ITEM 1A. RISK FACTORS

Risks Related to Our Business
-----------------------------

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

The Company has incurred operating losses, including discontinued operations, of $5,848,754, and $5,151,079 during the year ended December 31, 2005 and 2004, respectively. In addition, during that period, the Company has used cash of $3,001,236 and $4,244,961 in its operating activities, and has a net working capital deficiency of $559,748 at December 31, 2005. We expect to continue to incur significant operating expenses as we maintain our current line of power-line products and continue research and development toward new advance power-line technologies. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

OUR FAILURE TO RESPOND TO RAPID CHANGE IN THE MARKET FOR INDUCTION RADIO FREQUENCY SYSTEMS COULD CAUSE US TO LOSE REVENUE AND HARM OUR COMPETITIVE POSITION.

Our future success will depend significantly on our ability to develop and market new products that keep pace with technological developments and evolving industry standards for technology that enables video, audio, and data transmission over the power line. Our delay or failure to develop or acquire technological improvements, adapt our products to technological changes or provide technology that appeals to our customers may cause us to lose customers and may prevent us from generating revenue which could ultimately cause us to cease operations.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED.

We believe that our available short-term assets, investment income and recently obtained funding will be sufficient to meet our operating expenses and capital expenditures through the end of fiscal year 2006. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of our technology and products.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control. These factors include the following, as well as others discussed elsewhere in this section:

-- how and when we introduce new products and services and enhance our existing products and services;

-- our ability to attract and retain new customers and satisfy our customers' demands;

-- the timing and success of our brand-building and marketing campaigns;

-- our ability to establish and maintain strategic relationships;

-- our ability to attract, train and retain key personnel;

-- the emergence and success of new and existing competition;

-- varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure, domestically and internationally, including the hiring of new employees;

-- changes in the mix of products and services that we sell to our customers;

-- costs and effects related to the acquisition of businesses or technology and related integration; and

-- costs of litigation and intellectual property protection.

In addition, because the market for our products and services is relatively new and rapidly changing, it is difficult to predict future financial results.

For these reasons, you should not rely on period-to-period comparisons of our financial results, if any, as indications of future results. Our future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated March 17, 2006, our independent auditors stated that the accompanying financial statements were prepared assuming that the Company will continue as a going concern. However, we have incurred operating losses, including discontinued operations, of $5,848,754, and $5,151,079 during the year ended December 31, 2005 and 2004, respectively. In addition, during that period, we have used cash of $3,001,236 and $4,244,961 in our operating activities. Subsequent to December 31, 2005, we did secure $3,100,000 of additional financing and converted $1,373,933 of otherwise short term obligations to long term debt. While the proceeds of this financing will significantly our liquidity difficulties, the ability of us to sustain our operations for a reasonable period without further financing cannot be assured.

We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. The going concern uncertainty modification in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE HAVE A FEW PROPRIETARY RIGHTS, THE LACK OF WHICH MAY MAKE IT EASIER FOR OUR COMPETITORS TO COMPETE AGAINST US.

We attempt to protect our limited proprietary property through copyright, trademark, trade secret, nondisclosure and confidentiality measures. Such protections, however, may not preclude competitors from developing similar technologies. Any inability to adequately protect our proprietary technology could harm our ability to compete.

Our future success and ability to compete depends in part upon our proprietary technology and our trademarks, which we attempt to protect with a combination of patent, copyright, trademark and trade secret laws, as well as with our confidentiality procedures and contractual provisions. These legal protections afford only limited protection and are time-consuming and expensive to obtain and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

WE ARE BEING INVESTIGATED BY THE SECURITIES & EXCHANGE COMMISSION

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

Before any final determination was made with regard to the aforementioned investigation, the Staff notified the Company that it wanted to review additional documentation. This request pertained to a purchase contract the Company entered with Universal General Corporation, LLC (UGC), on September 17, 2004 and the subsequent shipment of products to UGC on November 15, 2004. The Company has, through its counsel, fully cooperated with this additional request, and has provided the documents and financial information sought. In addition, certain current and former officers and employees have provided testimony and/or interviews to the Staff with regard to UGC. The Company has been advised by the Staff that the investigations of both items are complete, and the Company anticipates that the Commission will render a decision in this matter in the relatively near future.

RISKS RELATING TO OUR CURRENT FINANCING AGREEMENT:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES DUE MAY 22, 2008, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of April 12, 2006, we had 4,779,744 shares of common stock issued and outstanding, and outstanding options and warrants to purchase additional 300,104 shares of common stock. In the offering pursuant to this registration statement, the selling stockholders may sell up to 3,622,618 shares of common stock and 2,898,094 shares of common stock underlying warrants.

RISKS RELATED TO OUR COMMON STOCK:

OUR HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK MAY CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

The public market for our common stock has historically been very volatile. Since we changed the focus of our business from marine products to power line communication (plc) products on December 31, 2001 and through the fiscal year ended December 31, 2005, the market price for our common stock has ranged from $1.35 to $0.03. Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and
     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and
     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

USE OF PROCEEDS

This prospectus relates to shares of our common stock that may be offered and sold from time to time by the selling stockholders. We will not receive any proceeds from the sale of shares of common stock in this offering.

WE HAVE NOT PAID CASH DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY CASH DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR STOCK.

We have never paid cash dividends on our stock and do not anticipate paying cash dividends on our stock in the foreseeable future. The payment of cash dividends on our stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay cash dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

ITEM 2.  DESCRIPTION OF PROPERTY.

Since mid-December 2004 our corporate facility has been located in St. Petersburg, Florida, and consists of approximately 7,652 square feet of executive office space at a base monthly rental fee of $8,290. We signed a 39 month lease on December 14, 2004. The lease contained a early termination clause which we executed on October 22, 2005. We will be moving our corporate headquarters during May of 2006. The decision to execute the early termination provision was to enable the Company to downsize to a smaller and less expensive facility to meet budgetary requirements. The current office space was not being fully utilized due the reduction of employees as a result of the implementation of our restructuring plan completed in the 2nd quarter of 2005.

We also leased space in Myrtle Beach, South Carolina where our Hotel and Multiple Dwelling Unit business was located prior to discontinuing this business unit. This lease was for a 12 month period ending May 31, 2005 at the rate of $2,200 per month. The lease was terminated on May 31, 2005.

We also lease space in Clearwater, Florida, on a month-to-month basis, for its Distribution and Warranty & Repair Center. The monthly rent is $1,275.

We also lease space in Concord, California, to house our Research and Development operations. This lease is for a three year period beginning May 1, 2004, and ending April 30, 2007. The monthly rent is $1877.05.

ITEM 3.  LEGAL PROCEEDINGS.

Litigation, claims and assessment:

Satius, Inc License Agreement

On August 12th, 2005 we were served with a complaint filed in the Court of Common Pleas, Montgomery County, Pennsylvania. The action was filed by Satius, Inc. The suit alleges breach of contract involving a Licensing Agreement with Satius dated December 18, 2003 that relates to certain of the Company's analog power products. This same licensing agreement was terminated by Satius on July 10, 2004. The suit remains in the discovery phase and as of the filing of this document, a hearing to dismiss the case is currently scheduled for May 3, 2006. No hearing is currently scheduled for the motion for preliminary injunction. The Company and its management believe that they are not in violation of the terminated license agreement and intend to defend the law suit vigorously. However, there can be no assurance that the Company will prevail on the merits of the case. Litigation of this matter will be expensive and will divert time and financial resources away from the Company's business. In addition, an unfavorable outcome in this matter would result in substantial harm and possibly severe damage to the Company.

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

Diversified Personnel

In September 2005, the Company became a defendant in a law suit filed by Diversified Personnel in an attempt to recover approximately $8,500 in outstanding invoices related to the Company's use of temporary labor in the Company's research & development office in California prior to the restructuring of the Company in March and April of 2005. The plaintiff received a judgment in December 2005, and the Company is paying the outstanding balance in installments.

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

Before any final determination was made with regard to the aforementioned investigation, the Staff notified the Company that it wanted to review additional documentation. This request pertained to a purchase contract the Company entered with Universal General Corporation, LLC (UGC), on September 17, 2004 and the subsequent shipment of products to UGC on November 15, 2004. The Company has, through its counsel, fully cooperated with this additional request, and has provided the documents and financial information sought. In addition, certain current and former officers and employees have provided testimony and/or interviews to the Staff with regard to UGC. The Company has been advised by the Staff that the investigations of both items are complete, and the Company anticipates that the Commission will render a decision in this matter in the relatively near future.

ITEM 4. SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 20, 2005, The Board of Directors resolved to adopt pursuant to sections
78.320 and 78.390 of the Nevada Revised Statutes to amend the Company's certificate of incorporation to increase the authorized amount of capital stock from 260,000,000 shares to 430,000,000 shares, and to elect Myles Gould and Brad Gould to the Board of Directors, under Class I and for a term expiring at the annual meeting of shareholders held in the third (3rd) year following the year of their election; in accordance with the Company's bylaws. These resolutions were passed by a majority vote of the Company's shareholders based on a record date of May 25, 2005, and on November 11, 2005 the Company amended the 4th Article of Incorporation with the state of Nevada.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On March 22, 2006, the Company effectuated a 1 for 50 reverse stock split of its common stock, and our common stock then commenced trading on the OTC Bulletin Board under the new symbol "PWNX". Prior to the reverse stock split and as a result of changing our name to PowerLinx, Inc. on December 10, 2003 we were quoted on the OTC Bulletin Board under the symbol "PWLX". Prior to December 2003, our common stock was quoted on the OTC Bulletin Board under the symbol "SEVU".

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                            Low ($)            High ($)
                                            -------           --------

2005

First Quarter                               .09               .26
Second Quarter                              .06               .12
Third Quarter                               .06               .10
Fourth Quarter                              .03               .07

2004

First Quarter                               .17               .40
Second Quarter                              .16               .26
Third Quarter                               .12               .38
Fourth Quarter                              .19               .31


Holders

As of April 14, 2006 we had approximately 6,800 holders of our common stock. The number of record holders was determined from the records of our transfer agent and from requested DTC reports that included beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Island Stock Transfer, Inc., located at 100 Second Avenue South, 300N, St. Petersburg, Florida 33701.

Dividends

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

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

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

This 2003 Stock Option Plan is intended to attract and retain the best available personnel for positions with PowerLinx, Inc. or any of its subsidiary corporations (collectively, the "Company"), and to provide additional incentive to such employees and others to exert their maximum efforts toward the success of the Company. The above aims will be effectuated through the granting of certain stock options. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options there under. The plan is administered by the Board of Directors.

Recent Issuances of Unregistered Securities

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

On August 17, 2005, the Company issued 150,000 shares of restricted common stock to an entity in conjunction with the settlement of a law suit. (See note 10 to the financial statements). The shares were valued at $10,500, based on the closing market price of the Company's common stock on the date of issuance. The amount was fully expensed during the period ended December 31, 2005.

On November 2, 2005, the Company issued 4,200,000 shares of common stock to class participants in conjunction with the settlement of a class action law suit in May of 2003 (See Note 8 "Litigation Settlement").

On January 17, 2006, the Company issued 1,800,000 shares of common stock to plaintiffs various attorneys in conjunction with the settlement of a class action law suit in May of 2003 (See Note 8 "Litigation Settlement").

On January 17, 2006, the Company issued 1,100,000 shares of restricted common stock to lenders as payment of financing fees, in lieu of cash, in accordance with the note payable terms (See Note 9 "Notes Payable").

On February 22, 2006, the Company issued 20,651,411 shares of common stock in conjunction with a private equity offering for the sale of common stock exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $.0225 per share, and the Company received gross proceeds, before issuance costs of $464,657.

On March 7, 2006, the Company issued 500,000 shares of restricted common stock to employees for compensation. The stock was valued at $18,000, or $.03 per share, based on the closing market price of the Company's common stock on the date of grant; December 16, 2005.

On March 16, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), with several accredited investors (collectively the "Purchasers"), under which the Company agreed to issue and sell to the Purchasers in a private placement up to $4,473,933 aggregate principal amount of convertible debentures ("Debentures"), including $1,373,933 of existing debt being converted into the Debentures, and warrants to purchase common stock (the "Warrants") for an aggregate of up to $3,100,000 (the "Proceeds"). All the closing conditions have been satisfied on March 23, 2006, and as a result of several disbursements pursuant to the Purchase Agreement, the Company received a total aggregate amount of the Proceeds of $3,100,000 disbursed to the Company, net of certain expenses.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Index Oil and Gas Inc. or executive officers of Index Oil and Gas Inc., and transfer was restricted by Index Oil and Gas Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the twelve months ended December 31, 2005, 2004 and 2003 and the balance sheet data at December 31, 2005 and 2004 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 2001 and the balance sheet data at December 31, 2002 and 2001 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

                                                                  For the Years Ending December 31

                                                          2005         2004         2003         2002         2001
Consolidated Statements of Operations Data:
Revenues                                               $ 1,271,046  $ 1,010,520  $ 1,372,044  $   704,641   $   732,401
Operating expenses:                                      5,601,918    5,343,100    3,365,996    3,899,388     3,175,287
Stock-based compensation - research and development        106,084      114,002      145,400            -             -
General and administrative                                       -            -            -            -             -
Stock-based compensation - general and administrative            -            -            -            -             -
Loss from operations                                    (5,257,284)  (4,955,840)  (2,954,265)  (3,900,591)   (2,821,218)
Other income                                                (1,130)           -      (42,117)           -             -
Interest expense                                          (133,614)      (3,509)  (1,027,445)    (384,925)            -
Net loss applicable to common shareholders            $ (5,848,754) $(5,151,079) $(4,023,827) $(4,285,516)  $ 2,829,836
Net loss per common share - basic and diluted         $      (1.55) $     (1.73) $     (2.57) $     (6.31)  $     (6.68)
Weighted average number of common shares
   outstanding, basic and diluted                        3,776,744    2,980,452    1,556,174      678,342       423,872


                                                                           As of December 31,

                                                          2005         2004         2003         2002         2001
Consolidated Balance Sheet Data:
Cash and cash equivalents                             $    255,293  $    497,663  $    160,157  $      5,364   $     5,233
Total assets                                             1,961,600     3,394,291     2,497,626     2,167,295     3,135,692
Total current liabilities                                1,744,024     1,313,875     1,391,505     1,958,932       980,969
Accumulated deficit during development stage           (25,793,465)  (19,944,711)  (14,793,632)  (10,769,805)   (6,484,289)
Total stockholders' equity (deficit)                  $   (925,386) $  2,052,181  $  1,106,121  $    208,363   $ 2,154,723

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

Our 2005 fiscal year ending December 31, was one of significant change for our Company. As reported one year ago in our annual report on Form 10-KSB for our year ending December 31, 2004; the Company initiated, under the initial direction of our Board of Directors, a significant restructuring plan beginning in March of 2005, that encompassed changes in management, business operations and strategic direction. Upon the resignation of our Chief Executive Officer and our President & Chief Operating Officer, the Board hired an independent management consultant to review our operational focus, allocation of financial and staffing resources, and organizational structure. After a 30 day engagement and submission of his recommendations; he was retained by the Board as the interim Chief Executive Officer until the Board could conclude its search for a new executive officer.

On May 17, 2005, the Board appointed Michael Tomlinson as our new Chief Executive Officer. Mike joined PowerLinx in February of 2004, and brings a successful track record along with extensive sales, marketing, product development, business reengineering and general management experience, having served over 25 years with HavaTampa Cigar, Lenox Brands, PepsiCo (18 yrs.) and Proctor and Gamble. Mike held the office of Vice-President or Senior Vice-President with these companies for 16 years.

Another significant addition to our management team was the hiring of Roger Roy as Vice President of Consumer Sales and Marketing. Roger has a successful career in marketing consumer products to companies such as Wal-Mart, Sam's Club and many other leading retailers where we seek to sell PowerLinx products.

Led by our re-organized team, the primary objectives of our restructuring plan were to reduce expenses, focus resources on our core power line technology, and make strategic changes in our business model that would take advantage of licensing and outsourcing opportunities.

As a result, we closed three business units during the second quarter of 2005, to better focus resources against PowerLinx power line communications technology. We closed the Hotel/MDU integrator/installer business, eliminated the government sector sales department and shut down its telemarketing operation. These units made up our Hotel/MDU Products Segment and the operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of operations for all periods presented.

We also narrowed our 2005/2006 research and development effort and are focusing on products that work within homes and small offices, where the power grid is much less complex. The lesser complexity in these structures requires less engineering to create marketable technology and suitable products. This focus is consistent with our strategy, as revised during the restructuring, to focus on uses of the company's technology that are the fastest to market yet appeal to large markets with correspondingly greater revenue opportunities. In addition, we have reengineered this department creating project plans and timelines for each technology and product in the pipeline. This effort has resulted in the acceleration of moving work through the pipeline and provided confidence that we will have new technology and products to the market in the 3rd and 4th quarters of 2006. These estimated release dates are based on the most recent project plan timelines and risks associated with engineering new technology and certain external influences, such as regulatory approvals or component availability, have been factored in but may shorten or lengthen time to market by several weeks.

To remain consistent with our plan to focus resources on developing power line communication technology and products, and reduce expenses, we have outsourced our manufacturing to IC Intracom and they have delivered the first shipment of goods manufactured in Asia.

In addition, we revised our expenditure budgets during the 2nd quarter of 2005 with the goal of reducing expenses on a run rate of $1 million annually. Although we were burdened with $600,000 of restructuring costs for the year ended December 31, 2005, and elevated salary expenses during the 1st and 2nd quarters of 2005 until the downsizing was completed, our operating expenses for the year ended December 31, 2005 increased by only 5% over the same period ended in 2004. More significant is that we reduced the amount of cash used in our operating activities by $1.2 million for the year ended December 31, 2005 compared to the same period ended for 2004.

Net revenues increased 26% from $1,010,520 for the year ended December 31, 2004 to $1,271,046 for the year ended December 31, 2005. The year was highlighted by record sales to Home Shopping Network in our Security Products Segment and significant growth in revenues in our DC Transportation Products segment.

Revenues in the DC transportation products segment increased 108% from $306,472 for the period ended December 31, 2004 to $636,903 for the period ended December 31, 2005. We made several advancements in this product segment relating to product additions and customer acquisitions, including the adoption of "Zone Defense" as the Company's rear vision product line brand name; and have secured the federal trademarks. In addition, we expanded our marketing approach to position our DC Transportation products segment as a complete rear vision and accident avoidance business rather than a power line only business. A major component of this positioning was the addition to our product line a suite of six new "hard wired" systems to compliment our PLC technology, along with video recorders and sensor technology. Some of our customer fleets have a wide variety of vehicle types. The customers wish to use both power line and hard wired technologies.

Despite that in management's opinion that we successfully met all the objectives of our restructuring plan, we remained undercapitalized for a large portion of the year. We were forced to conserve cash, especially in the 4th quarter, while spending a significant amount of management's resources in an effort to raise the appropriate amount of capital to execute our business plan. These circumstances negatively impacted us in several other areas. We lost out on new customer acquisitions and revenue opportunities due to a concern by these entities as to the viability of our Company; and had a difficult time financing the proper inventory levels which led to significantly reduced revenues during the 4th quarter ended December 31, 2005. More importantly, we were forced to scale back on our Research & Development engineering efforts which extended out the completion dates of our new product by a couple of months.

Subsequent Events

However, working with institutional investors since October of 2005, we were able to secure the proper amount of capital to allow us to execute our business plan. On March 16, 2006 we entered into a Securities Purchase Agreement with several institutions and accredited investors, under which we agreed to issue and sell to the Purchasers in a private placement up to $4,473,933 aggregate principal amount of convertible debentures, including $1,373,933 of existing debt being converted into the Debentures, and warrants to purchase common stock for an aggregate of up to $3,100,000 in proceeds. All the conditions for closing have been met and we had received all proceeds from the transaction as of March 29, 2006. For a more detailed description of the terms and conditions, see Note 17 , or refer to the Company's current reports filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006 and April 7, 2006.


Results of Operations

         Segment Information

                                                     Year Ended December 31, 2005

                                           Security         Marine         DC Trans
                                           Products        Products        Products         Total

Net revenue                               $ 505,922       $ 128,221      $ 636,903      $1,271,046
Cost of sales                             $ 449,644        $ 94,626      $ 382,142       $ 926,412
Gross profit                               $ 56,278        $ 33,595      $ 254,761       $ 344,634
Research and development:
         Stock based                      $ 106,084             $ -            $ -       $ 106,084
         Other                            $ 506,598             $ -       $ 35,145       $ 541,743

                        Total R & D       $ 612,682             $ -       $ 35,145       $ 647,827


                                                    Year Ended December 31, 2004

                                       Security         Marine         DC Trans
                                       Products        Products        Products         Total
Net revenue                               $ 492,398       $ 211,650      $ 306,472      $1,010,520
Cost of sales                             $ 377,105       $ 107,485      $ 138,670       $ 623,260
Gross profit                              $ 115,293       $ 104,165      $ 167,802       $ 387,260
Research and development:
         Stock based                      $ 114,002             $ -            $ -       $ 114,002
         Other                            $ 475,679             $ -       $ 31,036       $ 506,715

                        Total R & D       $ 589,681             $ -       $ 31,036       $ 620,717




                                                    Year Ended December 31, 2003

                                       Security             Marine          DC Trans
                                       Products            Products         Products          Total

Net revenue                               $ 640,589        $ 373,568        $ 357,886       $1,372,044
Cost of sales                             $ 689,347        $ 183,352        $  87,614       $  960,314
                                   --------------------------------------------------------------------
Gross profit                              $ (48,758)       $ 190,216        $ 270,272       $  411,730
Research and development:
         Stock based                      $ 145,400        $       -        $       -       $  145,400
         Other                            $  23,360        $       -        $  37,499       $   60,859
                                   --------------------------------------------------------------------

                       Total R & D        $ 168,760              $ -         $ 37,499        $ 206,259

RESULTS OF OPERATIONS

Reclassifications:

Certain reclassifications have been made to prior year balances to conform to the current year presentation, including reclassifications for discontinued operations (See Note 16 to the financial statements).

See Note 3 to the financial statements for additional segment reporting.

YEAR ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

NET REVENUE. Net revenue increased 26% from $1,010,520 for the year ended December 31, 2004 to $1,271,046 for the year ended December 31, 2005. Marine product segment sales were $128,221 or 10% of total revenues for the year ended December 31, 2005 compared to $211,650, or 21% of total revenues, for the year ended December 31, 2004. Overall, marine product sales decreased $83,429, or 39%. Security product segment sales were $505,922 or 40% of total revenues for the year ended December 31, 2005 compared to $492,398, or 49% of total revenues, for the year ended December 31, 2004. Overall, security product sales increased $13,524, or 3%. DC Transportation product segment sales were $636,903, or 50% of total revenues for the year ended December 31, 2005 compared to $306,472, or 30% of total revenues for the year ended December 31, 2004. Overall, DC Transportation product sales increased $330,431, or 108%. The decrease in the marine product segment sales was due to a reduction in the number of regional boat shows, and the sales volume at these shows, at which the Company participated in the period ended December 31, 2005. The growth in the security products segment is due primarily to the increase in sales volume from on air sales on Home Shopping Network. The increase in revenues for the DC transportation product segment was due primarily to aggressive selling efforts and customer acceptance that the Company will have a long-term presence in the industry moving forward The sales cycle for our rear vision products appears to be 6 months to one year due to the capital investment required by customers to equip entire fleets, and the requirement for field testing.


COST OF GOODS SOLD. Cost of Goods sold increased 49% from $623,260 for the year ended December 31, 2004 to $926,412 for the year ended December 31, 2005. As a percentage of net revenue, cost of goods sold increased to 73% for the year ended December 31, 2005 from 62% for the year ended December 31, 2004. Cost of goods sold for the marine products segment decreased $12,859 or 12%, from $107,485 for the year ended December 31, 2004 to $94,626 for the same period ended in 2005. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 51% for the year ended December 31, 2004 to 74% for same period ended in 2005. Cost of goods sold for the security products segment increased $72,539 or 19%, from $377,105 for the year ended December 31, 2004 to $449,644 for the same period ended in 2005. As a percentage of net revenue, cost of goods sold for the security product segment increased from 77% for the year ended December 31, 2004 to 89% for same period ended in 2005. Cost of goods sold for the DC Transportation product segment increased $243,472 or 176% from $138,670 for the year ended December 31, 2004 to $382,142 for the same period ended in 2005. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment increased from 45% for the year ended December 31, 2004 to 60% for same period ended in 2005.

The increase in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by product mix. The increase in the cost of goods sold as a percentage of net revenues for the security products segment was driven primarily by pricing concessions made to Home Shopping Network to improve on air product sales volumes, and product returns which are a standard occurrence in their business model. The increase in the cost of goods sold as a percentage of net revenues for the DC Transportation product segment was due to the implementation of a distributor pricing structure in lieu of direct sale pricing.

GROSS PROFIT MARGIN. Gross profits on sales for the year ended December 31, 2005 amounted to $344,634 or 27% of net revenues, compared to $387,260, or 38% of net revenues, for the year ended December 31, 2004. The marine products segment contributed $33,595 and $104,165 of the total gross profit for the year ended December 31, 2005 and 2004, respectively. The security products segment contributed $56,278 and $115,293 of the total gross profit for the year ended December 31, 2005 and 2004, respectively. The DC Transportation products segment contributed $254,761 and $167,802 of the total gross profit for the year ended December 31, 2005 and 2004, respectively. The gross profit percentage for the marine products segment decreased from 49% for the year ended December 31, 2004 to 26% for the year ended December 31, 2005. The gross profit percentage for the security products segment decreased from 23% for the year ended December 31, 2004 to 11% for the year ended December 31, 2005. The gross profit percentage for the DC Transportation products segment decreased from 55% for the year ended December 31, 2004 to 40% for the year ended December 31, 2005.

The decrease in the gross profit as a percentage of net revenues for the marine products segment was driven primarily by product mix. The decrease in the gross profit as a percentage of net revenues for the security products segment was driven primarily by pricing concessions made to Home Shopping Network to improve on air product sales volumes, and product returns which are a standard occurrence in their business model. The decrease in the gross profit as a percentage of net revenues for the DC Transportation product segment was due to the implementation of a distributor pricing structure in lieu of direct sale pricing.


SALARIES AND WAGES. Salaries and Wages increased 18% from $1,379,377 for the year ended December 31, 2004 to $1,631,967 for the year ended December 31, 2005. The increase was due to two factors. First, the Company implemented a restructuring plan during the first quarter ended March 31, 2005 that resulted in a significant decrease in the number of employees who had been hired prior to the end of the fiscal year ended December 31, 2004. The restructuring plan was not completed until May of 2005, resulting in significantly higher salary and wage costs during the first four months of 2005. Second, during the year ended December 31, 2005, non-cash stock based compensation of $286,500 was recorded for the issuance of common stock to employees in conjunction with previous and restructured employment contracts. Salary and Wages is comprised of employee wages and stock compensation.

PROFESSIONAL & CONSULTING FEES. Professional and consulting fees decreased 6% from $1,081,749 for the year ended December 31, 2004 to $1,022,118 for the year ended December 31, 2005. The decrease was due to a decrease in legal fees from attorneys handling the Company's matters with the Securities & Exchange Commission and the Company's management restructuring. However, this decrease was offset by account fees incurred for the preparation of the Company's tax returns. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. During the year ended December 31, 2005, non-cash stock based compensation of $77,000 was recognized in conjunction with common shares issued to members of the Company's Board of Directors as compensation for the current year.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization increased 2% from $653,391 for the year ended December 31, 2004 to $666,124 for the year ended December 31, 2005. The increase was attributable to the purchase of patents in January 2004 and the signing of two software license agreements, on December 31, 2003 and August 4, 2004 with On2 Technologies, Inc. for the use of its proprietary CODEC software for enhancing the video transmission in the Company's new digital power-line products.

RESEARCH & DEVELOPMENT. Research and development expense increased 4% from $620,717 for the year ended December 31, 2004, to $647,827 for the year ended December 31, 2005. The increase was attributable to increased funding for the development of the Company's new analog and digital consumer security systems. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line and new product development. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security (both analog and digital) and DC Transportation product segments. For the year ended December 31, 2005, of the total Research & Development expenditures, $612,682 or 95% was related to the security products segment, $35,145 or 5% was related to the DC Transportation products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years.

ADVERTISING AND PROMOTIONS. Advertising and promotions decreased 31% from $254,065 for the year ended December 31, 2004 to $174,501 for the year ended December 31, 2005. The decrease was due directly to a decrease in print advertising for the DC transportation product segment. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES. Rent and utilities increased 29% from $156,079 for the twelve months ended, December 31, 2004 to $201,033 for the twelve months ended, December 31, 2005. The increase is due to the Company's expansion of its corporate office space and warehouse space in Florida. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL & ENTERTAINMENT EXPENSE. Travel & entertainment expense decreased 26% from $280,681 for the year ended December 31, 2004 to $208,667 for the year ended December 31, 2005. The decrease was attributed to the Company's restructuring plan implemented in the 1st quarter of 2005, which involved budgeting, a general downsizing of the sales staff, and the elimination of commuting travel associated with a former officer. Travel & entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking & tolls, hotels & lodging, taxis, meals, and entertainment.

ROYALTIES EXPENSE. Royalties' expense decreased 100% from $225,000 for the year ended December 31, 2004 to $-0- for the year ended December 31, 2005. The elimination of royalty expense relates to the termination of a licensing agreement which had previously required minimum royalty payments (See Note 12 to the financial statements).

OTHER EXPENSES. Other expenses decreased 39% from $598,359 for the year ended December 31, 2004 to $366,500 for the year ended December 31, 2005. The decrease was due primarily to reductions in telemarketing and temporary labor expenses. Other expenses include tele-marketing, supplies, property taxes, insurance, financing fees, bank charges, temporary labor and various other expenses that are classified as miscellaneous.

RESTRUCTURING CHARGES. Restructuring charges amounted to $598,286. The charges were attributable to severance expenses related to the departure of two officers of the Company during the quarter ended March 31, 2005. The amount also includes $37,073 in legal fees associated with those separation agreements, and $10,213 in consulting fees and travel expenses paid to a consultant hired to oversee the restructuring plan. The severance expenses include cash payments of $276,000 to be paid over a 24 month period commencing in April 2005, and the issuance of 2.5 million shares of the Company's common stock, valued at $275,000 as of March 31, 2005 (See Note 7 to the financial statements).

LIQUIDITY & CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses, including discontinued operations, of $5,848,754, and $5,151,079 during the year ended December 31, 2005 and 2004, respectively. In addition, during that period, the Company has used cash of $3,001,236 and $4,244,961 in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has devoted significant efforts in the further development and marketing of products in its Security and DC Transportation Products Segments, which, while now showing improved revenues, cannot yet be considered as sufficient to fund operations for any sustained period of time.

The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation Products Segment products and (iii) ultimately the achievement of profitable operations. During the year ended December 31, 2005, the Company raised $1,390,000 from issuance of various separate notes payable, $1,362,357 from the sale of common stock, and $133,824 from the exercise of warrants. Subsequent to December 31, 2005, the Company did secure $3,100,000 of additional financing and converted $1,373,933 of otherwise short term obligations to long term debt (See Note 17). While the proceeds of this financing will significantly mitigate the Company's liquidity difficulties, the ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the year ended December 31, 2005 the Company funded its losses from operations through the following vehicles:

o On February 18, 2005, the Company executed a 30 day note payable with an individual in the amount of $200,000. Under the terms, the lender received 100,000 shares of the Company's restricted stock, along with registration rights, in lieu of any cash interest payments. The Company repaid $100,000 of the note prior to the March 17, 2005 due date, and the lender extended the due date on the remaining principal until April 16, 2005. The Company repaid the note in full during April 2005.

o On March 7, 2005, the Company executed a 90 day note payable with an institution in the amount of $200,000. The note bears an annual interest rate of 8% and was due on June 5, 2005. Subsequently, the lender has extended the due date of the note to December 31, 2005. The note is collateralized by the Company's finished goods and raw material inventory held at its Clearwater, Florida distribution center. The Company has received notification from the lender that it desires to convert the note to common stock at a price to be negotiated upon the due date of the note (See Note 9 "Notes Payable").

o During the three month period ended June 30, 2005, the Company received net proceeds of $1,161,289 from the sale of common stock through a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $.063 per share, resulting in the issuance of 20,542,325 shares of common stock. In addition, investors received warrants to purchase additional 4,108,465 shares of common stock, exercisable at $.25 per share, with five year expiration. The securities underlying the offering included registration rights. (See note 11 "Stockholders Equity).

o On August 16, 2005, the Company executed a 90 day note payable with an institution in the amount of $400,000. The note bears an annual interest rate of 8% and was due on November 14, 2005. Subsequently, the lender extended the due date of the note to December 31, 2005. The note is collateralized by the Company's finished goods and raw material inventory held at its Clearwater, Florida distribution center. The Company has received notification from the lender that it desires to convert the note to common stock at a price to be negotiated upon the due date of the note (See Note 9 "Notes Payable").

o During the three month period ended December 31, 2005, the Company received net proceeds of $249,103 from the sale of common stock through a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $.0225 per share, resulting in the issuance of 11,904,581 shares of common stock. The securities underlying the offering included registration rights. (See note 11 "Stockholders Equity).

o On October 7, 2005, the Company received proceeds of $200,000 by executing a 90 day unsecured note payable with an accredited investor. In lieu of cash for interest, the lender will receive 320,000 shares of restricted common stock, and a cash payment of $25,000, both due upon the expiration date of the note (See Note 9 "Notes Payable").

o On November 11, 2005, the Company received proceeds of $133,824 for the exercise 2,676,471 of warrants for shares of common stock, at $.05 per share, by an institution. As approved by the Board of Directors, the warrants were re-priced from and exercise price of $.50 per share to $.05 per share.

o On November 23, 2005, the Company received proceeds of $75,000 by executing three separate 45 day unsecured notes payable with a Director of the Company, and two of his family members. In lieu of cash for interest, each lender will receive four shares of restricted common stock for each dollar loaned. The notes are convertible to common stock at the discretion of the lender (See Note 9 "Notes Payable").

o On December 21, 2005, the Company received proceeds of $200,000 by executing three separate 45 day unsecured notes payable with various institutions and accredited investors. In lieu of cash for interest, each lender will receive four shares of restricted common stock for each dollar loaned. The notes are convertible to common stock at the discretion of the lender (See Note 9 "Notes Payable").

o On December 23, 2005, the Company executed a 45 day note payable with an institution in the amount of $190,000. The note bears an annual interest rate of 8% and was due on February 4, 2006. The note is collateralized by the Company's finished goods and raw material inventory held at its Clearwater, Florida distribution center. The Company has received notification from the lender that it desires to convert the note to common stock at a price to be negotiated upon the due date of the note (See Note 9 "Notes Payable").


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

Recent Accounting Pronouncements:

See "Note 14" to the attached financial statements.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable


ITEM 8.    FINANCIAL STATEMENTS.

The full text of our audited consolidated financial statements as of December 31, 2005 and 2004 and for the fiscal years ended December 31, 2005, 2004 and 2003, begins on page F-1 of this Annual Report on Form 10-K.

                                 POWERLINX, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated financial statements and footnotes:

Report of Aidman, Piser & Company, P.A.                                     F-2

Consolidated balance sheets as of December 31, 2005 and 2004                F-3

Consolidated statements of operations, years ended December
   31, 2005, 2004 and 2003                                                  F-4

Consolidated statements of stockholders' equity (deficit),
   years ended December 31, 2005, 2004 and 2003                             F-5

Consolidated statements of cash flows, years ended
   December 31, 2005, 2004 and 2003                                         F-7

Notes to consolidated financial statements                                  F-9

             Report of Independent Registered Public Accounting Firm

The Board of Directors
PowerLinx, Inc.

We have audited the accompanying consolidated balance sheets of PowerLinx, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerLinx, Inc. as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and has used significant cash in its operating activities. As a result, the Company has negative working capital and a stockholders' deficit at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
March 17, 2006, except for Note 16, as to
            which the date is March 29, 2006

                                 POWERLINX, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                                                                               2005               2004
                                                                                         -----------------  -----------------
                                     ASSETS

Current Assets:
        Cash and cash equivalents                                                               $ 255,293          $ 497,663
        Accounts receivables, net                                                                 157,221            282,480
        Employee advances                                                                          31,161             51,930
        Inventories                                                                               589,495            913,467
        Prepaid expenses and other current assets                                                 134,519             48,990
        Assets of discontinued operations                                                          16,588            137,904
                                                                                         -----------------  -----------------
              Total current assets                                                              1,184,276          1,932,434

Intangible assets, net                                                                            555,411          1,124,479
Deposits                                                                                           18,460             40,334
Property and equipment, net                                                                       203,453            297,044
                                                                                         -----------------  -----------------
        Total assets                                                                           $1,961,600         $3,394,291
                                                                                         =================  =================


                 LIABILIITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
        Accounts payable                                                                        $ 834,559          $ 528,961
        Accrued expenses                                                                          467,825            164,912
        Accrued severance payable, current portion                                                112,500                  -
        Deferred revenue                                                                                -            173,483
        Due to related parties                                                                          -             60,151
        Current maturities of notes payable                                                        22,942              1,765
        Litigation settlement                                                                      90,000            300,000
        Other current liabilities                                                                  61,070                  -
        Liabilities of discontinued operations                                                    155,128             84,603
                                                                                         -----------------  -----------------
              Total current liabilities                                                         1,744,024          1,313,875
Accrued severance payable, less current portion                                                    34,500
Notes payable, less current maturities                                                          1,108,462             28,235
                                                                                         -----------------  -----------------

              Total liabilities                                                                 2,886,986          1,342,110
                                                                                         -----------------  -----------------

Commitments and contingencies (Note 12)

Stockholders's equity (deficit):
        Series A convertible preferred stock, $1.00 par value; authorized                         534,730            776,519
            5,000,000 shares; shares issued and outstanding;
            (606,408 - 2005; 1,211,016 -2004)
        Common stock, $.001 par value, authorized 8,000,000                                         4,008            172,646
            shares; issued (4,008,142 - 2005; 3,452,923 - 2004)
            outstanding (3,998,670 - 2005; 3,443,451 - 2004)
        Additional paid-in capital                                                             24,617,098         21,335,484
        Treasury stock, at cost, 9,472 shares                                                    (287,757)          (287,757)
        Accumulated deficit                                                                   (25,793,465)       (19,944,711)
                                                                                         -----------------  -----------------
        Total stockholders' equity (deficit)                                                     (925,386)         2,052,181
                                                                                         -----------------  -----------------
              Total liabilities and stockholders' equity (deficit)                             $1,961,600         $3,394,291
                                                                                         =================  =================

                 See notes to consolidated financial statements.

                                 POWERLINX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Year Ended
                                                                                        December 31,
                                                    ---------------------------------------------------------------
                                                           2005                  2004                  2003
                                                    -------------------    ------------------    ------------------
Net revenue                                                $ 1,271,046           $ 1,010,520           $ 1,372,044
Cost of goods sold                                             926,412               623,260               960,314
                                                    -------------------    ------------------    ------------------

                 Gross profit                                  344,634               387,260               411,731
                                                    -------------------    ------------------    ------------------

Operating expenses:
         Salaries and wages                                  1,631,967             1,379,377             1,134,470
         Professional and consulting fees                    1,022,118             1,081,749               443,492
         Depreciation and amortization                         666,124               653,391               547,581
         Research and development                              647,827               620,717               206,259
         Advertising and promotions                            174,501               254,065               111,367
         Rent and utilities                                    201,033               156,079               110,348
         Provision for doubtful accounts                        84,896                93,682                     -
         Travel and entertainment                              208,667               280,681               148,973
         Royalty expense                                             -               225,000               240,000
         Other expenses                                        366,500               598,359               423,506
         Restructuring expense                                 598,286                     -                     -
                                                    -------------------    ------------------    ------------------

                 Total operating expenses                    5,601,918             5,343,100             3,365,996
                                                    -------------------    ------------------    ------------------

Loss from operations                                        (5,257,284)           (4,955,840)           (2,954,265)

Interest expense, net                                         (133,614)               (3,509)           (1,027,445)

Loss on debt extinguishment                                   (275,000)                    -                     -

Other expense                                                   (1,130)                    -               (42,117)
                                                    -------------------    ------------------    ------------------

Loss before discontinued operations                         (5,667,028)           (4,959,349)           (4,023,827)

Loss from discontinued operations                             (181,726)             (164,422)                    -
                                                    -------------------    ------------------    ------------------

Net loss                                                    (5,848,754)           (5,123,771)           (4,023,827)
                                                    -------------------    ------------------    ------------------

Preferred stock dividends                                            -               (27,308)                    -
                                                    -------------------    ------------------    ------------------

Loss applicable to common stockholders                    $ (5,848,754)         $ (5,151,079)         $ (4,023,827)
                                                    ===================    ==================    ==================

Net  loss per common share, basic and diluted:
         Continuing operations                                 $ (1.50)              $ (1.66)              $ (2.57)
         Discontinued operations                                 (0.05)                (0.07)                    -
                                                    -------------------    ------------------    ------------------
                                                               $ (1.55)              $ (1.73)              $ (2.57)
Weighted average common shares
    outstanding, basic and diluted                           3,776,744             2,980,452             1,565,174

                 See notes to consolidated financial statements.

                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2003


                                                Common Stock
                                       ------------------------------  Additional
                                                                         Paid-In        Treasury
                                           Shares          Amount        Capital          Stock
                                       ---------------  ------------- --------------- --------------
Balances, January 1, 2003                  37,739,685       $ 37,740     $11,364,844     $ (277,757)

Net loss                                            -              -               -              -

Conversion of debentures
  to equity                                45,748,151         45,748         808,558              -

Beneficial conversion feature                       -              -         295,277              -

Issuance of stock to employees
  and directors                               167,000            167          16,933              -

Issuance of stock for services
  and royalties                             4,698,500          4,698         236,119              -

Issuance of stock in connection
  with distribution agreement                 500,000            500          24,500              -

Issuance of stock in connection
  with asset purchases and
  licensing agreements                      1,568,750          1,569         365,931              -

Issuance of stock for financing fees          704,350            704          41,388              -

Issuance of stock for liabilities             425,883            425         145,388              -

Sales of common stock                      40,939,568         40,940       2,170,973              -

Equity units subscribed                             -              -               -              -

Repurchase of treasury stock, at cost               -              -               -        (10,000)

Exercise of employee options                  346,000            346          16,954              -

Warrants issued for financing fees                  -              -          15,963              -

Warrants issued in connection with debt             -              -          34,517              -

Exercise of common stock warrants           3,000,000          3,000         297,000              -

Amortization of unearned restricted
  stock compensation                                -              -               -              -
                                       ---------------  ------------- --------------- --------------

Balances, December 31, 2003               135,837,887      $ 135,837     $15,834,345     $ (287,757)
                                       ===============  ============= =============== ==============

                 See notes to consolidated financial statements.

                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2003

                                         Unearned
                                        Restricted        Stock         Equity
                                          Stock       Subscription      Units        Accumulated
                                        Compensation   Receivable     Subscribed        Deficit          Total
                                       ----------------------------- -------------- ---------------- --------------
Balances, January 1, 2003                 $ (146,659)           $ -            $ -    $ (10,769,805)     $ 208,363

Net loss                                           -              -              -       (4,023,827)    (4,023,827)

Conversion of debentures
  to equity                                        -              -              -                -        854,306

Beneficial conversion feature                      -              -              -                -        295,277

Issuance of stock to employees
  and directors                                    -              -              -                -         17,100

Issuance of stock for services
  and royalties                                    -              -              -                -        240,817

Issuance of stock in connection
  with distribution agreement                      -              -              -                -         25,000

Issuance of stock in connection
  with asset purchases and
  licensing agreements                             -              -              -                -        367,500

Issuance of stock for financing fees               -              -              -                -         42,092

Issuance of stock for liabilities                  -              -              -                -        145,813

Sales of common stock                              -         (3,250)             -                -      2,208,663

Equity units subscribed                            -              -        250,000                -        250,000

Repurchase of treasury stock, at cost              -              -              -                -        (10,000)

Exercise of employee options                       -              -              -                -         17,300

Warrants issued for financing fees                 -              -              -                -         15,963

Warrants issued in connection with debt            -              -              -                -         34,517

Exercise of common stock warrants                  -              -              -                -        300,000

Amortization of unearned restricted
  stock compensation                         117,237              -              -                -        117,237
                                       -------------- -------------- -------------- ---------------- --------------

Balances, December 31, 2003                $ (29,422)      $ (3,250)     $ 250,000    $ (14,793,632)   $ 1,106,121
                                       ============== ============== ============== ================ ==============

                 See notes to consolidated financial statements.



                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2004





                                             Common Stock    Additional
                              ------------------------------
                                                               Paid-In       Treasury
                                  Shares         Amount        Capital         Stock
                              -------------- -------------- -------------- --------------
Balances, January 1, 2004       135,837,887      $ 135,837   $ 15,834,345     $ (287,757)

Net loss                                  -              -              -              -

Preferred stock dividends                 -              -              -              -

Sales of common stock, net of
  costs of $102,341              25,510,604         25,510      3,378,399              -

Issuance of stock to employees
  and directors                   1,312,500          1,313        251,062              -

Issuance of stock
  to consultants                  1,405,897          1,406        298,174              -

Issuance of stock for patents       441,176            441        149,559              -

Issuance of stock and warrants
  under Equity Unit Offering,
  net of costs of $119,997          456,380            456         95,327              -

Issuance of warrants
  to consultants                          -              -         53,747              -

Issuance of warrants
  for trademark                           -              -          9,925              -

Issuance of stock for liability
  due to related party              392,157            392         49,608              -

Issuance of stock in cashless
  exercise of warrants              794,483            794           (794)             -

Issuance of stock for
  software license                2,224,000          2,224        309,136              -

Conversion of Series A Preferred
  shares to common stock          3,779,648          3,780        829,441              -

Issuance of stock for
 liabilities                        491,398            491         77,557              -

Adjustment                                -              2             (2)             -

Amortization of unearned
  restricted stock compensation           -              -              -              -
-------------------------------------------- -------------- -------------- --------------

Balances, December 31, 2004     172,646,130      $ 172,646   $ 21,335,484     $ (287,757)
============================================ ============== ============== ==============

                 See notes to consolidated financial statements.

                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2004

                                            Unearned                                                     Series A
                                           Restricted       Stock         Equity                        Convertible
                                             Stock       Subscription     Units        Accumulated      Preferred
                                          Compensation    Receivable    Subscribed       Deficit          Stock         Total
                                         ----------------------------- ------------- ----------------  ------------- -------------
Balances, January 1, 2004                     $ (29,422)     $ (3,250)    $ 250,000    $ (14,793,632)           $ -    $1,106,121

Net loss                                              -             -             -       (5,123,771)             -    (5,123,771)

Preferred stock dividends                             -             -             -          (27,308)             -       (27,308)

Sales of common stock, net of
  costs of $102,341                                   -         3,250             -                -              -     3,407,159

Issuance of stock to employees
  and directors                                       -             -             -                -              -       252,375

Issuance of stock
  to consultants                                      -             -             -                -              -       299,580

Issuance of stock for patents                         -             -             -                -              -       150,000

Issuance of stock and warrants
  under Equity Unit Offering,
  net of costs of $119,997                            -             -      (250,000)               -      1,609,740     1,455,523

Issuance of warrants
  to consultants                                      -             -             -                -              -        53,747

Issuance of warrants
  for trademark                                       -             -             -                -              -         9,925

Issuance of stock for liability
  due to related party                                -             -             -                -              -        50,000

Issuance of stock in cashless
  exercise of warrants                                -             -             -                -              -             -

Issuance of stock for
  software license                                    -             -             -                -              -       311,360

Conversion of Series A Preferred
  shares to common stock                              -             -             -                -       (833,221)            -

Issuance of stock for
 liabilities                                          -             -             -                -              -        78,048

Adjustment                                            -             -             -                -              -             -

Amortization of unearned
  restricted stock compensation                  29,422             -             -                -              -        29,422
--------------------------------         --------------- ------------- ------------- ----------------  ------------- -------------

Balances, December 31, 2004                         $ -           $ -           $ -    $ (19,944,711)     $ 776,519    $2,052,181
================================         =============== ============= ============= ================  ============= =============


                 See notes to consolidated financial statements.


                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2005



                                                      Common Stock        Additional
                                    ----------------------------------
                                                                            Paid-In
                                         Shares            Amount           Capital
                                    ----------------  ----------------  ----------------
Balances, January 1, 2005               172,646,130         $ 172,646      $ 21,335,484

Net loss                                          -                 -                 -

Issuance of stock to consultants            150,000               150            13,350

Issuance of stock to employees and
   directors                              6,548,268             6,548           650,813

Conversion of Series A Preferred
   shares to common stock                 1,096,800             1,097           240,692

Issuance of stock for interest
     payment                                100,000               100             7,900

Issuance of stock for financing fees        392,549               393            27,082

Litigation settlement                       150,000               150            10,350

Issuance of stock for private equity
  offering, net of $132,877 issuance
  costs                                  20,542,325            20,542         1,140,747

Issuance of common stock in
   settlement of liabilities              4,200,000             4,200           205,800

Proceeds of exercise of warrants          2,676,471             2,676           131,148

Issuance of stock for private equity
  offering, net of $67,485 issuance
  costs                                  11,904,581            11,905           189,163

Beneficial conversion option
  associated with convertible debt                -                 -           448,170

1 for 50 reverse stock split           (216,398,982)         (216,399)          216,399
                                    ----------------  ----------------  ----------------

Balances, December 31, 2005               4,008,142           $ 4,008      $ 24,617,098
                                    ================  ================  ================

                 See notes to consolidated financial statements.

                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2005

                                                                            Series A
                                                                          Convertible
                                       Treasury         Accumulated        Preferred
                                         Stock            Deficit            Stock             Total
                                    ----------------  ----------------   ---------------   ---------------
Balances, January 1, 2005                $ (287,757)    $ (19,944,711)        $ 776,519       $ 2,052,181

Net loss                                          -        (5,848,754)                -        (5,848,754)

Issuance of stock to consultants                  -                 -                 -            13,500

Issuance of stock to employees and
   directors                                      -                 -                 -           657,361

Conversion of Series A Preferred
   shares to common stock                         -                 -          (241,789)                -

Issuance of stock for interest
     payment                                      -                 -                 -             8,000

Issuance of stock for financing fee               -                 -                 -            27,475

Litigation settlement                             -                 -                 -            10,500

Issuance of stock for private equit
  offering, net of $132,877 issuanc
  costs                                           -                 -                 -         1,161,289

Issuance of common stock in
   settlement of liabilities                      -                 -                 -           210,000

Proceeds of exercise of warrants                  -                 -                 -           133,824

Issuance of stock for private equit
  offering, net of $67,485 issuance
  costs                                           -                 -                 -           201,068

Beneficial conversion option
  associated with convertible debt                -                 -                 -           448,170

1 for 50 reverse stock split                      -                 -                 -                 -
                                    ----------------  ----------------   ---------------   ---------------

Balances, December 31, 2005              $ (287,757)    $ (25,793,465)        $ 534,730        $ (925,386)
                                    ================  ================   ===============   ===============

                 See notes to consolidated financial statements.

                                 POWERLINX, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                               Year Ended December 31,
                                                                             2005                2004                2003
                                                                      ------------------  ------------------  -----------------
Issuance of common stock for liabilities                              $          210,000  $           78,048  $         145,813
                                                                      ==================  ==================  =================

Conversion of convertible debentures to common stock,
   including $295,277 of beneficial conversion feature                $                   $                   $       1,149,583
                                                                      ==================  ==================  =================

Issuance of common stock in connection with
   Distributorship agreement                                          $                   $                   $          25,000
                                                                      ==================  ==================  =================

Issuance of common stock for financing fees                           $           27,478  $                   $          42,092
                                                                      ==================  ==================  =================

Issuance of common stock warrants for financing fees                  $                   $                   $          15,963
                                                                      ==================  ==================  =================

Issuance of common stock warrants in connection with debt             $                   $                   $          34,517
                                                                      ==================  ==================  =================

Issuance of common stock for intangible assets
   and property and equipment                                         $                   $                   $         180,000
                                                                      ==================  ==================  =================

Conversion of vendor debt and accrued payroll
   to equity units                                                    $                   $          260,520  $
                                                                      ==================  ==================  =================

Conversion of equity units subscribed to
   equity units issued                                                $                -  $          250,000  $
                                                                      ==================  ==================  =================

Deferred finance costs funded through proceeds from
   convertible debentures                                             $                   $                   $          66,724
                                                                      ==================  ==================  =================

Issuance of common stock for licensing rights                         $                   $          311,360  $         187,500
                                                                      ==================  ==================  =================

Issuance of common stock for patents                                  $                   $          150,000  $
                                                                      ==================  ==================  =================

Issuance of common stock warrants for trademark                       $                   $            9,925  $
                                                                      ==================  ==================  =================

Issuance of common stock for amounts due to related parties           $                   $           50,000  $
                                                                      ==================  ==================  =================

Purchase of property and equipment financed with note payable         $                   $           30,000  $
                                                                      ==================  ==================  =================


                          OTHER CASH FLOWS INFORMATION

Cash paid for taxes                                                                   -   $               -   $               -
                                                                      ==================  ==================  =================

Cash paid for interest                                                                -   $               -   $          22,460
                                                                      ==================  ==================  =================

                 See notes to consolidated financial statements.

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003



1.   Business and organization:

     PowerLinx, Inc. ("PowerLinx" or the "Company"), a Utah Corporation, is engaged in three product segments. The Marine Products Segment markets and sells underwater video cameras, lighting and accessories principally to retail sporting goods businesses throughout the United States. The Security Products Segment develops, markets, licenses, and sells proprietary power line video security devices and consumer electronic products to retailers, governmental agencies, commercial businesses, and original equipment manufacturers, throughout the United States. The DC Transportation Products Segment develops and sells power line rear and side vision systems for all classes of vehicles in the transportation industry to distributors and original equipment manufacturers throughout the United States. A fourth business segment, the Hotel/MDU (Multi-dwelling unit) Products Segment was discontinued in March of 2005 (See Note 15-Discontinued Operations).

2.   Liquidity and management's plans and significant accounting policies:

     Liquidity and management's plans:

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses, including discontinued operations, of $5,848,754, and $5,151,079 during the years ended December 31, 2005 and 2004, respectively. In addition, during those periods, the Company has used cash of $3,001,236 and $4,244,961, respectively in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has devoted significant efforts in the further development and marketing of products in its Security and DC Transportation Products Segments, which, while now showing improved revenues, cannot yet be considered sufficient to fund operations for any sustained period of time.

     The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation Products Segment products and (iii) ultimately the achievement of profitable operations. During the year ended December 31, 2005, the Company raised $1,390,000 from issuance of various separate notes payable, $1,362,357 from the sale of common stock, and $133,824 from the exercise of warrants. Subsequent to December 31, 2005, the Company did secure $3,100,000 of additional financing and converted $1,373,933 of otherwise short term obligations to common stock (See Note
     17). While the proceeds of this financing will significantly mitigate the Company's liquidity difficulties, the ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured. The financial statements do not include any adjustments that might arise as a result of this uncertainty. See Item 7 of this Annual Report on Form 10-K, (Overview) for management's plans regarding operations in 2006.

     Significant Accounting Policies:

     Principles of consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiary. All intercompany accounts have been eliminated in the preparation of the consolidated financial statements.

     Revenue recognition:

     Revenue is recognized when the earnings process is complete and the risks and rewards of ownership of the product, including title, have been transferred to the customer, which is generally considered to have occurred upon delivery of the product to the customer's premises. Shipping costs, which have been nominal, are billed to the customer and are included as a component of cost of goods sold. Returns are provided for as reductions of revenue based upon the Company's historical return experience.

2. Liquidity and management's plans and significant accounting policies (continued):

     Cash and cash equivalents:

     The  Company   considers  all  highly  liquid   instruments  with  original
     maturities of three months or less to be cash equivalents for financial statement purposes. Cash on deposit exceeds federally insured limits of $100,000 per financial institution.

     Accounts receivable and allowance for doubtful accounts:

     Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs continuing credit evaluations of customers' financial condition, but does not require collateral.

     Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are written off to bad debt expense. The allowance for doubtful accounts contains a general accrual for remaining possible bad debts. The allowance for doubtful accounts at December 31, 2005 and 2004 were $105,189 and $86,429 respectively. Based on the information available, management believes that the allowance for doubtful accounts as of December 31, 2005 is adequate. However, actual write-offs might exceed the recorded allowance.

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

     Intangible assets:

     Intangible assets are stated at cost and consist of purchased technology licenses; trademarks and incremental costs to acquire patents on internally developed technologies (also see research and development, below).
     Amortization is calculated on the straight-line method over estimated useful lives of the technologies, not to exceed legal or contractual provisions. Currently the intangible assets are being amortized over estimated useful lives of five years with the exception of trademarks which have indeterminate useful lives. The Company evaluates each reporting period whether the events and circumstances continue to support an indefinite life for trademarks. Additionally, the carrying value of trademarks is reviewed for impairment annually or whenever events or changes in circumstances indicate that the historical cost-carrying value may no longer be appropriate. This review is performed in the same manner as that performed on long-lived assets (see below).

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

2. Liquidity and management's plans and significant accounting policies (continued):

     Financial instruments:

     Financial instruments consist of cash and cash equivalents, accounts receivable, and trade payables and notes payable. As of December 31, 2005 the fair values of these instruments approximated their respective carrying values, with the exception of notes payable. The estimated fair value of notes payable approximated $1,300,000 at December 31, 2005.

     Concentrations:

     Accounts receivable are concentrated in the security products industry and credit losses have been within management's expectations. Although the Company serves a large and varied group of customers, one customer accounted for 29% of total revenue for the year ended December 31, 2005.

     The Company's product assembly is dependent upon the operations of two primary labor suppliers, one of which is outside the United States. At December 31, 2005, approximately $4,500 of the Company's inventory was held off-site at these locations. If the Company should lose these suppliers of assembly servicing there could be a disruption in the operations of the Company. The Company is in the process of securing alternative sources of these services.

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

     The following table reflects supplemental financial information related to stock-based employee compensation, as required by Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure

                                                                                  2005                2004               2003
                                                                           ------------------  -----------------   -----------------
       Net loss, as reported                                               ($      5,848,754)  ($     5,123,771)   ($     4,023,827)
                                                                           ==================  =================   =================
       Employee stock-based compensation, as reported                      $         657,361   $        252,375     $             -
                                                                           ==================  =================    ================
       Employee stock-based
                  compensation (fair value method)                         ($        657,361)  ($      252,375)    ($       238,200)
                                                                           ==================  =================   =================
       Pro-forma net loss under fair value method                          ($      5,848,754)  ($     5,123,771)   ($     4,262,027)
                                                                           ==================  =================   =================

       Loss per common share, as reported                                  ($           1.55)  ($          1.73)   ($          2.57)
       Pro forma loss per common share
         under fair value method                                           ($           1.55)  ($          1.73)   ($          2.73)
                                                                           ==================  =================   =================

2. Liquidity and management's plans and significant accounting policies (continued):

     The above table reflects the unaudited pro forma effects on net loss and loss per common share had the Company applied the fair value measurement method to its employee stock-based compensation. The Black Scholes fair value model was used for this purpose. The estimated time to expiration was estimated at the full term of the options; volatility was estimated to be102%; and the risk free rate of return was 4%. In all instances, the Company used trading market values on the grant date for the fair value of the common shares.

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

     Segment information:

     The Company accounts for its three reportable segments using the management approach, which focuses on disclosing financial information that the Company's Chief Decision Making Officer ("CDMO") uses to make decisions about the Company's operating matters. The three reportable segments utilize the Company's operating assets equally. Therefore, information about assets and depreciation is excluded from the segment information used by management and provided in Note 3, below.

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

     During March 2006, the Board of Directors approved a 1 for 50 reverse common stock split. All share and per share amounts have been retroactively restated in the accompanying financial statements.

2. Liquidity and management's plans and significant accounting policies (continued):

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

3.   Segment information:


     The Company operates in three identifiable industry segments. The Marine Products Segment markets and sells underwater video cameras, lighting and accessories principally to retail sporting goods businesses throughout the United States. The Security Products Segment develops, markets, licenses, and sells proprietary power line video security devices and consumer electronic products; to retailers, governmental agencies, commercial businesses, and original equipment manufacturers, throughout the United States. The DC Transportation Products Segment develops and sells power line rear and side vision systems for all classes of vehicles in the transportation industry to distributors and original equipment manufacturers throughout the United States. The Company had a fourth segment, the Hotel/MDU (Multi-dwelling unit) Products Segment, but its operations were discontinued in March of 2005 as part of the restructuring of the Company's management and operations. The operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of operations for all periods presented. The Company's facilities and other assets are not distinguished among the identifiable segments. Other financial information about the Company's segments is as follows:

                                                       Year Ended December 31, 2005

                                          Security          Marine          DC Trans
                                          Products         Products         Products          Total
Net revenue                               $ 505,922        $ 128,221        $ 636,903       $1,271,046
Cost of sales                             $ 449,644         $ 94,626        $ 382,142        $ 926,412
Gross profit                               $ 56,278         $ 33,595        $ 254,761        $ 344,634
Research and development:
         Stock based                      $ 106,084              $ -              $ -        $ 106,084
         Other                            $ 506,598              $ -         $ 35,145        $ 541,743

                       Total R & D        $ 612,682              $ -         $ 35,145        $ 647,827


3.   Segment information (continued):


                                                    Year Ended December 31, 2004

                                       Security         Marine         DC Trans
                                       Products        Products        Products         Total
Net revenue                               $ 492,398       $ 211,650      $ 306,472      $1,010,520
Cost of sales                             $ 377,105       $ 107,485      $ 138,670       $ 623,260
                                    ---------------------------------------------------------------
Gross profit                              $ 115,293       $ 104,165      $ 167,802       $ 387,260
Research and development:
         Stock based                      $ 114,002             $ -            $ -       $ 114,002
         Other                            $ 475,679             $ -       $ 31,036       $ 506,715
                                    ---------------------------------------------------------------

    Total research and
       development                        $ 589,681             $ -       $ 31,036       $ 620,717


                                                         Year Ended December 31, 2003

                                       Security          Marine          DC Trans
                                       Products         Products         Products          Total

Net revenue                               $ 640,589        $ 373,568        $ 357,886       $1,372,044
Cost of sales                             $ 689,347        $ 183,352        $  87,614       $  960,314
                                   --------------------------------------------------------------------
Gross profit                              $ (48,758)       $ 190,216        $ 270,272       $  411,730
Research and development:
         Stock based                      $ 145,400        $       -        $      -        $  145,400
         Other                            $ 23,360         $       -        $ 37,499        $   60,859
                                   --------------------------------------------------------------------

    Total research and
        development                       $ 168,760        $       -         $ 37,499        $ 206,259

4.   Inventories:

     Inventories consist of the following as of December 31:

                                                       2005                2004
                                                       ----                ----

       Component parts $                             280,360          $  428,512
       Finished goods                                309,135             524,075
                       Total              $          589,495  $          952,587
                                          ==================  ==================

5.   Intangible assets:

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

     During  2004,  the Company  issued  750,000,  500,000,  150,000 and 468,750 shares of restricted common stock in conjunction with a licensing agreement, distributorship agreement, trademark purchase and software license agreement, respectively. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $37,500, $25,000, $84,000 and $150,000, respectively, in the aggregate. The fair value of the licensing rights, distributorship agreement, trademark purchase and software license agreement were capitalized as intangible assets. The licensing agreement and software license agreement are being amortized over their estimated useful lives of five years. The distributorship agreement was no longer in effect at December 31, 2004 and as a result, was fully amortized in 2004. The trademark purchase has an indeterminate life and as such, is not amortized.

     The Company recorded amortization expense of $483,121,  $55,947 and $30,000
     in  connection  with  patents,   licensing  rights,   and   distributorship
     agreements, respectively, for the year ended December 31, 2005.

     Intangible assets consist of the following at December 31, 2005 and 2004:

                                                             2005
                                                        ---------------
                                                                         DC
                                      Security         Marine      Transportation       Total
Patents                                 $1,577,813      $ 741,148              $ -      $2,318,961
Software license agreement                 461,360              -                -         461,360
Trademark                                   46,962              -           46,962          93,924
Acumulated amortization                 (1,601,098)      (717,736)              -       (2,318,834)
                                        -----------      ---------        --------      -----------
                                         $ 485,037       $ 23,412         $ 46,962       $ 555,411


                                                          2004
                                                   -----------------
                                                                           DC
                                      Security          Marine       Transportation       Total
Patents                                 $1,577,813        $ 741,148              $ -       $2,318,961
Licensing rights                            37,500                -                -           37,500
Software license agreement                 461,360                -                -          461,360
Trademark                                   46,962                -           46,963           93,925
Acumulated amortization                 (1,217,875)        (569,392)              -        (1,787,267)
                                        -----------        ---------              --       -----------
                                         $ 905,760        $ 171,756         $ 46,963       $1,124,479




     Estimated future amortization of finite lived intangibles is as follows:

         Year ending December 31,
                        2006                                                                       $         178,121
                        2007                                                                                 122,272
                        2008                                                                                 122,272
                        2009                                                                                  38,822
                                                                                                   ------------------
                                                                                                   $         461,487

6.   Property and equipment:

     Property and equipment consists of the following as of December 31:

                                                                                         2005               2004
                                                                             ------------------  ------------------
       Automobiles                                                           $              -0-  $           14,903
       Furniture and fixtures                                                          455,001   $          454,769
       Computer equipment                                                              180,120              168,393
                                                                             ------------------  ------------------
                                                                                       635,121              638,065
       Less accumulated depreciation                                         (         431,668)  (         333,853)
                                                                             ------------------  ------------------
                                                                             $         203,453   $          304,212
                                                                             =================   ==================

7.   Accrued Severance Payable:

      During March, 2005, the Company incurred severance expenses related to the departure of two officers of the Company. The total amount payable amounts to $551,000 and is comprised of payments of both cash and common stock. Under the separation agreements, the Company issued a total of 2.5 million shares of restricted common stock to the two former officers. The stock was valued at $275,000 or $.11 per share, the closing market price of the Company's common stock on March 31, 2005; the date at which the liability was probable. Cash payments totaling $276,000 will be paid to the two former officers over a two year period; $129,000 of which was paid during 2005, $112,500 due in 2006, and $34,500 due in 2007. Severance costs and related legal fees have been recorded as restructuring charges in the accompanying 2005 statement of operations.

8.   Litigation Settlement

     In fiscal year 2003, the Company recorded a liability in the amount of $300,000 in conjunction with the settlement of a class action law suit in May of 2003. The settlement called for the Company to issue 6,000,000 million shares of common stock to the class participants. The liability was valued based on the closing price of the Company's common stock at the time of settlement, or $.05 per share. On November 2, 2005, the Company issued 4, 200,000 shares to the class participants valued at $210,000. The remaining 1,800,000 shares of common stock, valued at $90,000 will be issued to the various plaintiffs counsel in early 2006.

9.   Notes Payable

     Notes payable consist of the following at December 31,:

                                                                                  2005                  2004
                                                                           ------------------    ------------------
     Notes  payable  bearing  interest  at 8%;  principal  and  accrued
     interest due March 2006; secured by inventory. (4)                         $    790,000       $             -

     Convertible notes payable, non-interest bearing; due February 2006; 320,000 shares of common stock and $25,000 due upon
     maturity. (1) (2) (3) (4)                                                       200,000                     -

     Convertible notes payable to related parties (a Company Director or family members); non-interest bearing through December 2005 and at 10% thereafter through maturity in February 2006; 300,000
     shares of common stock due upon maturity (1) (2) (3) (4)                         75,000                     -

     Convertible notes payable, non-interest bearing; due February 2006; 800,000 shares of common stock due at maturity (1) (2).
         Face value                         $   200,000 (4)
         Less unamortized discount          (     161,832)                            38,168                     -
                                            --------------

     Other                                                                            28,236                30,000
                                                                           ------------------    ------------------
                                                                                   1,131,404                30,000
     Less current maturities                                                      (   22,942)        (       1,765)
                                                                           -----------------     -----------------
                                                                               $   1,108,462         $      28,235
                                                                           =================     =================

(1) These notes are convertible into common stock (at the option of the holder) at $.0225 per dollar of debt or a lower amount which equals the price per share at which the Company sells stock to third parties prior to maturity of the debt.

(2) The proceeds of the notes were allocated between the debt and common stock to be issued (recorded as $61,070 other current liabilities in the accompanying 2005 balance sheet) based on their relative fair value. The intrinsic value of the beneficial conversion option was then calculated based upon the effective conversion price of the debt. The debt discount resulting from both the common stock to be issued and the beneficial conversion options are amortized as interest expense over the remaining life of the debt.

(3) These notes were issued to replace previously existing notes payable and have been accounted for as debt extinguishments. As such, the new notes have been recorded at their fair values which resulted in an extinguishment loss of $275,000 in 2005.

(4) During March 2006, the holders of these notes converted them into common stock. AS such, these notes have been classified as long-term liabilities in the accompanying 2005 balance sheet.



10.  Income taxes:

     No provision or benefit for income taxes was required during the years ended December 31, 2005 and 2004 because the tax effects of operating losses and other temporary differences between the book and tax bases of assets and liabilities during those periods were offset by valuation allowances in the same amounts.

     A reconciliation of statutory federal income tax rate with the Company's effective income tax rate for the year ended as of December 31, 2005 and 2004 is as follows:

                                                                2005                2004                2003
                                                          -----------------  ------------------  ------------------
         U.S. federal taxes statutory rate                        (35.00) %           (35.00) %            (35.00)%
           Increase (decrease):
              State taxes                                          (3.25) %            (3.25) %             (3.25)%
              Litigation settlement                                     - %            (.016) %             (0.16)%
              Non-deductible expenses                                2.37 %              9.34 %               3.59%
              Valuation allowances                                  35.88 %              29.07%              29.07%
                                                          -----------------  ------------------  ------------------
              Effective tax rate                                         -                   -                   -
                                                          =================  ==================  ==================

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                                    2005                2004
                                                                             ------------------  ------------------
         Deferred tax assets (liabilities):
           Net operating loss                                                $       3,856,000   $       2,818,000
           Amortization of intangibles and other                                       291,000             168,000
           Valuation allowance                                               (       4,147,000)  (       2,986,000)
                                                                             ------------------  ------------------

              Total deferred tax asset                                       $               -   $               -
                                                                             ==================  ==================

     As of December 31, 2005, the Company has net operating loss carryforwards of approximately $10,200,000 that are available to offset future taxable income.

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

11.  Stockholders' equity:

     Preferred stock:

     The Company has 30,000,000 shares of authorized preferred stock.

     Effective September 30, 2003, the Company designated 5,000,000 shares of authorized preferred stock as Series A Convertible Preferred Stock. There were no shares outstanding as of December 31, 2004. The Series A Convertible Preferred Stock has a liquidation preference of $1.00 per share and is non-voting. It is convertible into common stock only upon registration of the underlying common shares into which the preferred stock can be converted. The conversion rate is variable. During the first year following issuance, and assuming the registration described earlier, the preferred stock is convertible into the number of common shares that result from dividing the par value by the average market price of the common stock for a period of five days. Commencing the month following the first year of issuance, and again assuming the registration, the conversion methodology provides for a market discount of 20%, increasing 1% monthly thereafter, up to 130%.

     2005 Common Stock Issuances:

     During the year ended December 31, 2005 the Company issued common stock as follows:

                                                                             Shares                    Amount
                                                                       -----------------         ------------------
          Cash from private equity offerings                                  32,446,906         $        1,362,357

          Cash from exercise of warrants                                       2,676,471                    133,824

          Stock-based compensation/expense: (1)
              Employees and directors:
                 Restructuring expenses                                        5,100,000                    486,500
                 Other                                                         1,448,268                    170,861
              Consultants                                                        150,000                     13,500
              Interest                                                           100,000                      8,000
              Litigation settlement                                              150,000                     10,500
          Deferred financing fees (1)                                            392,549                     27,475
          Settlement of liabilities (1)                                        4,200,000                    210,000
          Conversion of preferred stock                                        1,096,800                    241,789

              (1) These transactions were valued based upon the trading price of the Company's stock on the dates of the respective transactions.

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

     944,912 preferred shares were converted to 3,779,648 shares of common stock for the year ended December 31, 2004 (See "2004 Common Stock Issuances) and 640,608 preferred shares were converted to 1,096,800 common shares for the year ended December 31, 2005.

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

     During the year ended December 31, 2004, the Company issued 94,354 shares of restricted common stock for the conversion of $18,139 of liabilities; and 85,000 shares of restricted common stock, valued at $15,300, for the pre-payment of one years rent, commencing May 15, 2004, for the warehouse space the Company occupies for its distribution center. The restricted common stock issued was valued based upon the closing market price of the

     Company's common stock on the date of issuance. 11. Stockholders' equity (continued):

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


     2003 Common Stock Issuances:

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

     During 2003, the Company issued 2,068,750 shares of restricted common stock in conjunction with a licensing agreement, distributorship agreement, and trademark.

     Common stock Warrants:

     During the year ended December 31, 2005, the Company issued warrants to purchase 4,108,465 shares of common stock, in connection with the sale of unregistered securities in a private equity offering. The warrants, issued in April of 2005, have a three-year term and an exercise price of $.025 per share. In addition, in November of 2005, the Company's leading institutional investor exercised 2,676,471 warrants at $.05 per share. The warrants were originally priced at $.50 per share but were re-priced by the Board of Directors for this transaction only. The following table sets forth activity of the warrants for the years ended December 31, 2005, 2004 and 2003

                                                                                         Exercise
                                                              ------------------- ----------------------
                                                                    Activity               Prices
                                                              ------------------- ----------------------
                  Warrants outstanding at January 1, 2003        2,100,000              $0.10
                  2003 Activity:
                       Issued                                    1,860,000           $0.05 - $0.10
                       Exercised                                (3,000,000)              $0.10
                                                              ------------------- ----------------------
                  Warrants outstanding at December 31, 2003
                                                                   960,000               $0.05
                  2004 Activity:
                       Issued                                    5,667,221           $0.20 -- $0.50
                       Exercised                                  (960,000)              $0.05
                                                              ------------------- ----------------------
                  Warrants outstanding at
                  December 31, 2004                              5,667,221          $0.20 -- $0.50
                  2005 Activity:
                       Issued                                    4,108,465              $0.25
                       Exercised                                (2,676,471)             $0.05
                                                              ------------------- ----------------------
                  Warrants outstanding at                        7,099,215         $0.20 -- $0.50
                  December 31, 2005
                                                              =================== ======================
                  Weighted average exercise price: December                              $0.33
                  31, 2005
                                                                                  ======================


     Options granted to employees:

     No options were granted to employees during the year ended December 31, 2005.

     The Company granted 689,355 stock options to employees during the year ended December 31, 2004. The stock options have a term of 10 years and exercise prices were equal to the closing market price on the day granted. All stock options issued in 2004 vest over a two year period, 50% in each year. In addition, the Company granted 140,000 stock options to directors. The stock options have terms of 5 years, 50% of which vested on the date of grant, and 50% on the one year anniversary from the date of grant. Exercise prices were equal to the closing market price on the day of grant.

     The Company granted 7,422,635 stock options to employees during the year ended December 31, 2003. Stock options have terms of 10 years and exercise prices were equal to the closing market price on the day granted. All stock options issued in 2003 were fully vested on the date of grant.

     The following table reflects stock option activity:

                                                                                                     Exercise
                                                                         -------------------- -----------------------
                                                                                Activity               Prices
                                                                         -------------------- -----------------------
                  Options outstanding at January 1, 2003
                  2003 Activity:
                       Granted                                                   7,422,635       $0.05 -- $0.22
                       Exercised                                                 (346,000)            $0.05
                                                                         -------------------- -----------------------
                  Options outstanding at December 31, 2003                       7,076,635       $0.05 -- $0.22
                  2004 Activity:
                       Granted                                                     829,355         $0.21-$0.32
                       Exercised                                                        --
                                                                         -------------------- -----------------------
                  Options outstanding at December 31, 2004                       7,905,990         $0.05-$0.32
                  2005 Activity:
                       Granted                                                          --              --
                       Exercised                                                        --              --
                                                                         -------------------- -----------------------
                  Options outstanding at December 31, 2005                       7,905,990         $0.05-$0.32
                                                                         -------------------- -----------------------
                  Stock options vested and exercisable                           7,905,990         $0.05-$0.32
                                                                         ==================== =======================
                  Weighted average exercise price:
                       December 31, 2005                                                             $0.073
                                                                                              =======================

12.  Commitments and contingencies:

     Litigation, claims and assessment:

     Satius, Inc License Agreement
     On August 12th, 2005 the Company was served with a complaint filed in the Court of Common Pleas, Montgomery County, Pennsylvania. The action was filed by Satius, Inc. The suit alleges breach of contract involving a Licensing Agreement with Satius dated December 18, 2003 that relates to certain of the Company's analog power products. This same licensing agreement was terminated by Satius on July 10, 2004. The suit remains in the discovery phase and as of the filing of this document, a hearing to dismiss the case is currently scheduled for May 3, 2006. No hearing is currently scheduled for the motion for preliminary injunction. The Company and its management believe that they are not in violation of the terminated license agreement and intend to defend the law suit vigorously. However, there can be no assurance that the Company will prevail on the merits of the case. Litigation of this matter will be expensive and will divert time and financial resources away from the Company's business. In addition, an unfavorable outcome in this matter would result in substantial harm and possibly severe damage to the Company.


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

     Diversified Personnel
     In September 2005, the Company became a defendant in a law suit filed by Diversified Personnel in an attempt to recover approximately $8,500 in outstanding invoices related to the Company's use of temporary labor in the Company's research & development office in California prior to the restructuring of the Company in March and April of 2005. The plaintiff received a judgment in December 2005, and the Company is paying the outstanding balance in installments.

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


     Before any final determination was made with regard to the aforementioned investigation, the Staff notified the Company that it wanted to review additional documentation. This request pertained to a purchase contract the Company entered with Universal General Corporation, LLC (UGC), on September 17, 2004 and the subsequent shipment of products to UGC on November 15, 2004. The Company has, through its counsel, fully cooperated with this additional request, and has provided the documents and financial information sought. In addition, certain current and former officers and employees have provided testimony and/or interviews to the Staff with regard to UGC. The Company has been advised by the Staff that the investigations of both items are complete, and the Company anticipates that the Commission will render a decision in this matter in the relatively near future.

13.  Earnings per common share computations:

                                                                              2005                 2004                  2003
                                                                       -----------------     -----------------     -----------------
        Net loss                                                       ($     5,848,754)     ($     5,123,771)     ($     4,023,827)
        Preferred stock dividends                                      (             - )     (         27,308)                    -
                                                                        ----------------      ----------------     -----------------
        Loss applicable to common shareholders                         ($     5,848,754)     ($     5,151,079)     ($     4,023,827)
                                                                       =================     =================     =================

        Weighted average common shares:
           Basic                                                              3,776,744             2,980,452             1,565,174
           Diluted shares                                                     3,776,744             2,980,452             1,565,174
                                                                       =================     =================     =================

       Basic income (loss) per common share                            ($          1.55)     ($          1.73)     ($          2.57)
                                                                       =================     =================     =================

       Diluted income (loss) per common share                          ($          1.55)     ($          1.73)     ($          2.57)
                                                                       =================     =================

13.  Earnings per common share computations:

     The table above excludes 141,984 warrants, 158,120 stock options to purchase common stock and 422,222 shares into which notes payable are convertible as such items would have an anti-dilutive effect on earnings per share of 2005.

14.  Recent accounting standards:

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

     In December 2004, the FASB revised its SFAS No. 123 ("SFAS No. 123R"), SHARE-BASED PAYMENTS. The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after December 15, 2005, with early adoption encouraged. The Company is currently evaluating the effects of adoption of this standard in the first quarter of 2006.

     In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS--AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the 10 form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

     SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.


15.  Discontinued Operations:

     During the quarter ended March 31, 2005, the Company formalized a plan to dispose of its Hotel/MDU products segment. The plan included the termination of all employees associated with the segment, and the closing of the Company's sales office in South Carolina. At the end of the quarter ended June 30, 2005, the plan had been implemented and the Company had secured an agreement with an outside party to sell the remaining installation and monthly service contracts.

     Operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of income for all periods presented. Following are the components of the amounts disclosed:

       Assets and Liabilities of Discontinued Operation

                                                                      December 31,

                                                              2005                  2004
                                                          --------------        --------------
Total Assets related to discontinued operations
          Accounts Receivable                                    16,588               137,904

Total Liabilities related to discontinued operations
          Accounts Payable                                      155,128                84,603


Loss from Discontinued Operations
                                                                                     Year Ended
                                                                                     December 31,

                                                                2005                    2004                     2003
                                                          -----------------       ------------------       -----------------

Net Revenues                                                     $ 118,030                $ 380,655                     $ -
Cost of Goods Sold                                                113,614                  242,039                        -
                                                                  --------                 --------
                                                                                                           -----------------
     Gross Profit                                                    4,416                  138,616                       -

Operating Expenses                                                 186,142                  303,038                       -
                                                          -----------------       ------------------       -----------------

Net Loss                                                        $ (181,726)              $ (164,422)                    $ -
                                                          =================       ==================       =================



16.   Quarterly Information (unaudited):

                                                            March               June             September           December
                                                     ------------------  -----------------   -----------------  ------------------
                  2005
           Net sales                                 $         427,434   $        504,194    $        223,945   $         115,473
           Gross profit                                        112,252            151,805              87,416   (           6,839)
           Net loss                                  (       2,024,050)  (      1,175,603)   (        941,023)  (       1,708,078)
           EPS                                       (            0.59)  (           0.33)   (           0.23)  (            0.40)

                  2004
           Net sales                                           351,199            559,713             196,538             283,725
           Gross profit                                        136,833            215,548              66,626             106,869
           Net loss         (                                  862,114)      (  1,012,194)   (      1,561,174)  (       1,688,289)
           EPS                                       (            0.32)  (           0.36)   (           0.51)  (            0.54)

17.  Subsequent events:

     On March 16, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), with several accredited investors (collectively the "Purchasers"), under which the Company agreed to issue and sell to the Purchasers in a private placement up to $4,473,933 aggregate principal amount of convertible debentures ("Debentures"), including $1,373,933 of existing debt being converted into the Debentures, and warrants to purchase common stock (the "Warrants") for an aggregate of up to $3,100,000 (the "Proceeds"). All the closing conditions have been satisfied on March 23, 2006. On March 23, 2006 the Company received a portion of the Proceeds in the amount of $2,563,572 net of $136,428, which was paid from the Proceeds as payment for commissions and expenses and $87,428 as repayment of certain creditors pursuant to the Purchase Agreement. Furthermore, on March 27, 2006, the Company received $250,000 and on March 29, 2006 the Company received a final disbursement of the Proceeds in the amount of $150,000, for a total aggregate amount of the Proceeds of $3,100,000 disbursed to the Company. The Company intends to pay a portion of the Proceeds as a broker's fee with respect to the sale of the Debentures and Warrants to the Purchasers, and to use the net available proceeds for general corporate and working capital purposes. A full description of the terms and conditions of the transaction, including the offering documents, was filed with the Securities & Exchange Commission on Form 8K on March 22, 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

ITEM 9A.    CONTROLS AND PROCEDURES.

As of December 31, 2005, an evaluation was performed by the then Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.


ITEM 9B.    OTHER INFORMATION.

None.


ITEM 10.    MANAGEMENT -OFFICERS & DIRECTORS.

The name, age, office, and principal occupation of the executive officers and directors of PowerLinx and certain information relating to their business experience are set forth below:

               Name                       Age            Position
Michael Tomlinson (1)                      57     Chief Executive Officer, Director
Douglas Bauer                              44     Chief Financial Officer, Secretary & Treasurer
Myles J. Gould*                            63     Director
Dr. Bradford M. Gould*                     36     Director
Martin A. Traber (3)                       60     Director
James A. Williams (3)(6)                   63     Chairman of the Board, Director
William B. Edwards (2)                     65     Director
Francisco Sanchez (2)                      46     Director
Ted Shalek (4)                             55     Director
Douglas A. McIntyre (7)                    51     Director
George S. Bernardich, III (5)(6)(8)        49     Chief Executive Officer
Michael A. Ambler  (5)                     51     President, Chief Operating Officer

* Dr. Brad M. Gould is the son of Myles J. Gould.

1. Mr. Tomlinson was appointed Chief Executive Officer on May 17, 2005. He was appointed to the Board of Directors on March 6, 2005; in accordance with the Company By-laws.

2. Mr. Edwards and Mr. Sanchez were appointed to the Board of Directors, by the residing Board of Directors, effective November 1, 2003; in accordance with the Company By-laws.

3. Mr. Traber and Mr. Williams were appointed to the Board of Directors, by the residing Board of Directors, effective November 1, 2003; in accordance with the Company By-laws.

4. Mr. Shalek was appointed to the Board of Directors on March 6, 2006; in accordance with the Company By-laws. He also serves as Chairman of the Audit Committee.

5.       Mr. Bernardich and Mr. Ambler resigned from the Company on April 13,
         2005.

6. On February 4, 2005, Mr. Bernardich resigned as Chairman of the Board and James Williams was voted Chairman by unanimous vote of the Board of Directors.

7. Mr. McIntyre was appointed to the Board of Directors, by the residing Board of Directors, effective March 1, 2004; in accordance with the Company By-laws. He voluntarily resigned from the Board of Directors on March 3, 2006.

8. Mr. Bernardich voluntarily resigned from the Board of Directors on March 6, 2006.

Directors are elected or appointed to serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been elected and qualified.

MICHAEL TOMLINSON

Mr. Tomlinson joined PowerLinx in February 2004, and is currently our Chief Executive Officer, effective May 17, 2005. He received a BBA in both Marketing and Management from the University of Memphis in 1975. Mike has extensive sales, marketing, product development, Business Reengineering and general management experience, having served over 25 years with HavaTampa Cigar, Lenox Brands, PepsiCo (18 yrs.) and Proctor and Gamble. Mike held the office of Vice-President or Senior Vice-President with these companies for 16 years. For the years prior immediately prior to joining PowerLinx, in 2004, he capitalized on his career experiences as a Business Reengineering Consultant with Benchmark Associates.

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

JAMES A. WILLIAMS


Mr. Williams joined the Board as a Director in December 2003 and became Chairman of the Board in February 2005. Mr. Williams is currently President & CEO of Gold Toe Brands, Inc. and Chairman of the Board of Maidenform Worldwide. He also serves on the Board of Cluett American Group and has served on the Boards of Bibb Corporation, Esprit de Corp., and Ithaca Corporation. He is considered an expert in retailing and marketing and has thirty plus years of extensive experience in product sourcing, manufacturing, distribution, financing, and corporate organization and governance. He also serves on the Boards of many professional organizations which include The Hosiery Association (Past Chairman), The Fashion Association (Executive Board & Past Chairman), North Carolina Textile Foundation, and The Educational Foundation for The Fashion Institute of Technology.

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

THADDEUS J. SHALEK

Mr. Shalek is currently CEO and CFO of Vertical Health Solutions in Oldsmar, Florida. Previously he served as President of Shalek and Associates, CPA's Inc. of Independence, Ohio. Shalek and Associates provided accounting and consulting services to small and medium sized corporations and other entities. Ted was an Instructor in Business and Taxation at Cuyahoga Community College of Cleveland, Ohio. He has also been a Partner in McManamon, Shalek and Co. CPAs and Tax Manager at Coopers & Lybrand (now Price, Waterhouse, Coopers.) Ted has served on numerous boards. He holds his Certified Public Accountant, Certified Public Valuation, and National Association on Security Dealers Series 7 Licenses; and is an Arbitrator for the NASD.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act, as of December 31, 2005:

                                            Number of Late             Transactions not   Known failure to
Name & Relationship                         Reports                    Timely Reported   file a required form
-------------------                         ------------------         ----------------  --------------------
Michael Tomlinson, CEO, Director                     1                          1                  0
Douglas Bauer, CFO                                   1                          1                  0
Myles Gould, Director                                1                          1                  0
Brad Gould, Director                                 1                          1                  0
James Williams, Director                             1                          1                  0
William Edwards, Director                            1                          1                  0
Frank Sanchez, Director                              1                          1                  0
Martin Traber, Director                              1                          1                  0
George Bernardich, former Director                   1                          1                  0
Douglas McIntyre, former Director                    2                          2                  0

CODE OF ETHICS

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of the officers, directors and employees of the Company. A copy of our code of ethics may be found as Exhibit
99.3 to the Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on April 15, 2005 or it can be found on our website at www.power-linx.com.

ITEM 11.  EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding the Company's CEO and each of its most highly-compensated executive officers whose total annual salary and bonus for the fiscal year ending December 31, 2005, 2004 and 2003 exceeded $100,000:


SUMMARY COMPENSATION TABLE

     Calculations exclude standard group-insurance benefits applied equally to all salaried employees, pursuant to Item 402 of Regulation S-K.

1. Mr. Mike Tomlinson joined the Company in February of 2004. As part of a restructuring of the Company's management, Mr. Tomlinson received 700,000 shares of restricted common stock valued at $71,000. On May 17, 2005, Mr. Tomlinson was appointed Chief Executive Officer by the Company's Board of Directors. In September of 2005, Mr. Tomlinson executed a three year employment contract providing for a $45,000 bonus in 2005, and a common stock grant of 1,300,000 shares. Prior to that time he was not an executive officer. During 2005, Mr. Tomlinson used $16,875 of his 2005 bonus to repay the Company for a 2004 advance made prior to his becoming and officer of the Company. The remaining portion of his 2005 bonus was accrued at December 31, 2005.

2. Mr. Douglas Bauer joined the Company in March of 2001 as Chief Financial Officer but did not begin salary compensation until January 2002. In 2003, Mr. Bauer received 2,119,145 in stock options in lieu of salary. In 2004, in addition to his cash bonus, Mr. Bauer received 208,057 stock options as outlined in his executive employment agreement. The remaining portion of his 2003 bonus, valued at $67,504, was paid in equity units consisting of 67,504 shares of Series A convertible preferred stock and 16,876 shares of restricted stock. In April of 2005, as part of a restructuring of the Company's management, Mr. Bauer received 1,250,000 shares of restricted common stock valued at $87,500. In September 2005, Mr. Bauer signed a new three year employment agreement providing for a $45,000 bonus in 2005, and a common stock grant of 1,250,000 shares . During 2005, Mr. Bauer received, in cash, the remaining portion of his 2004 bonus in the amount of $10,860, and $14,665 toward his 2005 bonus. The remaining portion of his 2005 bonus was accrued at December 31, 2005.

3. Mr. Mark Meagher was hired by the Company's Board of Directors, on March 7, 2005, as a consultant to oversee the Company's restructuring plan; and later was appointed by the Board as interim President and Chief Executive Officer. During his tenure with the Company through June of 2005, Mr. Meagher received 400,000 shares of restricted common stock, carrying registration rights, valued at $43,500.

4. Mr. George Bernardich joined us as COO in November of 2000. He was promoted to Chairman, President, and CEO on February 21, 2001. In 2003, Mr. Bernardich received 2,210,745 in stock options in lieu of salary. In 2004, in addition to his cash bonus, Mr. Bernardich received 221,014 stock options as outlined in his executive employment agreement. In addition, Mr. Bernardich received $10,614 in cash as payment for a portion of his 2003 bonus accrued at December 31, 2003. The remaining portion of his 2003 bonus, valued at $96,000, was paid in equity units consisting of 96,000 shares of Series A convertible preferred stock and 24,000 shares of restricted stock. Mr. Bernardich resigned his position as an officer of the Company on April 12, 2005 and received 1,500,000 shares of restricted common stock, valued at $165,000, as part of his severance package (See
     Note 7 "Accrued Severance Payable").

5. Mr. Michael Ambler joined us in late February of 2001 as COO, but did not begin salary compensation until December of 2001. In 2003, Mr. Ambler received 2,119,145 in stock options in lieu of salary for 2002. In 2004, in addition to his cash bonus, Mr. Ambler received 208,057 stock options as outlined in his executive employment agreement. In addition, Mr. Ambler received the remaining portion of his 2003 bonus, as accrued at December 31, 2003, and valued at $19,504, in equity units consisting of 19,504 shares of Series A convertible preferred stock and 4,876 shares of restricted stock. Mr. Ambler resigned his position as an officer of the Company on April 12, 2005 and received 1,000,000 shares of restricted common stock, valued at $110,000, as part of his severance package (See
     Note 7 "Accrued Severance Payable").

Upon the restructuring of the Company and its management in early 2005, all officers and employees executed either new employment agreements or a restructuring of their compensation package. Compensation under these new agreements and plans did not provide for the use of stock options, under the Company's stock option plan, as a form of compensation during 2005; and accordingly, no options were granted during the fiscal year ended December 31, 2005.


Options/SARs Grants During Last Fiscal Year


         The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2005

      ----------------- -------------- -------------- -------------- ------------------ --------------------------------
                          Number of     % of Total      Exercise      Expiration Date    Value at Assumed Annual Rates
                         Securities       Options       Price Per           (1)           of Stock Price Appreciation
                         Underlying     Granted in      Share (2)                               for Option Term
                           Options      Fiscal 2002
                           Granted          (3)

            Name
      ----------------- -------------- -------------- -------------- ------------------ -------------- -----------------
      George S.
      Bernardich, III        N/A           N/A            N/A              N/A              N/A             N/A
      ----------------- -------------- -------------- -------------- ------------------ -------------- -----------------

      Michael Ambler         N/A            N/A            N/A              N/A              N/A             N/A
      ----------------- -------------- -------------- -------------- ------------------ -------------- -----------------

      Douglas Bauer          N/A            N/A            N/A              N/A              N/A             N/A
      ----------------- -------------- -------------- -------------- ------------------ -------------- -----------------

      Michael
      Tomlinson              N/A            N/A            N/A              N/A              N/A             N/A
      ----------------- -------------- -------------- -------------- ------------------ -------------- -----------------

      Mark Meagher           N/A            N/A            N/A              N/A              N/A             N/A
      ----------------- -------------- -------------- -------------- ------------------ -------------- -----------------


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value


The following table provides information regarding the aggregate number of options exercised during the fiscal year ended December 31, 2005 by each of the named executive officers and the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005. The common stock price at December 31, 2005 was $.05 per share.

      ------------------- ----------- ------------ ----------------- ------------------ ------------------- ------------------

                                                   # of Securities                      Value of
                                                   Underlying                           Unexercised
                                                   Unexercised                          In-the-money
                                                   Options at                           Options at FY-End
                                                   FY-End                               Exercisable
                                                   Exercisable
                          Shares      Value
                          Acquired    Realized
                          on
                          Exercise                                   Unexercisable                          Unexercisable
      ------------------- ----------- ------------ ----------------- ------------------ ------------------- ------------------
                                                                           none
      George S.              none        none         2,194,150                                -0-                 -0-
      Bernardich, III
      ------------------- ----------- ------------ ----------------- ------------------ ------------------- ------------------
                                                                           none
      Michael Ambler         none        none         2,103,350                                -0-                 -0-
      ------------------- ----------- ------------ ----------------- ------------------ ------------------- ------------------
                                                                           none
      Douglas Bauer          none        none         2,103,350                                -0-                 -0-
      ------------------- ----------- ------------ ----------------- ------------------ ------------------- ------------------
                                                                           none
      Michael Tomlinson      none        none            none                                  -0-                 -0-
      ------------------- ----------- ------------ ----------------- ------------------ ------------------- ------------------

                             Directors Compensation

During fiscal year 2005, Directors and Committee Members received a total of 700,000 shares of restricted common stock, valued at $77,000, as compensation for fiscal year ended December 31, 2005. Officers of the Company, who also serve as Directors, are not eligible for Directors compensation. For 2005, Directors' compensation was as follows in accordance with the October 15, 2003 Board resolution:

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

Securities authorized for issuance under equity compensation plans

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

Securities Ownership of Management and Certain Beneficial Owners.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 12, 2006 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o PowerLinx, Inc., 1700 66th Street. Suite 300, St. Petersburg, FL 33710.

                                                       Shares Beneficially Owned (1)
       Name & Address of Beneficial Owner                Number              Percent
Michael Tomlinson (2)                                           40,000          *
Douglas Bauer (3)                                              122,744        2.54%
Mark J. Meagher                                                  8,000          *
William B. Edwards                                              25,400          *
James A. Williams                                               16,645          *
Francisco Sanchez                                               33,089          *
Martin A. Traber                                                 5,900          *
Bradford M. Gould                                                8,935          *
Myles J. Gould                                                  51,554        1.08%
Ted Shalek                                                           -          *
George Bernardich, III (4)                                     176,123        3.65%
Douglas A. McIntyre                                                  -          *


Total securities held by officers and
   directors as a group (12 people)                            488,389        10.25%

     *  Less than 1%
     ** Beneficial ownership set forth above reflects the 1-50 reverse stock split of the Company's common stock which occurred on March 22, 2006.

1. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 15, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

2. Includes a 2005 stock grant of 26,000 shares of common stock for which the shares have not been issued.

3. Includes stock 46,544 stock options (See options table above), and a 2005 stock grant of 25,000 shares of common stock for which the shares have not been issued.

4.   Includes stock 48,636 stock options (See options table above).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On November 23, 2005, the Company received proceeds of $75,000 by executing three separate 45 day unsecured notes payable with Myles Gould, a Director of the Company, and two of his family members. In lieu of cash for interest, each lender will receive four shares of restricted common stock for each dollar loaned. The notes are convertible to common stock at the discretion of the lender (See Note 9 "Notes Payable").


ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.



                                       Audit       Tax        All
                           Audit      Related    Related     Other
                            Fees       Fees       Fees       Fees
                         ---------   --------   --------   --------

      2004               $ 108,947   $      -   $17,900    $      -
      2005               $  95,680   $      -   $14,600    $      -

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. The following financial statements for PowerLinx, Inc. are filed as a part of this report:

     Consolidated Balance Sheets-- December 31, 2005 and 2004

     Consolidated Statements of Operations--Years ended December 31, 2005, 2004 and 2003

     Consolidated Statements of Shareholders' (deficit) Equity--Years ended December 31, 2005, 2004 and 2003

     Consolidated Statements of Cash Flows--Years ended December 31, 2005, 2004 and 2003

2.   Notes to Consolidated Financial Statements

     Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

3. The following instruments and documents are included as exhibits to this report.


  3.1*(i) Amendment to the Articles of Incorporation increasing authorized Common Stock from 250,000,000 to shares. (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on 400,000,000, March 22, 2006).

  3.2*(i) Amendment to the Articles of Incorporation changing the Company's name from Seaview Video Technology, Inc. to PowerLinx, Inc. (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 16, 2004).

  3.1*(ii) Bylaws of the Company. (Incorporated by reference to annual report filed on Form 10-KSB with the Securities and Exchange Commission on April 15, 2005).

  4.1*         Certificate  of   designation   of  Series  A  Preferred   Stock.
               (Incorporated by reference to our current report filed on Form 10KSB with the Securities and Exchange Commission on March 16,
               2004).

  10.1*        Form of Securities  Purchase Agreement dated as of March 7, 2006.
               (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).

  10.2* Form of Warrant issued March 22, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).

  10.3*        Form  of  Debenture  issued  March  22,  2006   (Incorporated  by
               reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).

  10.4* Form of Registration Rights Agreement dated as of March 22, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).

  10.5* Form of Security Agreement dated March 7, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).

  10.6*        Form  of  Collateral   Agency   Agreement  dated  March  7,  2006
               (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).

  10.7*        Form  of  Copyright   Security  Agreement  dated  March  7,  2006
               (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).

  10.8* Form of Patent and Trademark Security Agreement dated March 7, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22,
               2006).

  14.1* Code of Ethics. (Incorporated by reference to annual report filed on Form 10-KSB with the Securities and Exchange Commission on March 16, 2004).

  21.1         List of Subsidiaries. (Filed herewith).

  31.1         Certification  of Michael  Tomlinson,  Chief  Executive  Officer,
               dated  April  17,  2006,   pursuant  to  Rule  13a-14(a)  of  the
               Securities Exchange Act of 1934, as amended. (Filed herewith).

  31.2 Certification of Douglas Bauer, Chief Financial Officer, dated April 17, 2006, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith).

  32.1 Statement of Michael Tomlinson, Chief Executive Officer, dated April 17, 2006, pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended. (Filed herewith).

  32.2 Statement of Douglas Bauer, Chief Financial Officer, dated April 17, 2006, pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended. (Filed herewith).

* Incorporated by reference.
+ Identifies management contracts or compensation plans or arrangements required to be filed as an exhibit hereto.

Reports on Form 8-K


 --------------     ------------------------------------------------------------
 DATE OF REPORT               ITEM REPORTED ON
 --------------     ------------------------------------------------------------
 January 26, 2005   The Company previously announced the execution of a purchase contract with Universal General Corporation (UGC) for the purchase of the Company's digital power line surveillance systems. The purpose of this filing is to update the status of the contract with UGC. In accordance with the terms of the contract, in November of 2004, the Company shipped the initial 20 units to UGC. Payment for this product was due to the Company in two equal installments on December 15, 2004, and January 15, 2005. As of the date of this filing, the Company has not received payment for the units shipped to UGC in the fourth quarter of 2004. The Company is unable to predict whether it will receive any payment for this shipment. The Company has suspended all shipments of product to UGC until full payment is received, including the 20 additional units scheduled to ship in January 2005. There can be no assurance that future units will be produced or shipped pursuant to the UGC contract. Accordingly, there can be no assurance that the UGC contract will result in any particular amount of revenue for the Company, or that any revenue at all will result from the UGC contract.

 --------------     ------------------------------------------------------------
 DATE OF REPORT               ITEM REPORTED ON
 --------------     ------------------------------------------------------------
 February 10, 2005  The Company's Board of Directors met February 4, 2005. The
                    Board of Directors accepted the resignation of Chairman
                    George S. Bernardich III, and elected James Williams to succeed him as Chairman of the Board. Mr. Bernardich continues to serve as a member of the Board of Directors and its committees. The Board of Directors also retained an independent management consultant to review the Company's operational focus, allocation of financial and staffing resources, and organizational structure. The Board of Directors expects to receive his recommendations within 45-60 days. Pending the receipt and review of the consultant's recommendations, the Board limited the executive authority of CEO George Bernardich and that of President-COO Michael Ambler. During this time, their actions will require the additional approval of both the CFO and the Chairman of the Audit Committee of the Board. These actions were taken to address the Board's concerns regarding expenditures and managing growth properly.

                    Regarding its contract with Universal General Corporation, the Company announced it has yet to receive payment for the units shipped to UGC in the fourth quarter of 2004. The Company has sent UGC a demand for payment and will pursue its rights pursuant to the contract.

 --------------     ------------------------------------------------------------
 DATE OF REPORT               ITEM REPORTED ON
 --------------     ------------------------------------------------------------
 August 26, 2005    The Company was served on August 17, 2005 with a complaint in the Court of Common Pleas, Montgomery County,
                    Pennsylvania. The Action was filed by Satius, Inc. as
                    Plaintiff. Satius alleges in the complaint breach of contract claims involving a license agreement entered into between Satius and PowerLinx on December 18, 2002 relating to certain of the Company's analog power line products. This is the same license agreement which was terminated by Satius on July 10, 2004. The complaint seeks monetary damages and an injunction regarding the Company's use of Satius' patents and/or technical information.

                    The Company has referred the law suit to its counsel for review and defense. The Company and its management believe that they are not in violation of the license agreement and intend to defend the law suit vigorously.

 --------------     ------------------------------------------------------------
 DATE OF REPORT               ITEM REPORTED ON
 --------------      -----------------------------------------------------------
  March 22, 2006    On March 16, 2006, PowerLinx, Inc., (the "Company") entered into a Securities Purchase Agreement (the "Purchase
                    Agreement"), with several accredited investors (collectively the "Purchasers"), under which the Company agreed to issue and sell to the Purchasers in a private placement up to $4,473,933 aggregate principal amount of convertible debentures ("Debentures"), including $1,373,933 of existing debt being converted into the Debentures, and warrants to purchase common stock (the "Warrants") for an aggregate of up to $3,100,000 (the "Proceeds"). The Company expects to have all the closing conditions satisfied on or about March
                    22, 2006. The Company also expects to pay a portion of the Proceeds as payment for commissions and expenses and $87,428 as repayment of certain creditors pursuant to the Purchase
                    Agreement. The Company intends to use the available proceeds for general corporate and working capital purposes.

                    Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

                    On March 6, 2006, George S. Bernardich and Douglas A. McIntyre resigned as directors of PowerLinx, Inc. (the "Company") and Douglas A. McIntyre resigned as a Chairman of the Audit Committee of the Board of Directors, and Mike Tomlinson and Ted Shalek were appointed as directors of the Company, and Ted Shalek was appointed as the Chairman of the Audit Committee of the Board of Directors to fill the vacancies created.

                    There are no understandings or arrangements between Messrs. Shalek and Tomlinson and any other person pursuant to which Messrs. Shalek and Tomlinson were selected as directors. Except for the appointment on March 6, 2006, of Ted Shalek as the Chairman of the Audit Committee, Messrs. Shalek and Tomlinson presently do not serve on any Company committee. Mr. Tomlinson is currently the Chief Executive Officer of the Company. Messrs. Shalek and Tomlinson may be appointed to serve as members of a committee although there are no current plans to appoint Messrs. Shalek or Tomlinson to a committee as of the date hereof. Messrs. Shalek and Tomlinson do not have any family relationship with any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. Additionally, Messrs. Shalek and Tomlinson have never entered into a transaction, nor is there any proposed transaction, between Messrs. Shalek or Tomlinson and the Company.

 -------------      ------------------------------------------------------------




 -------------      ------------------------------------------------------------
 April 7, 2006      On March 16, 2006, PowerLinx, Inc., (the "Company") entered into a Securities Purchase Agreement (the "Purchase
                    Agreement"), with several accredited investors (collectively the "Purchasers"), under which the Company agreed to issue and sell to the Purchasers in a private placement up to $4,473,933 aggregate principal amount of convertible debentures ("Debentures"), including $1,373,933 of existing debt being converted into the Debentures, and warrants to purchase common stock (the "Warrants") for an aggregate of up to $3,100,000 (the "Proceeds"). The Company expects to have all the closing conditions satisfied on or about March
                    22, 2006. The Company also expects to pay a portion of the Proceeds as payment for commissions and expenses and $87,428 as repayment of certain creditors pursuant to the Purchase
                    Agreement. The Company intends to use the available proceeds for general corporate and working capital purposes.

 -------------      ------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April 2006

                                    (Registrant) POWERLINX, INC

                                    By  /s/  Michael Tomlinson
                                    ---------------------------
                                    Michael Tomlinson, Chief Executive Officer
                                    April 14, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /S/ Michael Tomlinson
    ---------------------
    Michael Tomlinson, Chief Executive Officer, Director
    April 14, 2006

By  /S/ Douglas Bauer
    -----------------
        Douglas Bauer, Chief Financial Officer
        April 14, 2006

By  /S/ Miles Gould
   ----------------
        Miles Gould, Director
        April 14, 2006

By  /S/ Brad Gould
  ----------------
        Brad Gould, Director
        April 14, 2006

By  /S/ Martin A. Traber
  ---------------------
        Martin A. Traber, Director
        April 14, 2006

By  /S/ James A. Williams
  -----------------------
        James A. Williams, Chairman & Director
        April 14, 2006

By  /S/ William B. Edwards
   -----------------------
        William B. Edwards, Director
        April 14, 2006

By  /S/ Francisco Sanchez
    ----------------------
        Francisco Sanchez, Director
        April 14, 2006

By  /S/ Ted Shalek
  ----------------
        Ted Shalek, Director and Chairman, Audit Committee
        April 14, 2006