Form 10-Q
period 2006-03-31
POWERLINX INC
filed 2006-05-15
CIK 894536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from: ____________ to ____________

                       Commission file number: 33-55254-26

                                 POWERLINX, INC.
             (exact name of registrant as specified in its charter)

                     NEVADA                                 50-0006815
                     -------                                ----------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)


      1700 66th St. North, Suite 300, ST.PETERSBURG, FL           89005
      -------------------------------------------------           -----
        (Address of principal executive offices)                (Zip Code)

                                 (727) 866-7440
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15d of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of Registrant's Common Stock, as of May 11, 2006: 4,681,744

                                 POWERLINX, INC.


                                      INDEX


                         Part I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.

                  Condensed Financial Statements                   Page No.

                PowerLinx, Inc. Consolidated
                Balance Sheets.......................................F-1

                PowerLinx, Inc. Consolidated
                Statements of Operations (Unaudited).................F-2

                PowerLinx, Inc. Consolidated
                Statements of Cash Flows (Unaudited).................F-3

                PowerLinx, Inc. Notes to Consolidated
                Financial Statements.................................F-5


   Item 2.  Management's Discussion and Analysis of Financial
                  Condition or Plan of Operations .....................4

   Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk....................................9

   Item 4.  Controls and Procedures....................................9

                           Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................10

   Item 1A. Risk Factors .............................................11

   Item 2.  Unregistered Sales of Equity Securities and Use of
               Proceeds...............................................11

   Item 3.  Defaults Upon Senior Securities...........................12

   Item 4.  Submission of Matters to a Vote of Security Holders.......12

   Item 5.  Other Information.........................................12

   Item 6.  Exhibits..................................................12

Signatures............................................................13

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

                                 POWERLINX, INC.
                      CONSENSED CONSOLIDATED BALANCE SHEETS

                                                                                                March 31,         December 31,
                                                                                                  2006                2005
                                                                                               (Unaudited)           (Audited)
                                                                                             ----------------   -----------------
                                     ASSETS
Current Assets:
         Cash and cash equivalents                                                               $ 2,292,781           $ 255,293
         Accounts receivable, net                                                                    123,518             157,221
         Employee advances                                                                            30,479              31,161
         Inventories                                                                                 647,536             589,495
         Prepaid expenses and other current assets                                                    55,169             134,519
         Deferred financing costs                                                                     81,180                   -
         Assets of discontinued operations                                                            16,588              16,588
                                                                                             ----------------   -----------------
                 Total current assets                                                              3,247,251           1,184,276

Intangible assets, net                                                                               468,994             555,411
Deposits                                                                                              18,560              18,460
Property and equipment, net                                                                          181,072             203,453
                                                                                             ----------------   -----------------
         Total assets                                                                            $ 3,915,877          $1,961,600
                                                                                             ================   =================


                       LIABILIITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                                                                          $ 696,001           $ 834,558
         Accrued expenses                                                                            242,861             467,825
         Accrued severance payable, current portion                                                  108,000             112,500
         Deferred revenue                                                                              3,495                   -
         Current maturities of notes payable                                                          24,707              22,942
         Litigation settlement                                                                             -              90,000
         Other current liabilities                                                                         -              61,070
         Liabilities of discontinued operations                                                      121,858             155,128
         Derivative liability                                                                      5,508,195                   -
                                                                                             ----------------   -----------------
                 Total current liabilities                                                         6,705,117           1,744,024
Accrued severance payable, less current portion                                                            -              34,500
Notes payable, less current maturities                                                                     -           1,108,462
Convertible Debentures                                                                                50,258                   -
                                                                                             ----------------   -----------------

                 Total Liabilities                                                                 6,755,375           2,886,986
                                                                                             ----------------   -----------------

Commitments and contingencies (Note 11)                                                                    -                   -

Stockholders' deficit
         Series A convertible preferred stock, $1.00 par value;                                      512,685             534,730
             authorized 5,000,000 shares; issued 1,825,520;
             outstanding (581,408 - 2006; 606,408 -2005)
         Common stock, $.001 par value, authorized 8,000,000                                           4,693               4,408
             shares; issued (4,693,246 - 2006; 4,408,142 - 2005)
             outstanding (4,681,744 - 2006; 4,398,670 -2005)
         Additional paid-in capital                                                               24,908,745          24,616,698
         Treasury stock, at cost, 9,472 shares                                                      (287,757)           (287,757)
         Accumulated deficit                                                                     (27,977,864)        (25,793,465)
                                                                                              ----------------   -----------------
         Total stockholders' deficit                                                              (2,839,498)           (925,386)
                                                                                             ----------------   -----------------
                 Total liabilities and stockholders' deficit                                     $ 3,915,877          $1,961,600
                                                                                             ================   =================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 POWERLINX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended March 31,
                                                    -------------------------------------
                                                          2006                2005
                                                    -----------------   -----------------
Net revenue                                                  211,585             427,434
Cost of goods sold                                           127,080             315,182
                                                    -----------------   -----------------

                 Gross Profit                                 84,505             112,252
                                                    -----------------   -----------------


Operating expenses:
         Salaries and wages                                  289,318             424,207
         Professional and consulting fees                    349,030             388,446
         Depreciation and amortization                       108,798             166,890
         Research and development                            132,207             171,119
         Advertising and promotions                           54,396              56,170
         Rent and utilities                                   52,007              48,145
         Travel and entertainment                             38,397              51,261
         Other expenses                                      126,540             107,442
         Restructuring expense                                     -             582,683
                                                    -----------------   -----------------

                 Total operating expenses                  1,150,693           1,996,363
                                                    -----------------   -----------------

Loss from operations                                      (1,066,188)         (1,884,111)

Interest expense, net                                         66,899               1,057
Loss on extinguishment of debt                             1,502,286
Derivative gain                                             (450,973)                  -
                                                    -----------------   -----------------

Loss before discontinued operations                       (2,184,400)         (1,885,168)

Loss from discontinued operations                                  -            (138,882)
                                                    -----------------   -----------------

Net loss                                                 $(2,184,400)        $(2,024,050)
                                                    =================   =================

Net loss per common share, basic and
     diluted                                                 $ (0.48)            $ (0.59)
Weighted average common shares
Outstanding, basic and diluted                             4,529,404           3,454,012


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 POWERLINX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                                           ----------------------------------
                                                                                2006               2005
                                                                           ----------------   ---------------
Cash flows from operating activities:
      Net loss                                                                 $(2,184,400)      $(2,024,050)
      Adjustments to reconcile net loss to net cash flows
           from operating activities:
               Stock-based compensation                                             86,924           100,750
               Amortization                                                         86,417           142,267
               Accretion of debt discount                                           50,258                 -
               Loss on debt extinquishment                                       1,502,286
               Derivative (gain) loss                                             (450,973)
               Depreciation                                                         22,381            24,623
           Changes in operating assets and liabilities
               Accounts receivable                                                  34,523          (230,875)
               Employee advances                                                       682           (18,770)
               Inventories                                                         (58,041)          281,096
               Prepaid expenses and other current assets                            79,350            21,247
               Assets of discontinued operation                                          -            55,533
               Deposits                                                               (100)           20,000
               Accounts payable                                                   (138,558)          182,127
               Accrued expenses                                                   (160,031)          103,492
               Accrued severance                                                   (39,000)          551,000
               Due to related parties                                                    -           (21,528)
               Deferred revenue                                                      3,495           (64,215)
               Liabilities of discontinued operation                               (33,270)          105,926
                                                                           ----------------   ---------------

Net cash flows from operating activities                                        (1,198,056)         (771,377)
                                                                           ----------------   ---------------

Cash flows from investing activities:
      Purchase of property and equipment                                                 -            (1,547)
                                                                           ----------------   ---------------

Net cash flows from investing activities                                                 -            (1,547)
                                                                           ----------------   ---------------

Cash flows from financing activities:
      Proceeds from sales of common stock, net
           costs of $19,730                                                        177,074                 -
      Proceeds from convertible debentures, net
           costs of $82,000                                                      3,018,000                 -
      Repayment of related party debt                                              (31,000)                -
      Proceeds from notes payable                                                   75,000           400,000
      Repayment of notes payable                                                    (3,530)         (100,000)
                                                                           ----------------   ---------------
Net cash flows from financing activities                                         3,235,544           300,000
                                                                           ----------------   ---------------

Net change in cash and cash equivalents                                          2,037,488          (472,924)
Cash and cash equivalents at beginning of period                                   255,293           497,663
                                                                           ----------------   ---------------

Cash and cash equivalents at end of period                                     $ 2,292,781          $ 24,739
                                                                           ================   ===============
                                   (continued)

         The accompanying notes are an integral part of these condensed consolidated financial statements.



                                 POWERLINX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

                   NON-CASH INVESTING AND FINANCING ACTIVITIES


                                                                             For the three months ended March 31,


                                                                                    2006                2005
                                                                             ------------------  ------------------

Issuance of common stock for liabilities                                     $          150,069  $                -
                                                                             ==================  ==================
Issuance of common stock for financing fees                                  $           11,855  $                -
                                                                             ==================  ==================
Conversion of notes payable to convertible debentures                        $        1,373,933  $                -
                                                                             ==================  ==================
Conversion of  Series A preferred stock to common stock                      $           22,045  $          105,816
                                                                             ==================  ==================

                          OTHER CASH FLOWS INFORMATION
Cash paid for taxes                                                          $                -  $                -
                                                                             ==================  ==================
Cash paid for interest                                                       $            2,633  $                -
                                                                             ==================  ==================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                    UNAUDITED

1.   Basis of presentation and significant accounting policies:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of PowerLinx, Inc.'s (the "Company") financial position and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005. These unaudited consolidated financial statements should be read in conjunction with the Company's audited 2005 financial statements, including the notes thereto, and the other information set forth therein in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that can be expected for a full fiscal year.

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

     Stock-Based Compensation:

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share Based Payments" (FAS 123R) using the modified prospective-transition method. Under this transition method, compensation cost in 2006 would include the fair value of the vesting portion of previously issued options granted prior to December 31, 2005 and options granted and vested in 2006. Prior period results would not be restated.

     The adoption of FAS 123R had no effect on net income for the three months ended March 31, 2006, compared to accounting for share based compensation using the previously adopted intrinsic value method under APB No. 25, "Accounting for Stock Issued to Employees" since there was no unrecognized compensation cost related to unvested share awards at December 31, 2005 (or March 31, 2006) and there were no stock options issued during the three months ended March 31, 2006.

     Financial instruments:

     Financial instruments at March 31, 2006 consist of cash and cash equivalents, accounts receivable, trade payables, accrued expenses, derivative liabilities, notes payable and convertible debentures. As of March 31, 2006 the fair values of cash and cash equivalents, accounts receivable, trade payables, accrued expenses approximated their respective carrying values, due to their relative current maturities. The estimated fair value of convertible debentures approximated $4,081,000 at March 31, 2006, based upon the present value of cash flows.

     The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company's common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

     The caption Derivative liability consists of (i) the fair values associated with derivative features embedded in the Convertible Debentures, (ii) the fair values of the detachable warrants issued in connection with the Convertible Debentures and (iii) the fair values of other warrants and convertible instruments where share-settlement is presumed not to be in the Company's control. (See Note 8)

     Concentrations:

     Accounts receivable are concentrated in the Security and DC Transportation products industry and credit losses have been within management's expectations. Although the Company serves a large and varied group of customers, one customer accounted for 34% of total revenue, and 50% of the DC Transportation Product Segment revenues for the three months ended March 31, 2006. For the three months ended March 31, 2005, two customers accounted for 40% of total revenues.

     The Company's product assembly is dependent upon the operations of two primary labor suppliers, one of which is outside the United States. At March 31, 2006 a non-material amount of inventory was held off-site at these locations. If the Company should lose these suppliers of assembly servicing there could be a disruption in the operations of the Company. The Company is in the process of securing alternative sources for these services.

     Reclassifications

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.   Liquidity and management's plans:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred loss from operations of $1,066,188 and $1,884,111 during the three months ended March 31, 2006 and 2005, respectively. In addition, during those periods, the Company has used cash of $1,198,056 and $771,377 respectively, in its operating activities and has a stockholders'deficit at March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has devoted significant efforts in the further development and marketing of its existing products in its Security and DC Transportation Products Segments, but revenues cannot yet be considered as sufficient to fund operations for any sustained period of time. The Company has allocated significant resources to the development of new power line technologies and products that will be launched in the third and fourth quarters of fiscal year 2006. The Company's ability to continue will be dependent upon achieving profitable operations through the licensing and sales of these new technologies and products.

     The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation Products Segment products and (iii) ultimately the achievement of profitable operations. During the three months ended March 31, 2006, the Company secured financing of $4,473,933 in the form of convertible debentures which included proceeds of $3,100,000 and the conversion of $1,373,933 of otherwise short term existing obligations to long term debt (See Note 8). While the proceeds of this financing will significantly mitigate the Company's liquidity difficulties, the ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

3.   Segment information:

     The Company operates in three identifiable industry segments. The Marine Products Segment markets and sells underwater video cameras, lighting and accessories principally to retail sporting goods businesses throughout the United States. The Security Products Segment develops, markets, licenses, and sells proprietary power line video security devices and consumer electronic products; to retailers, governmental agencies, commercial businesses, and original equipment manufacturers, throughout the United States. The DC Transportation Products Segment develops and sells power line rear and side vision systems for all classes of vehicles in the transportation industry to distributors and original equipment manufacturers throughout the United States. The Company had a fourth segment, the Hotel/MDU (Multi-dwelling unit) Products Segment, but its operations were discontinued in March of 2005 as part of the restructuring of the Company's management and operations. The operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of operations for all periods presented (See Note 10). The Company's facilities and other assets are not distinguished among the identifiable segments. Other financial information about the Company's segments is as follows:

                                                    Three months ended March 31, 2006

                                         Security         Marine        DC Trans
                                         Products        Products       Products          Total
Net revenue                                $ 9,552       $ 59,386       $ 142,647       $ 211,585
Cost of sales                              $ 8,119       $ 36,225        $ 82,735       $ 127,079
Gross profit                               $ 1,433       $ 23,161        $ 59,911        $ 84,505
Research and development:
         Stock based                           $ -            $ -             $ -             $ -
         Other                           $ 103,122        $ 1,320        $ 27,765       $ 132,207

                       Total R & D       $ 103,122        $ 1,320        $ 27,765       $ 132,207



                                                   Three months ended March 31, 2005

                                         Security         Marine        DC Trans
                                         Products        Products       Products          Total

Net revenue                              $ 225,379       $ 49,229       $ 152,826       $ 427,434
Cost of sales                            $ 192,436       $ 31,617        $ 91,129       $ 315,182
Gross profit                              $ 32,943       $ 17,612        $ 61,697       $ 112,252
Research and development:
         Stock based                       $ 7,681                                        $ 7,681
         Other                           $ 127,483        $ 3,268        $ 32,687       $ 163,438

                       Total R & D       $ 135,164        $ 3,268        $ 32,687       $ 171,119


4.   Inventories:

     Inventories consisted of the following:

                                             March 31,        December 31,
                                               2006              2005

           Raw materials                   $  343,575        $    280,360
           Finished goods                     303,961             309,135
                                           ----------        ------------
                                           $  647,536        $    589,495
                                           ==========        ============


5.   Intangible assets:

     Intangible assets consisted of the following at March 31, 2006:

                                                                       DC
                                    Security         Marine      Transportation       Total

Patents                              $ 1,577,813       $ 741,148      $        -    $  2,318,961
Software license agreement               461,360               -               -         461,360
Trademark                                 46,962               -          46,963          93,925
Acumulated amortization               (1,719,952)       (741,148)              -      (2,461,100)
                                 ----------------------------------------------------------------
                                     $   366,183       $       -      $   46,963    $    413,146
                                 ================================================================




     Intangible assets consisted of the following at December 31, 2005:


                                                                         DC
                                      Security         Marine      Transportation       Total

Patents                              $  1,577,813     $  741,148       $       -      $ 2,318,961
Software license agreement                461,360              -               -          461,360
Trademark                                  46,962              -          46,962           93,924
Acumulated amortization                (1,601,098)      (717,736)              -       (2,318,834)
                                   -----------------------------------------------------------------
                                     $    485,037     $   23,412       $  46,962     $    555,411
                                   =================================================================

6.   Notes Payable:

     All other outstanding notes payable as of December 31, 2005 were converted to convertible debentures on March 22, 2006; except for $31,000 re-paid at the closing (See Note 8).

7.   Accrued Severance Payable:

     During March, 2005, the Company incurred severance expenses related to the departure of two officers of the Company. The total amount payable amounted to $551,000 and is comprised of payments of both cash and common stock. Under the separation agreements, the Company issued a total of 2.5 million shares of restricted common stock to the two former officers. The stock was valued at $275,000 or $.11 per share, the closing market price of the Company's common stock on March 31, 2005; the date at which the liability was probable. Severance costs and related legal fees have been recorded as restructuring charges in the accompanying statement of operations for the period ended March 31, 2005.

8.   Convertible Debentures

     On March 16, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), with several accredited investors (collectively the "Purchasers"), under which the Company agreed to issue and sell to the Purchasers in a private placement up to $4,473,933 aggregate principal amount of 8% Convertible Debentures, due March 22, 2008 (the "Convertible Debentures") and detachable warrants to purchase 1,841,335 shares of common stock (the "Warrants") for proceeds of $3,100,000 and the conversion of $1,373,933 of pre-existing notes and accrued interest (the "Proceeds"). Financing costs amounted to $82,000. On March 23, 2006 the Company issued $4,073,933 face value of the Convertible Debentures for cash of $2,700,000 and the pre-existing notes. On March 27, 2006 and March 29, 2006, the Company issued $250,000 and $150,000, respectively, of Convertible Debentures for cash. The Company intends to use the net available proceeds for general corporate and working capital purposes.

     The Purchasers received registration rights related to the common shares underlying the conversion feature of the Convertible Debentures and the Warrants. The Registration Rights include requirements for filing, effectiveness, continued effectiveness and continued listing over the term of the outstanding instruments. The Registration Rights Agreement provides for monthly liquidating damages of up to 2.0% for failure to achieve or maintain effectiveness and listing. In addition, the Convertible Debentures provide for a mandatory redemption of 120% of outstanding face value for defaults under the Debenture and Registration Rights Agreements.

     8.0% Convertible Debentures, Warrants and Other Derivatives:
     -----------------------------------------------------------

     The carrying value of the Company's 8.0%, Face Value $4,473,933 Convertible Debentures amounted to $50,258 at March 31, 2006. Amortization of the debt discount, included in interest expense, amounted to $50,258 for the three months ended March 31, 2006.

     The Convertible Debenture Financings included registration rights and certain other terms and conditions related to share settlement of the embedded conversion features and the warrants that the Company has determined are not within its control. In addition, certain features associated with the financings, such as variable redemption rates afforded the Purchasers render the number of shares issuable to be indeterminate. In these instances, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, requires allocation of the proceeds between the various instruments and the derivative elements carried at fair values. The following tabular presentation reflects the allocation of the proceeds on the financings date:

                                            March 23,          March 27,            March 29,
                                             2006                2006                2006                    Total
                                       ------------------- -------------------- ------------------- --------------------
     Embedded derivative features      $   4,853,093       $     200,648         $     95,757         $    5,149,498
     Detachable warrants                   3,953,859             180,105               96,505              4,230,469
     Derivative loss                      (3,392,566)           (130,753)             (42,262)            (3,565,581)
     Debt extinguishment loss             (1,340,454)                 --                   --             (1,340,454)
     Convertible debentures                       --                  --                   --                     --
                                       ------------------- -------------------- ------------------- --------------------
        Total proceeds                 $   4,073,933       $     250,000         $    150,000         $    4,473,933
                                       =================== ==================== =================== ====================

     Derivative losses arose in connection with the allocation of proceeds to derivative financial instruments at their respective fair values, which amounts exceed amounts received by the Company in connection with the financing arrangement. The discount to the Convertible Debentures resulting from the aforementioned allocation is being amortized through periodic charges to interest expense using the effective method.

     The following tabular presentation reflects the components of Derivative financial instruments on the Company's balance sheet at March 31, 2006:

       (Assets) Liabilities:
         Embedded derivative instruments                      $    2,599,680
         Freestanding derivatives (warrants)                       2,823,758
         Other derivative financial instruments (1)                   81,757
                                                              ------------------
                                                              $    5,505,195
                                                              ==================

(1) Other derivative financial instruments represent the fair values of warrants and other convertible instruments that were reclassified from stockholders' equity when, in connection with the Convertible Debenture Financings, the Company determined that it no longer had sufficient authorized and unissued shares to settle all of its instruments. On March 23, 2006, an amount of $144,781 was reclassified from stockholders' equity representing the fair value of these instruments. The balance in the table above represents the fair value at March 31, 2006.

     The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed at March 31, 2006:

            Common shares indexed:
              Embedded derivative instruments                      4,347,141
              Freestanding derivatives (warrants)                  1,883,761
              Other derivative financial instruments                 143,984
                                                              ------------------
                                                                   6,374,886
                                                              ==================

     Income (expense) for the three months ended March 31, 2006 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to the following:

     Initial recognition of derivative loss at inception of
         debenture agreement:                                    ($3,565,581)
     Adjustment of derivative liability to fair value
         at March 31, 2006:                                        4,016,554
                                                               -----------------
     Net Derivative Gain:                                         $  450,973
                                                               =================

     Fair value considerations for derivative financial instruments:

     Freestanding derivative instruments, consisting of the Warrants and reclassified derivative instruments that arose from the Convertible Debenture Financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of March 31, 2006 are as follows:

       ---------------------------- -------------------- --------------------
                                                              Other
            Instrument                   Warrants             Derivatives
                                    -------------------- --------------------
            Exercise prices              $2.375              $2.50 --$25.00
            Term (years)                  5.0                  1.0 -- 10.0
            Volatility                  162.9%               104.8%--183.1%
            Risk-free rate                3.65%               3.65%--  4.88%
       ---------------------------- -------------------- --------------------

     Embedded derivative instruments consist of multiple individual features (conversion features, redemption features, and registration rights) that were embedded in the Convertible Debentures. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each Debenture, aggregated into one compound derivative financial instrument for financial reporting purposes. These compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled/mandatory redemption features) that are necessary to value these complex derivatives.

     Significant terms and assumptions included in this model as of March 31, 2006 are as follows:

       ------------------------------------------------ -----------------------
            Conversion price                                 $ 1.235
            Actual term (years)                                2.0
            Equivalent term (years)                            1.6
            Equivalent volatility                            149.21%
            Equivalent risk-adjusted interest rate             8.27%
            Equivalent risk-adjusted yield rate               11.39%
       ------------------------------------------------ -----------------------

     Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

9.   Stockholders' deficit:

     On March 22, 2006 the Company effectuated a one for fifty reverse split of its common stock as approved by its Board of Directors on March 3, 2006. As a result, every fifty shares of common stock of the Company that is issued and outstanding shall automatically be combined into one issued and outstanding share without any change in the par value of such shares. The number of shares the Company is authorized to issue was also reversed in the same one for fifty ratio. The reverse stock split affects all shares of common stock, stock options, and warrants outstanding as of the effective time of the reverse stock split. The Company will pay cash to shareholders in lieu of any fractional shares.

     2006 Common Stock Issuances:

     During the three months ended March 31, 2006, the Company issued 1,420,000 shares of restricted common stock for payment of interest, in lieu of cash, relating to various notes payable that were outstanding at December 31, 2005. The shares were valued at $61,070, based on the closing market price of the Company's common stock corresponding to the date of each note.

     During the three months ended March 31, 2006, the Company issued 379,097 shares of restricted common stock in conjunction with a litigation settlement. The shares were valued at $15,164, based on the closing market price of the Company's common stock on the effective date of the agreement; December 12, 2005.

     During the three months ended March 31, 2006, the Company issued 8,746,833 shares of restricted common stock in conjunction with a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $.0225 per share, resulting in gross proceeds of $196,804 from the offering. The securities underlying the offering include piggy-back registration rights.

     During the three months ended March 31, 2006, the Company issued 898,100 shares of restricted common stock, in lieu of cash, for payment for raw materials inventory and for rent for the Company's distribution warehouse in Clearwater, Florida. The shares were valued at $44,905, based on the closing market price of the Company's common stock on the effective date of the agreement, November 30, 2005.

     During the three months ended March 31, 2006, the Company issued 421,500 shares of restricted common stock for financing fees owed in conjunction with a finder's fee agreement relating to the Company's December 2005 private equity placement. The shares were valued at $11,855, based on the terms of the finder's fee agreement.

     During the three months ended March 31, 2006, the Company issued 500,000 shares of restricted common stock to employees in the form of stock compensation. The shares were valued at $15,000, based on the closing market price of the Company's common stock on date the grant was approved.

10.  Discontinued Operations:

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

     Operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of income for all periods presented. Following are the components of the amounts disclosed:

       Loss from Discontinued Operations

                                                                      Period Ending
                                                             March 31,              March 31,
                                                                2006                   2005
                                                          -----------------      -----------------
Net Revenues                                                           $ -              $ 242,504
Cost of Goods Sold                                                       -                228,438

     Gross Profit                                                        -                 14,066

Operating Expenses                                                       -                152,948

                                                          -----------------      -----------------
Net Loss from discontinued operations                                  $ -             $ (138,882)
                                                          =================      =================

      Assets and Liabilities of Discontinued Operation:

                                                             March 31,           December 31,
                                                                2006                   2005
                                                          -----------------      -----------------
Total Assets related to discontinued operations
          Accounts Receivable                                     $ 16,588               $ 16,588
                                                          =================      =================


Total Liabilities related to discontinued operations
          Accounts Payable                                       $ 121,858              $ 155,128
                                                          =================      =================


11.  Commitments and contingencies:

     Litigation, claims and assessment:

     Satius, Inc. License Agreement

     On August 12, 2005, the Company was served with a complaint filed in the Court of Common Pleas, Montgomery County, Pennsylvania. The action was filed by Satius, Inc. ("Satius"). The suit alleges breach of contract involving a license agreement with Satius dated December 18, 2003, that related to certain of the Company's analog power products. This same license agreement was terminated by Satius on July 10, 2004. Satius also seeks a preliminary injunction in connection with this action. The suit remains in the discovery phase and, as of the filing of this document, the parties are awaiting the Court's ruling on a May 3, 2006, hearing to dismiss the case in whole or in part. No hearing is currently scheduled for the motion for preliminary injunction. The Company and its management believe that it is not in violation of the terminated license agreement and intend to defend the law suit vigorously. However, there can be no assurance that the Company will prevail on the merits of the case. Litigation of this matter will be expensive and will divert time and financial resources away from the Company's business. In addition, an unfavorable outcome in this matter would result in substantial harm and possibly severe damage to the Company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements

You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-Q ("Report"). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005.

The section entitled "Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and similar types of discussions in other SEC filings discuss some of the important risks that may affect our business, results of operations and financial condition. Some of those risks are as follows:

*Our business depends on the protection of our intellectual property and may suffer if we are unable to adequately protect our intellectual property.

*Our stock price can be extremely volatile.

You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our Company or to maintain or decrease your investment.

This Report may contain forward-looking @ statements within the meaning of
Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and
(e) any statements using the words "believes," "budget," "target," "goal," A anticipate," A expect," "plan," "outlook," "objective," A may," A project," A intend," "estimate," or similar expressions. These statements are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.

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

Net revenues of $211,585 for the three month period ended March 31, 2006 decreased 50% compared to net revenues for the same period ended March 31, 2005. One reason for the decline was the cancellation of on air shows with Home Shopping Network, a customer that in past reporting periods has accounted for a significant portion of our SecureView sales. The shows were cancelled because of declining sales performance due to market saturation and a restructuring that is currently taking place at HSN. Consequently, sales in our DC Transportation products segment accounted for 67% of total revenues for the three month period ended March 31, 2006 compared to 36% for the same period ended March 31, 2005.

As a result of the restructuring plan that we initiated in April of 2005, we entered fiscal year 2006 much leaner in terms of both personnel and overall operating expenses. For the three month period ended March 31, 2006, total operating expenses decreased by $845,671, or 42%, compared to the same period ended March 31, 2005. In addition, for the three month period ended March 31, 2006, loss from operations decreased by $817,923, or 43%, compared to the same period ended March 31, 2005.

We continued to be extremely short on working capital during the three months ended March 31, 2006. This required management to focus primarily on raising capital. A large amount of our management's resources was spent on raising short-term capital and acquiring bridge loans to fund operations while simultaneously attempting to secure the long-term financing needed to execute the business plan. The shortage of capital had a negative impact on revenues as we were unable to finance required inventory levels on a timely basis. In addition, it was necessary to severely curtail product development efforts. These circumstances did cause a delay in the development of new products; however we are on schedule to introduce new technology and products in the third and fourth quarters of 2006 as previously announced.

The new technologies to be introduced in 2006 include:

o More versatile transportation technology: The new transportation product will be capable of operating on more vehicles, will be more reliable and will be capable of operating on both US and International electrical standards. This will give PowerLinx the opportunity to pursue International markets in addition to North America.

o Audio over power line: This technology will enable the user to transmit and receive audio over the existing power lines in a home. This technology enables or may enhance several potential products. Users may send audio from their stereo to speakers anywhere in their home. Music from iPods may be transmitted to remote speakers. OEM surround sound system makers could use this technology to transmit sound to the rear speakers.

o Multi-camera video surveillance system: This technology allows the user to use multiple cameras over the power line versus our current technology which only supports one camera. In addition, the user can adjust camera color and brightness using a remote control.

o Power line IP Network Camera: A user can transmit the video from their camera over the existing power lines to their computer. They can also choose to view the video on a computer from remote locations. This enables the user to use the camera for video surveillance from any computer with broad band Internet access.

Of most significance during the three month period ended March 31, 2006 was the successful completion of our capital raising efforts. On March 16, 2006 we entered into a Securities Purchase Agreement with several institutions and accredited investors, under which we agreed to issue and sell to the Purchasers an aggregate principal amount of $4,473,933 of convertible debentures, including the conversion of $1,373,933 of existing short-term debt, an aggregate of up to $3,100,000 in proceeds, and warrants to purchase up to 94,188,063 (1,883,761 shares as adjusted for the March 22, 2006 1 for 50 reverse stock split) shares of common stock. All the conditions for closing were met and all proceeds from the transaction were received as of March 29, 2006. (For a more detailed description of the terms and conditions, see Note 8 to the financial statements or refer to the Company's current reports filed on Form 8-K and 8-K/A with the Securities and Exchange Commission on March 22, 2006 and April 7, 2006).

The completion of this capital raising effort, which was a fundamental part of our restructuring plan, affords us the opportunity to execute the business plan we have developed. In addition, we are also very pleased to have been able to garner such solid and reputable institutions as our financing partners; who offer other resources, in addition to the capital provided, for us to draw upon as we move forward.

RESULTS OF OPERATIONS

See Note 3 to the financial statements for additional segment reporting.

THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

NET REVENUE. Net revenue decreased 50% from $427,434 for the three months ended March 31, 2005 to $211,585 for the three months ended March 31, 2006. Marine product segment sales were $59,386 or 28% of total revenues for the three months ended March 31, 2006 compared to $49,229, or 11% of total revenues, for the three months ended March 31, 2005. Overall, marine product sales increased $10,157, or 21%. Security product segment sales were $9,552 or 5% of total revenues for the three months ended March 31, 2006 compared to $225,379, or 53% of total revenues, for the three months ended March 31, 2005. Overall, security product sales decreased $215,827, or 96%. DC Transportation product segment sales were $142,647, or 67% of total revenues for the three months ended March 31, 2006 compared to $152,826, or 36% of total revenues for the three months ended March 31, 2005. Overall, DC Transportation product sales decreased $10,179, or 7%. The increase in the marine product segment sales was due to a general increase in consumer attendance at regional boat shows. The reduction in the security products segment is due primarily to the cancellation of on air sales shows on Home Shopping Network (HSN). The cancellation of the on air shows was due to market saturation and a general restructuring at HSN. The decrease in revenues for the DC transportation product segment was driven primarily by the Company's inability to finance the proper inventory levels due to a cash shortage prior to the Company completing its fund raising efforts on March 22, 2006.

COST OF GOODS SOLD. Cost of Goods sold decreased 60% from $315,182 for the three months ended March 31, 2005 to $127,080 for the three months ended March 31, 2006. As a percentage of net revenue, cost of goods sold decreased to 60% for the three months ended March 31, 2006 from 74% for the three months ended March 31, 2005. Cost of goods sold for the marine products segment increased $4,608 or 15%, from $31,617 for the three months ended March 31, 2005 to $36,225 for the same period ended in 2006. As a percentage of net revenue, cost of goods sold for the marine product segment decreased from 64% for the three months ended March 31, 2005 to 61% for same period ended in 2006. Cost of goods sold for the security products segment decreased $184,317 or 96%, from $192,436 for the three months ended March 31, 2005 to $8,119 for the same period ended in 2006. As a percentage of revenue, cost of goods sold for the security product segment did not change from 85% for the three months ended March 31, 2005 to 85% for same period ended in 2006. Cost of goods sold for the DC Transportation product segment decreased $8,394 or 9% from $91,129 for the three months ended March 31, 2005 to $82,735 for the same period ended in 2006. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment decreased from 60% for the three months ended March 31, 2005 to 58% for same period ended in 2006.

The decrease in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by the elimination of sales promotions during the period ended March 31, 2006. The decrease in the cost of goods sold as a percentage of net revenues for the DC Transportation product segment was due to improved component pricing negotiated during the period.

GROSS PROFIT MARGIN. Gross profits on sales for the three months ended March 31, 2006 amounted to $84,505 or 40% of net revenues, compared to $112,252, or 26% of net revenues, for the three months ended March 31, 2005. The marine products segment contributed $23,160 and $17,612 of the total gross profit for the three months ended March 31, 2006 and 2005, respectively. The security products segment contributed $1,433 and $32,943 of the total gross profit for the three months ended March 31, 2006 and 2005, respectively. The DC Transportation products segment contributed $59,912 and $61,697 of the total gross profit for the three months ended March 31, 2006 and 2005, respectively. The gross profit percentage for the marine products segment increased from 36% for the three months ended March 31, 2005 to 39% for the three months ended March 31, 2006. The gross profit percentage for the security products segment did not change from 15% for the three months ended March 31, 2005 to 15% for the three months ended March 31, 2006. The gross profit percentage for the DC Transportation products segment increased from 40% for the three months ended March 31, 2005 to 42% for the three months ended March 31, 2006.

The increase in the gross profit margin as a percentage of net revenues for the marine products segment was driven primarily by the elimination of sales promotions during the period ended March 31, 2006. The increase in the gross profit margin as a percentage of net revenues for the DC Transportation product segment was due to improved component pricing negotiated during the period.

SALARIES AND WAGES. Salaries and Wages decreased 32% from $424,207 for the three months ended March 31, 2005 to $289,318 for the three months ended March 31, 2006. The decrease was due to the overall reduction in employees as a result of the Company's restructuring plan initiated in April of 2005. Salary and Wages is comprised of employee wages and stock compensation. During the three months ended March 31, 2006, $15,000 of non-cash stock-based compensation was recorded in conjunction with common stock issued to an employee pursuant to employment contract obligations.

PROFESSIONAL & CONSULTING FEES. Professional and consulting fees decreased 10% from $388,446 for the three months ended March 31, 2005 to $349,030 for the three months ended March 31, 2006. The decrease was due to the elimination of consulting fees but was offset by an increase in legal fees from attorneys handling the Company's matters with the Securities & Exchange Commission and defending the Satius law suit (See Legal Proceedings). Professional and consulting fees include fees paid to attorneys, accountants, and business consultants.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization decreased 35% from $166,890 for the three months ended March 31, 2005 to $108,798 for the three months ended March 31, 2006. The decrease was attributable to a reduction in amortization expense as certain intangible assets were fully amortized as of December 31, 2005.

RESEARCH & DEVELOPMENT. Research and development expense decreased 23% from $171,119 for the three months ended March 31, 2005, to $132,207 for the three months ended March 31, 2006. The decrease was due to a budget reduction based on the Company's cash position during the period. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security (both analog and digital) and DC Transportation product segments. For the three months ended March 31, 2006, of the total Research & Development expenditures, $103,122 or 78% was related to the security & audio products segment, $27,765 or 21% was related to the DC Transportation products segment, and $1,320 or 1% was related to the marine products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years.

ADVERTISING AND PROMOTIONS. Advertising and promotions decreased 3% from $56,170 for the three months ended March 31, 2005 to $54,396 for the three months ended March 31, 2006. The decrease was due directly to a reduction in print advertising for the DC transportation product segment. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES. Rent and utilities increased 8% from $48,145 for the three months ended, March 31, 2005 to $52,007 for the three months ended, March 31, 2006. The increase is due to the inclusion of rent for the Company's distribution warehouse that was omitted during the prior period. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL & ENTERTAINMENT EXPENSE. Travel & entertainment expense decreased 25% from $51,261 for the three months ended March 31, 2005 to $38,397 for the three months ended March 31, 2006. The decrease was attributed to adherence to budgeted expenditures and an overall reduction in the number of employees traveling as a result of Company's restructuring plan initiated in April of 2005. Travel & entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking & tolls, hotels & lodging, taxis, meals, and entertainment.

OTHER EXPENSES. Other expenses increased 18% from $107,443 for the three months ended March 31, 2005 to $126,540 for the three months ended March 31, 2006. The increase was due to a charge to a $31,250 charge to provision for doubtful accounts. Other expenses include travel, supplies, property taxes, insurance, financing fees, bank charges, provision for doubtful accounts, postage & delivery, and various other expenses that are classified as miscellaneous.

NON-OPERATING INCOME (EXPENSE) ITEMS. Non-operating income (expense) increased from ($1,507) for the three months ended March 31, 2005 to ($1,118,212) for the three months ended March 31, 2006. Components of non-operating expenses are as follows:

     o Interest expense increased to $66,899 for the three months ended March 31, 2006 from ($1,507) for the three months ended March 31, 2005. The current period interest expense includes ($50,258) of amortization of debt discount on the Convertible Debentures. The Company records amortization using the effective interest method and, accordingly, interest expense associated with these debentures will increase as the carrying value increases.

     o Loss of extinguishment of ($1,502,286) arose in connection with our debenture financing where we allocated the fair value of instruments issued in connection with the financing to the proceeds and the debt relieved on a relative fair value basis. This calculation resulted in a loss on extinguishment associated with the relieved indebtedness.

     o Derivative gain, which amounted to $450,973 for the three months ended March 31, 2006 arises from fair value adjustments to our derivative financial instruments. These instruments consist of freestanding warrants and embedded conversion features associated with the Debenture offering. We will continue to incur fair value adjustments to these instruments until such instruments are converted, exercised or reclassified to stockholders' equity. Future fair value adjustments require the use of subjective estimates. However, the principal drive of our valuation model is the Company's trading common stock. Accordingly, future volatility in the trading market price may result in significant changes in fair value that are required to be recorded as adjustments in income.


LIQUIDITY & CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred loss from operations of $1,066,188 and $1,884,111 during the three months ended March 31, 2006 and 2005, respectively. In addition, during those periods, the Company has used cash of $1,198,056 and $771,377 respectively, in its operating activities and has a stockholders'deficit at March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has devoted significant efforts in the further development and marketing of its existing products in its Security and DC Transportation Products Segments, which, while now showing improved revenues, cannot yet be considered as sufficient to fund operations for any sustained period of time. The Company has allocated significant resources to the development of new power line technologies and products that will be launched in the third and fourth quarters of fiscal year 2006. The Company's ability to continue will be dependent upon achieving profitable operations through the licensing and sales of these new technologies and products.

The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation Products Segment products and (iii) ultimately the achievement of profitable operations. During the three months ended March 31, 2006, the Company secured financing of $4,473,933 in the form of convertible debentures which included proceeds of $3,100,000 and the conversion of $1,373,933 of otherwise short term existing obligations to long term debt (See Note 8). While the proceeds of this financing will significantly mitigate the Company's liquidity difficulties, the ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the three months ended March 31, 2006 the Company funded its losses from operations through the following vehicles:

o On March 16, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), with several accredited investors (collectively the "Purchasers"), under which the Company agreed to issue and sell to the Purchasers in a private placement up to $4,473,933 aggregate principal amount of convertible debentures ("Debentures"), including $1,373,933 of existing debt being converted into the Debentures, and warrants to purchase common stock (the "Warrants") for an aggregate of up to $3,100,000 (the "Proceeds"). All the closing conditions have been satisfied on March 23, 2006. On March 23, 2006 the Company received a portion of the Proceeds in the amount of $2,563,572 net of $136,428, which was paid from the Proceeds as payment for commissions and expenses and $87,428 as repayment of certain creditors pursuant to the Purchase Agreement. Furthermore, on March 27, 2006, the Company received $250,000 and on March 29, 2006 the Company received a final disbursement of the Proceeds in the amount of $150,000, for a total aggregate amount of the Proceeds of $3,100,000 disbursed to the Company. The Company intends to pay a portion of the Proceeds as a broker's fee with respect to the sale of the Debentures and Warrants to the Purchasers, and to use the net available proceeds for general corporate and working capital purposes. The Warrants may be exercised for an aggregate of up to 94,188,063 (1,883,761 as adjusted for the March 22, 2006 1 for 50 reverse stock split) shares of common stock until March 22, 2011, at price per share equal to the product of (i) 1.25 and (ii) the Applicable Initial Reference Price (the "Exercise Price"). The exercise price will be subject to adjustment for events and transactions as stated in the Warrant. The transaction was recorded as a derivative liability on the Company's balance sheet (See "Note 8" to the financial statements).

In May 2006, the Company issued a purchase order to its overseas supplier in the amount of $352,500 for the manufacturing of the Company's Secure View product. The product is expected to be delivered during the 2nd quarter ended June 30, 2006. In addition, the Company has also placed purchase orders totaling $50,000 for critical chip components used in its new products to be ready for manufacturing during the 3rd and 4th quarters ended September 30, 2006 and December 31, 2006, respectively. Other than outlined above, the Company has no material commitments for the purchase of raw materials or components. The Company issues purchase orders for these items for the purposes of fulfilling customer orders and maintaining reasonable levels of inventory.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to changes in prevailing market interest rates affecting the return on its investments but does not consider this interest rate market risk exposure to be material to its financial condition or results of operations. The Company invests primarily in United States Treasury instruments with short-term (less than one year) maturities. The carrying amount of these investments approximates fair value due to the short-term maturities. Under its current policies, the Company does not use derivative financial instruments, derivative commodity instruments or other financial instruments to manage its exposure to changes in interest rates or commodity prices.

Item 4.   Controls and Procedures

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

Litigation, claims and assessment:

Satius, Inc. License Agreement

On August 12, 2005, the Company was served with a complaint filed in the Court of Common Pleas, Montgomery County, Pennsylvania. The action was filed by Satius, Inc. ("Satius"). The suit alleges breach of contract involving a license agreement with Satius dated December 18, 2003, that related to certain of the Company's analog power products. This same license agreement was terminated by Satius on July 10, 2004. Satius also seeks a preliminary injunction in connection with this action. The suit remains in the discovery phase and, as of the filing of this document, the parties are awaiting the Court's ruling on a May 3, 2006, hearing to dismiss the case in whole or in part. No hearing is currently scheduled for the motion for preliminary injunction. The Company and its management believe that it is not in violation of the terminated license agreement and intend to defend the law suit vigorously. However, there can be no assurance that the Company will prevail on the merits of the case. Litigation of this matter will be expensive and will divert time and financial resources away from the Company's business. In addition, an unfavorable outcome in this matter would result in substantial harm and possibly severe damage to the Company.

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

Item 1A. Risk Factors

During the quarterly period ended March 31, 2006, no material changes occurred with respect to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. Please read the section entitled "Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and similar types of discussions in other SEC filings which discuss some of the important risks that may affect our business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 17, 2006, the Company issued 1,420,000 shares of restricted common stock for payment of interest, in lieu of cash, relating to various notes payable that were outstanding at December 31, 2005. The shares were valued at $61,070, based on the closing market price of the Company's common stock corresponding to the date of each note.

On January 30, 2006, the Company issued 379,097 shares of restricted common stock in conjunction with a litigation settlement. The shares were valued at $15,164, based on the closing market price of the Company's common stock on the effective date of the agreement; December 12, 2005.

On February 14, 2006, the Company issued 2,676,471 shares of restricted common stock in conjunction with exercise of outstanding warrants from which it received proceeds in the amount of $133,824. The warrants were re-priced and exercisable at $.05 per share based on the approval of the Company's Board of Directors.

On February 22, 2006, the Company issued 20,651,411 shares of restricted common stock in conjunction with a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $.0225 per share, resulting in gross proceeds of $464,657 from the offering. The securities underlying the offering include piggy-back registration rights.

On March 7, 2006, the Company issued 898,100 shares of restricted common stock, in lieu of cash, for payment for raw materials inventory and for rent for the Company's distribution warehouse in Clearwater, Florida. The shares were valued at $44,905, based on the closing market price of the Company's common stock on the effective date of the agreement, November 30, 2005.

On March 7, 2006, the Company issued 421,500 shares of restricted common stock for financing fees owed in conjunction with a finder's fee agreement relating to the Company's December 2005 private equity placement. The shares were valued at $11,855, based on the terms of the finder's fee agreement.

On March 7, 2006, the Company issued 500,000 shares of restricted common stock to employees in the form of stock compensation. The shares were valued at $15,000, based on the closing market price of the Company's common stock on date the grant was approved.

All of our securities issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b) and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder. With respect to the sale of the Units described above, the Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to
Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder since, among other things, (1) the transaction did not involve a public offering, (2) the investors were accredited investors and/or qualified institutional buyers, (3) the investors had access to information about the Company and their investment, (4) the investors took the securities for investment and not resale, (5) the Company took appropriate measures to restrict the transfer of the securities, and (6) no commissions were paid in connection with the placement and/or sale of the securities.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

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

Dated: May 15, 2006                       POWERLINX, INC.



                                          By: /s/ MICHAEL TOMLINSON
                                             ----------------------
                                             MICHAEL TOMLINSON
                                             Chief Executive Officer


                                          By: /s/ DOUGLAS BAUER
                                             ------------------
                                             DOUGLAS BAUER
                                             Chief Financial Officer