Form 10-K/A
period 2005-12-31
POWERLINX INC
filed 2006-06-20
CIK 894536

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                   (Mark one)

     |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                         Commission file number 0-23081

                                 POWERLINX INC.
             (Exact Name of Registrant as Specified in its Charter)

               Nevada                                 50-0006815
  --------------------------------       ------------------------------------
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

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                      INDEX

PART I

                                                                            Page

Item 1.        Description of Business.......................................5
Item 1A.       Risk Factors..................................................16
Item 1B.       Unresolved Staff Comments.....................................20
Item 2.        Description of Property.......................................21
Item 3.        Legal Proceedings.............................................21
Item 4.        Submission of Matters to a Vote of Security Holders...........22

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

               Exhibits .....................................................43
               Signatures....................................................44

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

Distribution Methods: Transportation

There are two distribution methods used to service this market place: the first, direct to end-user; the second, to nationally known industry providers at the OEM, distributor, and dealer levels in the industry. In the first method, direct to end-user, the Company provides a complete system tailored to an individual fleet or manufacturer. The Company has identified key customers who collectively represent and estimated ten percent of the class 3-8 trucks registered in America. The Company is focusing its direct to end-user marketing to primary customers including the following:


     o Current: Ryder, Sysco, McKenzie Tank Lines, McLane Trucking Wallis Oil, Sitton Trucking, MBM Food Distributors, Fedex Custom Critical, Mercer Trucking American Tire Corp.


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

As of April 12, 2006, we had 4,779,744 shares of common stock issued and outstanding, and outstanding options and warrants to purchase additional 300,104 shares of common stock. Pursuant to the private offering entered into on March 16, 2006, there is up to 3,622,618 shares of common stock underlying the convertible debentures purchased and up to 1,883,761 shares of common stock underlying warrants which may be available for future sale (collectively the "Shares"). The sale of these Shares may depress the market price of our common stock.

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

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information


              Plan category                 Number of securities        Weighted average        Number of securities
                                              to be issued upon        exercise price of      remaining available for
                                                 exercise of          outstanding options,        future issuance
                                            outstanding options,      warrants and rights
                                             warrants and rights
                                                     (a)                      (b)                       (c)
----------------------------------------------------------------------------------------------------------------------
 Equity compensation plans approved by             410,000                  $3.645                    144,507
 security holders

 Equity compensation plans not approved              None                    None                       None
 by security holders

 Total                                             410,000                  $3.645                    144,507


This 2003 Stock Option Plan is intended to attract and retain the best available personnel for positions with PowerLinx, Inc. or any of its subsidiary corporations (collectively, the "Company"), and to provide additional incentive to such employees and others to exert their maximum efforts toward the success of the Company. The above aims will be effectuated through the granting of certain stock options. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options there under. The plan is administered by the Board of Directors, or by a committee appointed by the Board of Directors that must include at least two members of the Board. Options may be granted to key employees, officers, directors, or consultants of the Company as determined by the Board of Directors. ISO's may be granted, consistent with the other terms of the Plan, to an individual who owns (within the meaning of Sections 422(b)(6) and 424(d) of the Code), more that ten (10%) percent of the total combined voting power or value of all classes of stock of the Company or a subsidiary corporation (any such person, a "Principal Stockholder") only if, at the time such ISO is granted, the purchase price of the Common Shares subject to the ISO is an amount which equals or exceeds one hundred ten percent (110%) of the fair market value of such Common Shares, and such ISO by its terms is not exercisable more than five (5) years after it is granted. A director or an officer of the Company who is not also an employee of the Company, and consultants to the Company shall be eligible to receive Non-ISOs but shall not be eligible to receive ISOs. To the extent that the grant of an Option results in the aggregate fair market value (determined at the time of grant) of the Common Shares (or other capital stock of the Company or any subsidiary) with respect to which Incentive Stock Options are exercisable for the first time by an Optionee during any calendar year (under all plans of the Company and subsidiary corporation) to exceed $100,000, such Options shall be treated as a Non-ISO. The provisions of this subparagraph (e) of Paragraph 4 shall be construed and applied in accordance with Section 422(d) of the Code and the regulations, if any, promulgated there under. The term of each option granted under the plan shall be determined by the Board of Directors consistent with the provisions of the plan, including the following:

     o The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (or in the case of the grant of an ISO to a Principal Stockholder, not less that 110% of fair market value) of such Common Shares at the time such Option is granted

     o The purchase price of the Common Shares subject to each Non-ISO shall not be less than 85% of the fair market value of such Common Shares at the time such Option is granted

     o The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise

     o    The expiration of each Option

When an optionee's relationship or employment with the Company is terminated, the unexercised options may expire immediately or up to 12 months after termination depending on the reasons for termination as outlined in the plan. The aggregate number and class of shares as to which Options may be granted under the Plan, the number and class shares covered by each outstanding Option and the exercise price per share thereof (but not the total price), and all such Options, shall each be proportionately adjusted for any increase decrease in the number of issued Common Shares resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend. Upon a merger, consolidation, acquisition of property or stock, separation, reorganization (other than a merger or reorganization of the Company in which the holders of Common Shares immediately prior to the merger or reorganization have the same proportionate ownership of Common Shares in the surviving corporation immediately after the merger or reorganization) or liquidation of the Company, as a result of which the stockholders of the Company receive cash, stock or other property in exchange for their Common Shares, any Option granted hereunder shall terminate, but, provided that the Optionee shall have the right immediately prior to any such merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation to exercise his Option in whole or in part whether or not the vesting requirements set forth in the stock option agreement have been satisfied. The Plan (but not Options previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of capital stock of the Company entitled to vote thereon, and no Option shall be granted after termination of the Plan. The Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.

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

Report of Aidman, Piser & Company, P.A.                                     F-2

Consolidated balance sheets as of December 31, 2005 and 2004                F-3

Consolidated statements of operations, years ended December
   31, 2005, 2004 and 2003                                                  F-4

Consolidated statements of stockholders' equity (deficit),
   years ended December 31, 2005, 2004 and 2003                             F-5

Consolidated statements of cash flows, years ended
   December 31, 2005, 2004 and 2003                                         F-11

Notes to consolidated financial statements                                  F-13

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

                                       /s/ Aidman, Piser & Company, P.A.

Tampa, Florida
March 17, 2006, except for Note 16, as to which the date is March 29, 2006

                                 POWERLINX, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004


                                                                                                  2005                2004
                                                                                             ---------------   -----------------
                                     ASSETS

Current Assets:
         Cash and cash equivalents                                                                   255,293    $        497,663
         Accounts receivables, net                                                                   157,221             282,480
         Employee Advances                                                                            31,161              51,930
         Inventories                                                                                 589,495             913,467
         Prepaid expenses and other current assets                                                   134,519              48,990
         Assets of discontinued operations                                                            16,588             137,904
                                                                                             ---------------    ----------------
                 Total current assets                                                              1,184,276           1,932,434

Intangible assets, net                                                                               555,411           1,124,479
Deposits                                                                                              18,460              40,334
Property and equipment, net                                                                          203,453             297,044
                                                                                             ---------------    ----------------
         Total assets                                                                              1,961,600          $3,394,291
                                                                                             ===============    ================


                  LIABILIITIES & STOCKHOLDERS EQUITY (DEFICIT)

Current liabilities
         Accounts payable                                                                            834,559    $        528,961
         Accrued expenses                                                                            467,825             164,912
         Accrued severance payable, current portion                                                  112,500                   -
         Deferred revenue                                                                                  -             173,483
         Due to related parties                                                                            -              60,151
         Current maturities of notes payable                                                          22,942               1,765
         Litigation settlement                                                                        90,000             300,000
         Other current liabilities                                                                    61,070
         Liabilities of discontinued operations                                                      155,128              84,603
                                                                                             ---------------    ----------------
                 Total current liabilities                                                         1,744,024           1,313,875
Accrued severance payable, less current portion                                                       34,500
Notes payable, less current maturities                                                             1,108,462              28,235
                                                                                             ---------------    ----------------

                 Total Liabilities                                                                 2,886,986           1,342,110
                                                                                             ---------------    ----------------

Commitments and contingencies (Note 12)

Stockholders' deficit
         Series A convertible preferred stock, $1.00 par value;                                      534,730             776,519
             authorized 5,000,000 shares; issued 1,825,520;
             outstanding (606,408 - 2005; 1,211,016 -2004)
         Common stock, $.001 par value, authorized 8,000,000                                           4,408             172,646
             shares; issued (4,408,142 - 2005; 3,452,923 - 2004)
             outstanding (3,998,670 - 2005; 3,443,451 -2004)
         Additional paid-in capital                                                               24,616,698          21,335,484
         Treasury stock, at cost, 9,472 shares                                                      (287,757)           (287,757)
         Accumulated deficit                                                                     (25,793,465)        (19,944,711)
                                                                                             ---------------    ----------------
         Total stockholders' deficit                                                                (925,386)          2,052,181
                                                                                             ---------------    ----------------
                 Total liabilities and stockholders' deficit                                 $     1,961,600    $      3,394,291
                                                                                             ===============    ================

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

                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2003


                                                Common Stock
                                       ------------------------------  Additional
                                                                         Paid-In        Treasury
                                           Shares          Amount        Capital          Stock
                                       ---------------  ------------- --------------- --------------
Balances, January 1, 2003                  37,739,685   $     37,740  $   11,364,844  $    (277,757)

Net loss                                            -              -               -              -

Conversion of debentures
  to equity                                45,748,151         45,748         808,558              -

Beneficial conversion feature                       -              -         295,277              -

Issuance of stock to employees
  and directors                               167,000            167          16,933              -

Issuance of stock for services
  and royalties                             4,698,500          4,698         236,119              -

Issuance of stock in connection
  with distribution agreement                 500,000            500          24,500              -

Issuance of stock in connection
  with asset purchases and
  licensing agreements                      1,568,750          1,569         365,931              -

Issuance of stock for financing fees          704,350            704          41,388              -

Issuance of stock for liabilities             425,883            425         145,388              -

Sales of common stock                      40,939,568         40,940       2,170,973              -

Equity units subscribed                             -              -               -              -

Repurchase of treasury stock, at cost               -              -               -        (10,000)

Exercise of employee options                  346,000            346          16,954              -

Warrants issued for financing fees                  -              -          15,963              -

Warrants issued in connection with debt             -              -          34,517              -

Exercise of common stock warrants           3,000,000          3,000         297,000              -

Amortization of unearned restricted
  stock compensation                                -              -               -              -
                                       ---------------  ------------- --------------- --------------

Balances, December 31, 2003               135,837,887   $    135,837  $   15,834,345  $    (287,757)
                                       ===============  ============= =============== ==============

                 See notes to consolidated financial statements.

                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2003

                                         Unearned
                                        Restricted        Stock         Equity
                                          Stock       Subscription      Units        Accumulated
                                        Compensation   Receivable     Subscribed        Deficit          Total
                                       -------------- -------------- -------------- ---------------- --------------
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


                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2004





                                        Common Stock
                              ----------------------------   Additional
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

                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2004

                                            Unearned                                                     Series A
                                           Restricted       Stock         Equity                        Convertible
                                             Stock       Subscription     Units        Accumulated      Preferred
                                          Compensation    Receivable    Subscribed       Deficit          Stock         Total
                                         --------------- ------------- ------------- ----------------  ------------- -------------
Balances, January 1, 2004                $      (29,422) $     (3,250) $    250,000  $   (14,793,632)  $          -  $  1,106,121

Net loss                                              -             -             -       (5,123,771)             -    (5,123,771)

Preferred stock dividends                             -             -             -          (27,308)             -       (27,308)

Sales of common stock, net of
  costs of $102,341                                   -         3,250             -                -              -     3,407,159

Issuance of stock to employees
  and directors                                       -             -             -                -              -       252,375

Issuance of stock
  to consultants                                      -             -             -                -              -       299,580

Issuance of stock for patents                         -             -             -                -              -       150,000

Issuance of stock and warrants
  under Equity Unit Offering,
  net of costs of $119,997                            -             -      (250,000)               -      1,609,740     1,455,523

Issuance of warrants
  to consultants                                      -             -             -                -              -        53,747

Issuance of warrants
  for trademark                                       -             -             -                -              -         9,925

Issuance of stock for liability
  due to related party                                -             -             -                -              -        50,000

Issuance of stock in cashless
  exercise of warrants                                -             -             -                -              -             -

Issuance of stock for
  software license                                    -             -             -                -              -       311,360

Conversion of Series A Preferred
  shares to common stock                              -             -             -                -       (833,221)            -

Issuance of stock for
 liabilities                                          -             -             -                -              -        78,048

Adjustment                                            -             -             -                -              -             -

Amortization of unearned
  restricted stock compensation                  29,422             -             -                -              -        29,422
--------------------------------         --------------- ------------- ------------- ----------------  ------------- -------------

Balances, December 31, 2004              $            -  $          -  $          -  $   (19,944,711)  $    776,519  $  2,052,181
================================         =============== ============= ============= ================  ============= =============


                 See notes to consolidated financial statements.


                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2005



                                              Common Stock
                                    ----------------------------------     Additional
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

Issuance of stock for private equity
  offering, net of $132,877 issuance
  costs                                           -                 -                 -         1,161,289

Issuance of common stock in
   settlement of liabilities                      -                 -                 -           210,000

Proceeds of exercise of warrants                  -                 -                 -           133,824

Issuance of stock for private equity
  offering, net of $67,485 issuance
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

                                 POWERLINX, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended
                                                                                           December 31,
                                                                        -----------------------------------------------------
                                                                             2005               2004              2003
                                                                        ---------------    ---------------   ---------------
Cash flows from operating activities:
      Net loss                                                          $   (5,848,754)    $    (5,123,771)  $    (4,023,827)
      Adjustments to reconcile net loss to net cash flows
           from operating activities:
               Stock-based compensation                                         689,361            635,124           375,154
               Amortization                                                     569,068            560,236           607,901
               Accretion of debt discount                                        72,408                  -           525,531
               Loss on debt extinquishment                                      275,000                  -                 -
               Depreciation                                                      97,056             93,335            68,293
               Bad debt expense                                                       -             93,682            19,484
      Changes in operating assets and liabilities
               Accounts receivable                                              216,875           (265,925)         (168,555)
               Accounts receivable, officer                                           -             20,000                 -
               Employee advances                                                 18,769            (51,930)                -
               Inventories                                                      363,092           (394,640)         (320,421)
               Prepaid expenses and other current assets                        (83,530)           (29,911)           10,378
               Assets of discontinued operation                                 (10,570)                                   -
               Deposits                                                          21,874            (40,334)                -
               Accounts payable                                                 220,994            106,255          (329,829)
               Accrued expenses                                                 270,335              5,884           142,553
               Accrued severance                                                147,000                                    -
               Due to related parties                                            (1,859)            60,151                 -
               Deferred revenue                                                (173,483)            86,883            39,193
               Liabilities of discontinued operation                            155,128
                                                                        ---------------    ---------------   ---------------

Net cash flows from operating activities                                     (3,001,236)        (4,244,961)       (3,054,145)
                                                                        ---------------    ---------------   ---------------

Cash flows from investing activities:
      Disposal of property and equipment                                          3,130                  -                 -
      Purchase of property and equipment                                         (5,445)           (42,387)          (29,894)
                                                                        ---------------    ---------------   ---------------

Net cash flows from investing activities                                         (2,315)           (42,387)          (29,894)
                                                                        ---------------    ---------------   ---------------

Cash flows from financing activities:
      Proceeds from sale of equity units                                              -          1,195,003                 -
      Proceeds from stock subscription receivable                                     -              3,250            (1,750)
      Proceeds from sales of common stock, net
           costs of $200,362 in 2005                                          1,362,357          3,403,909         2,208,663
      Preferred stock dividends                                                       -            (27,308)
      Proceeds from convertible debentures                                            -                  -           516,774
      Proceeds from equity unit subscriptions                                         -                  -           250,000
      Proceeds from exercise of common stock warrants                           133,824                  -           300,000
      Proceeds from exercise of common stock options                                  -                  -            17,300
      Proceeds from factoring of receivables                                          -                  -            86,500
      Repayment of related parties debt                                               -           (100,000)          (98,655)
      Proceeds from notes payable, related parties                               75,000            150,000                 -
      Proceeds from notes payable                                             1,390,000                  -            37,000
      Repayments of notes payable                                              (200,000)                 -           (67,000)
      Purchase of Treasury Stock                                                      -                  -           (10,000)
Net cash flows from financing activities                                      2,761,181          4,624,854         3,238,832
                                                                        ---------------    ---------------   ---------------

Net change in cash and cash equivalents                                        (242,370)           337,506           154,793
Cash and cash equivalents at beginning of year                                  497,663            160,157             5,364
                                                                        ---------------    ---------------   ---------------

Cash and cash equivalents at end of year                                $       255,293    $       497,663   $       160,157
                                                                        ===============    ===============   ===============

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

                                                                                  2005                2004               2003
                                                                           ------------------  -----------------   -----------------
       Net loss, as reported                                               $      (5,848,754)  $     (5,123,771)   $     (4,023,827)
                                                                           ==================  =================   =================
       Employee stock-based compensation, as reported                      $         657,361   $        252,375    $              -
                                                                           ==================  =================   =================
       Employee stock-based
                  compensation (fair value method)                         $        (657,361)  $       (252,375)   $       (238,200)
                                                                           ==================  =================   =================
       Pro-forma net loss under fair value method                          $      (5,848,754)  $     (5,123,771)   $     (4,262,027)
                                                                           ==================  =================   =================

       Loss per common share, as reported                                  $           (1.55)  $          (1.73)   $          (2.57)
       Pro forma loss per common share
         under fair value method                                           $           (1.55)  $          (1.73)   $          (2.73)
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


3.   Segment information (continued):


                                                    Year Ended December 31, 2004

                                       Security         Marine         DC Trans
                                       Products        Products        Products         Total
Net revenue                               $ 492,398       $ 211,650      $ 306,472      $1,010,520
Cost of sales                             $ 377,105       $ 107,485      $ 138,670      $  623,260
                                    ---------------------------------------------------------------
Gross profit                              $ 115,293       $ 104,165      $ 167,802      $  387,260
Research and development:
         Stock based                      $ 114,002       $       -      $       -      $  114,002
         Other                            $ 475,679       $       -      $  31,036      $  506,715
                                    ---------------------------------------------------------------

    Total research and
       development                        $ 589,681       $       -      $  31,036      $  620,717


                                                         Year Ended December 31, 2003

                                       Security          Marine          DC Trans
                                       Products         Products         Products          Total

Net revenue                               $ 640,589        $ 373,568        $ 357,886       $1,372,044
Cost of sales                             $ 689,347        $ 183,352        $  87,614       $  960,314
                                   --------------------------------------------------------------------
Gross profit                              $ (48,758)       $ 190,216        $ 270,272       $  411,730
Research and development:
         Stock based                      $ 145,400        $       -        $      -        $  145,400
         Other                            $ 23,360         $       -        $ 37,499        $   60,859
                                   --------------------------------------------------------------------

    Total research and
        development                       $ 168,760        $       -         $ 37,499        $ 206,259

4.   Inventories:

     Inventories consist of the following as of December 31:

                                                  2005                2004
                                          ------------------  ------------------

       Component parts                    $          280,360  $          428,512
       Finished goods                                309,135             524,075
                       Total              $          589,495  $          952,587
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

     Intangible assets consist of the following at December 31, 2005 and 2004:

                                                             2005
                                                        ---------------
                                                                            DC
                                      Security         Marine        Transportation       Total
Patents                                 $1,577,813     $   741,148       $        -      $ 2,318,961
Software license agreement                 461,360               -                -          461,360
Trademark                                   46,962               -           46,962           93,924
Accumulated amortization                (1,601,098)       (717,736)               -       (2,318,834)
                                        -----------    -----------       ----------      -----------
                                        $  485,037     $    23,412       $   46,962      $   555,411


                                                          2004
                                                   -----------------
                                                                           DC
                                      Security          Marine       Transportation       Total
Patents                                 $1,577,813        $ 741,148      $         -       $ 2,318,961
Licensing rights                            37,500                -                -            37,500
Software license agreement                 461,360                -                -           461,360
Trademark                                   46,962                -           46,963            93,925
Accumulated amortization                (1,217,875)        (569,392)               -        (1,787,267)
                                        -----------       ----------               -       ------------
                                        $  905,760        $ 171,756      $    46,963       $ 1,124,479




     Estimated future amortization of finite lived intangibles is as follows:

         Year ending December 31,
                        2006                                                                       $         178,121
                        2007                                                                                 122,272
                        2008                                                                                 122,272
                        2009                                                                                  38,822
                                                                                                   ------------------
                                                                                                   $         461,487

6.   Property and equipment:

     Property and equipment consists of the following as of December 31:

                                                                                     2005               2004
                                                                             ------------------  ------------------
       Automobiles                                                           $             -0-   $           14,903
       Furniture and fixtures                                                          455,001   $          454,769
       Computer equipment                                                              180,120              168,393
                                                                             ------------------  ------------------
                                                                                       635,121              638,065
       Less accumulated depreciation                                                  (431,668)            (333,853)
                                                                             ------------------  ------------------
                                                                             $         203,453   $          304,212
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

9.   Notes Payable

     Notes payable consist of the following at December 31,:

                                                                                           2005                  2004
                                                                                    -----------------    ------------------
     Notes  payable  bearing  interest  at 8%;  principal  and  accrued
     interest due March 2006; secured by inventory. (4)                             $         790,000    $                -

     Convertible notes payable, non-interest bearing; due February 2006; 320,000 shares of common stock and $25,000 due upon
     maturity. (1) (2) (3) (4)                                                                200,000                     -

     Convertible notes payable to related parties (a Company Director or family members); non-interest bearing through December 2005 and at 10% thereafter through maturity in February 2006; 300,000
     shares of common stock due upon maturity (1) (2) (3) (4)                                  75,000                     -

     Convertible notes payable, non-interest bearing; due February 2006; 800,000 shares of common stock due at maturity (1) (2).

         Face value                         $     200,000 (4)
         Less unamortized discount               (161,832)                                     38,168                     -
                                            --------------

     Other                                                                                     28,236                30,000
                                                                                    -----------------    ------------------
                                                                                            1,131,404                30,000
     Less current maturities                                                                  (22,942)               (1,765)
                                                                                    -----------------     -----------------
                                                                                    $       1,108,462     $          28,235
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

     A reconciliation of statutory federal income tax rate with the Company's effective income tax rate for the year ended as of December 31, 2005 and 2004 is as follows:

                                                                2005                2004                2003
                                                          -----------------  ------------------  ------------------
         U.S. federal taxes statutory rate                        (35.00)%            (35.00)%            (35.00)%
           Increase (decrease):
              State taxes                                          (3.25)%             (3.25)%             (3.25)%
              Litigation settlement                                     -%             (.016)%             (0.16)%
              Non-deductible expenses                                2.37%               9.34%               3.59%
              Valuation allowances                                  35.88%              29.07%              29.07%
                                                          -----------------  ------------------  ------------------
              Effective tax rate                                        -                   -                   -
                                                          =================  ==================  ==================

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                                    2005                2004
                                                                             ------------------  ------------------
         Deferred tax assets (liabilities):
           Net operating loss                                                $       3,856,000   $       2,818,000
           Amortization of intangibles and other                                       291,000             168,000
           Valuation allowance                                                      (4,147,000)         (2,986,000)
                                                                             ------------------  ------------------

              Total deferred tax asset                                       $               -   $               -
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

13.  Earnings per common share computations:

                                                                              2005                 2004                  2003
                                                                       -----------------     -----------------     -----------------
        Net loss                                                       $     (5,848,754)     $     (5,123,771)     $     (4,023,827)
        Preferred stock dividends                                                    (-)              (27,308)                    -
                                                                       -----------------     -----------------     -----------------
        Loss applicable to common shareholders                         $     (5,848,754)     $     (5,151,079)     $     (4,023,827)
                                                                       =================     =================     =================

        Weighted average common shares:
           Basic                                                              3,776,744             2,980,452             1,565,174
           Diluted shares                                                     3,776,744             2,980,452             1,565,174
                                                                       =================     =================     =================

       Basic income (loss) per common share                            $          (1.55)     $          (1.73)     $          (2.57)
                                                                       =================     =================     =================

       Diluted income (loss) per common share                          $          (1.55)     $          (1.73)     $          (2.57)
                                                                       =================     =================     =================

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

     Operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of income for all periods presented. Following are the components of the amounts disclosed:

       Assets and Liabilities of Discontinued Operation

                                                                      December 31,
                                                              2005                  2004
                                                          --------------        --------------
Total Assets related to discontinued operations
          Accounts Receivable                                    16,588               137,904

Total Liabilities related to discontinued operations
          Accounts Payable                                      155,128                84,603


Loss from Discontinued Operations
                                                                                     Year Ended
                                                                                     December 31,

                                                                2005                    2004                     2003
                                                          -----------------       ------------------       -----------------

Net Revenues                                              $        118,030        $         380,655        $              -
Cost of Goods Sold                                                 113,614                  242,039                       -
                                                          -----------------       ------------------
                                                                                                           -----------------
     Gross Profit                                                    4,416                  138,616                       -

Operating Expenses                                                 186,142                  303,038                       -
                                                          -----------------       ------------------       -----------------

Net Loss                                                  $       (181,726)       $        (164,422)       $              -
                                                          =================       ==================       =================



16.   Quarterly Information (unaudited):

                                                            March               June             September           December
                                                     ------------------  -----------------   -----------------  ------------------
                  2005
           Net sales                                 $         427,434   $        504,194    $        223,945   $         115,473
           Gross profit                                        112,252            151,805              87,416              (6,839)
           Net loss                                         (2,024,050)        (1,175,603)           (941,023)         (1,708,078)
           EPS                                                   (0.59)             (0.33)              (0.23)              (0.40)

                  2004
           Net sales                                           351,199            559,713             196,538             283,725
           Gross profit                                        136,833            215,548              66,626             106,869
           Net loss                                           (862,114)        (1,012,194)         (1,561,174)         (1,688,289)
           EPS                                                   (0.32)             (0.36)              (0.51)              (0.54)

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

                                            Number of Late             Transactions not   Known failure to
Name & Relationship                         Reports                    Timely Reported   file a required form
-------------------                         ------------------         ----------------  --------------------
Michael Tomlinson, CEO, Director                     1                          1                  0
Douglas Bauer, CFO                                   1                          1                  0
Myles Gould, Director                                1                          1                  0
Brad Gould, Director                                 1                          1                  0
James Williams, Director                             1                          1                  0
William Edwards, Director                            1                          1                  0
Frank Sanchez, Director                              1                          1                  0
Martin Traber, Director                              1                          1                  0
George Bernardich, former Director                   1                          1                  0
Douglas McIntyre, former Director                    1                          1                  0

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


SUMMARY COMPENSATION TABLE

                                                                                     Long-term compensation
                                                                            Other                              All other
                                                               Other     Restricted     Options      LTIP      Compensa-
Name & Principal                      Salary       Bonus      Compen-       Stock        SARs       payouts      tion
       Position             Year        $            $        sation     Awards ($)       (#)         ($)         ($)
-----------------------   ------------------------------------------------------------------------------------------------
Michael Tomlinson (1)       2005        133,012    45,000                   71,000          0
Chief Exec. Officer         2004            n/a     n/a                      n/a          n/a
                            2003            n/a     n/a                      n/a          n/a

Douglas Bauer (2)           2005        133,012    45,000        0          87,500          0
Chief Financial             2004        100,152    40,061       8,795       67,504       208,057
Officer, Secretary          2003         96,300   109,551        0            0        2,119,145

Mark Meagher (3)            2005         35,000      0           0           7,500          0
Interim President &         2004            n/a     n/a         n/a          n/a          n/a
Chief Exec. Officer         2003            n/a     n/a         n/a          n/a          n/a

George Bernardich III       2005         28,965      0           0         165,000         0
(4)                         2004        100,152    45,068      10,614       96,000       221,014
Chairman, and CEO           2003         96,399   123,245        0            0        2,210,745


Michael Ambler (5)          2005         41,941      0           0         110,000         0
President & Chief           2004        100,152    40,061        0          19,504       208,057
Operating Officer           2003         96,300   109,551        0            0        2,119,145

     Calculations exclude standard group-insurance benefits applied equally to all salaried employees, pursuant to Item 402 of Regulation S-K.

1. Mr. Mike Tomlinson joined the Company in February of 2004. As part of a restructuring of the Company's management, Mr. Tomlinson received 700,000 shares of restricted common stock valued at $71,000. On May 17, 2005, Mr. Tomlinson was appointed Chief Executive Officer by the Company's Board of Directors. In September of 2005, Mr. Tomlinson executed a three year employment contract providing for a $45,000 bonus in 2005, and an agreement for a common stock grant of 1,300,000 shares. Prior to that time he was not an executive officer. During 2005, Mr. Tomlinson used $16,875 of his 2005 bonus to repay the Company for a 2004 advance made prior to his becoming and officer of the Company. The remaining portion of his 2005 bonus was accrued at December 31, 2005.

2. Mr. Douglas Bauer joined the Company in March of 2001 as Chief Financial Officer but did not begin salary compensation until January 2002. In 2003, Mr. Bauer received 2,119,145 in stock options in lieu of salary. In 2004, in addition to his cash bonus, Mr. Bauer received 208,057 stock options as outlined in his executive employment agreement. The remaining portion of his 2003 bonus, valued at $67,504, was paid in equity units consisting of 67,504 shares of Series A convertible preferred stock and 16,876 shares of restricted stock. In April of 2005, as part of a restructuring of the Company's management, Mr. Bauer received 1,250,000 shares of restricted common stock valued at $87,500. In September 2005, Mr. Bauer signed a new three year employment agreement providing for a $45,000 bonus in 2005, and an agreement for a common stock grant of 1,250,000 shares . During 2005, Mr. Bauer received, in cash, the remaining portion of his 2004 bonus in the amount of $10,860, and $14,665 toward his 2005 bonus. The remaining portion of his 2005 bonus was accrued at December 31, 2005.

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


Options/SARs Grants During Last Fiscal Year


         The following table provides information related to options granted to our named executive officers during the fiscal year ended December 31, 2005


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value


The following table sets forth the individual grants of stock options for each of the below named executive officers, during the fiscal year ended December 31, 2005. No stock options were granted or exercised during the fiscal year ended December 31, 2005.

                              Individual Grants
                                 -------------
                                    % of Total
                      Number of  Total Options
                     Securities     Granted to       Exercise
                     Underlying   Employees in        Price       Expiration
 Name                   Options    Fiscal Year      per Share           Date
 -----------------  -----------  -------------  -------------  -------------
 Michael Tomlinson        -            -              -               -
 Douglas Bauer            -            -              -               -
 George S. Bernardich,
 III (1)                  -            -              -               -
 Michael Ambler (2)       -            -              -               -


     (1) Mr. Bernardich resigned his position as an officer of the Company on April 12, 2005.
     (2) Mr. Ambler resigned his position as an officer of the Company on April 12, 2005.


The following table sets forth the aggregate stock option exercises and fiscal year-end option values for each of the above named executive officers, as of the fiscal year ended December 31, 2005. No stock options were exercised as of June 8, 2006.


                                         Number of Securities     Exercise Value
                       Shares          Underlying Unexercised     of Unexercised
                     Acquired               Options as of Dec.  Options at below
                           on   Value   31,2006; Exercisable/  date Exercisable/
 Name                Exercise  Realized         Unexercisable      Unexercisable
 ------------------  --------  -------- ---------------------  -----------------
                                                              ($1.65 on 6/13/06)

 Michael Tomlinson        0          0                0                       0
 Douglas Bauer            0          0       49,437 / 0           $81,571  /  0

 George S. Bernardich,
 III (1)                  0          0       51,619 / 0           $85,171  /  0
 Michael Ambler (2)       0          0       49,437 / 0           $81,571  /  0


     (1) Mr. Bernardich resigned his position as an officer of the Company on April 12, 2005.
     (2) Mr. Ambler resigned his position as an officer of the Company on April 12, 2005.

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
Travel Expenses:                            To be reimbursed by the Company

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans

Securities authorized for issuance under equity compensation plans

                     Plan category                 Number of securities        Weighted average        Number of securities
                                                     to be issued upon        exercise price of      remaining available for
                                                        exercise of          outstanding options,        future issuance
                                                   outstanding options,      warrants and rights
                                                   warrants and rights
                                                            (a)                    (b)                        (c)
----------------------------------------------------------------------------------------------------------------------------
        Equity compensation plans approved by             410,000                  $3.645                    144,507
        security holders

        Equity compensation plans not approved              None                    None                       None
        by security holders

        Total                                             410,000                  $3.645                    144,507

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

Securities Ownership of Management and Certain Beneficial Owners.



The following table sets forth certain information regarding beneficial ownership of our common stock as of June 13, 2006 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o PowerLinx, Inc., 1700 66th Street. Suite 300, St. Petersburg, FL 33710.

     ------------------------------------------------------------------------------------------------------------------------------
          Name and address of owner         Title of Class     Capacity with Company       Number of Shares        Percentage of
                                                                                       Beneficially Owned* (1)         Class
     ------------------------------------------------------------------------------------------------------------------------------
     Mike Tomlinson                       Common Stock         CEO and Director                14,000 (2)                **
     ------------------------------------------------------------------------------------------------------------------------------
     Douglas Bauer                        Common               Chief Financial                 94,526 (3)              1.96%
                                          Stock                Officer
     ------------------------------------------------------------------------------------------------------------------------------
     Martin A. Traber                     Common               Director                        5,900 (4)                 **
                                          Stock
     ------------------------------------------------------------------------------------------------------------------------------
     William B. Edwards                   Common               Director                       25,400 (5)                 **
                                          Stock
     ------------------------------------------------------------------------------------------------------------------------------
     Francisco Sanchez                    Common               Director                       32,213 (6)                 **
                                          Stock
     ------------------------------------------------------------------------------------------------------------------------------
     Myles J. Gould                       Common               Director                       50,618 (7)               1.06%
                                          Stock
     ------------------------------------------------------------------------------------------------------------------------------
     Dr. Bradford M. Gould                Common        Stock  Director                       10,148 (8)                 **
     ------------------------------------------------------------------------------------------------------------------------------
     James A. Williams                    Common               Director                       16,645 (9)                 **
                                          Stock
     ------------------------------------------------------------------------------------------------------------------------------
     Thaddeus Shalek                      Common               Director                           0                      -
                                          Stock
     ------------------------------------------------------------------------------------------------------------------------------
     RIT Capital Partners                 Common               -                              364,374(10)              7.08%
                                          Stock
     ------------------------------------------------------------------------------------------------------------------------------
     Sofaer Capital Global Fund           Common               -                          2,036,841(11)(13)            29.88%
                                          Stock
     ------------------------------------------------------------------------------------------------------------------------------
     Vatas (Belgique) SA                  Common               -                          1,846,154(12)(14)            27.86%
                                          Stock
     ------------------------------------------------------------------------------------------------------------------------------
     All Officers and                                                                          249,450                 5.16%
     Directors As a Group
     (9 persons)
     ------------------------------------------------------------------------------------------------------------------------------

* Beneficial ownership set forth above reflects the 1-50 reverse stock split of the Company's common stock which occurred on March 22, 2006.

** Beneficial ownership set forth above is less than 1% and reflects the 1-50 reverse stock split of the Company's common stock which occurred on March 22, 2006.

1. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 13, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

2. Beneficial ownership consists entirely of common stock.

3. Includes 45,089 shares of common stock, and 49,437 stock options.

4. Includes 5,500 shares of common stock and 400 stock options.

5. Includes 25,000 shares of common stock and 400 stock options.

6. Includes 29,685 shares of common stock, 400 stock options, and 2,128 warrants.

7. Includes 49,218 shares of common stock, 400 stock options, and 1,000 warrants.

8. Includes 9,748 shares of common stock, and 400 stock options

9. Includes 14,843 shares of common stock, 400 stock options, and 1,402 warrants.

10. Includes 202,429 shares of common stock issuable upon conversion of convertible debentures based on the conversion price of $1.235 per share and 161,944 shares of common stock exercisable at $1.54 per share issuable upon exercise of the warrants issued in connection with the private financing transaction entered into on March 16, 2006.

11. Includes 1,340,027 shares of common stock issuable upon conversion of convertible debentures based on the conversion price of $1.235 per share and 696,814 shares of common stock exercisable at $1.54 per share issuable upon exercise of the warrants issued in connection with the private financing transaction entered into on March 16, 2006.

12. Includes 1,214,575 shares of common stock issuable upon conversion of convertible debentures based on the conversion price of $1.235 per share and 631,579 shares of common stock exercisable at $1.54 per share issuable upon exercise of the warrants issued in connection with the private financing transaction entered into on March 16, 2006.

13. Sofaer Capital Global Fund's address is: c/o Citgo Trustees (Cayman) Limited, Regatta Officer Park, West Bay Road, Grand Cayman E9.

14. Vatas (Belgique) SA's address is: P.O. Box 550, CH-1211, Geneva V8 70.

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



3(i)1      Amendment to the Articles of Incorporation increasing authorized
          Common Stock from 250,000,000 to shares. (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on 400,000,000, March 22, 2006).

 3(i)2 Amendment to the Articles of Incorporation changing the Company's name from Seaview Video Technology, Inc. to PowerLinx, Inc. (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 16, 2004).

 3(ii)1 Bylaws of the Company. (Incorporated by reference to annual report filed on Form 10-KSB with the Securities and Exchange Commission on April 15, 2005).

 4.1 Certificate of designation of Series A Preferred Stock. (Incorporated by reference to our current report filed on Form 10KSB with the Securities and Exchange Commission on March 16, 2004).

 10.1 Form of Securities Purchase Agreement dated as of March 7, 2006. (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).

 10.2 Form of Warrant issued March 22, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).

 10.3 Form of Debenture issued March 22, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).

 10.4 Form of Registration Rights Agreement dated as of March 22, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).

 10.5 Form of Security Agreement dated March 7, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).

 10.6 Form of Collateral Agency Agreement dated March 7, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).

 10.7 Form of Copyright Security Agreement dated March 7, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).

 10.8 Form of Patent and Trademark Security Agreement dated March 7, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).

 10.9+ Employment agreement by and between Michael Tomlinson and the Company, dated September 23, 2005. (Filed herewith).

 10.10+ Employment agreement by and between Douglas Bauer and the Company, dated September 23, 2005. (Filed herewith).

14.1 Code of Ethics. (Incorporated by reference to annual report filed on Form 10-KSB with the Securities and Exchange Commission on March 16,
          2004).

21.1      List of Subsidiaries. (Filed herewith).


31.1 Certification of Michael Tomlinson, Chief Executive Officer, dated June 20, 2006, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith).

31.2 Certification of Douglas Bauer, Chief Financial Officer, dated June 20, 2006, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith).

32.1 Statement of Michael Tomlinson, Chief Executive Officer, dated June 20, 2006, pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended. (Filed herewith).

32.2 Statement of Douglas Bauer, Chief Financial Officer, dated June 20, 2006, pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended. (Filed herewith).


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

                                    By  /s/  Michael Tomlinson
                                    ---------------------------
                                    Michael Tomlinson, Chief Executive Officer
                                    June 20, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /S/ Michael Tomlinson
    ---------------------
    Michael Tomlinson, Chief Executive Officer, Director
    June 20, 2006

By  /S/ Douglas Bauer
    -----------------
    Douglas Bauer, Chief Financial Officer
    June 20, 2006

By  /S/ Miles Gould
    ----------------
    Miles Gould, Director
    June 20, 2006

By /S/ Brad Gould
   ----------------
   Brad Gould, Director
   June 20, 2006

By /S/ Martin A. Traber
   ---------------------
   Martin A. Traber, Director
   June 20, 2006

By /S/ James A. Williams
   -----------------------
   James A. Williams, Chairman & Director
   June 20, 2006

By /S/ William B. Edwards
   -----------------------
   William B. Edwards, Director
   June 20, 2006

By /S/ Francisco Sanchez
   ----------------------
   Francisco Sanchez, Director
   June 20, 2006

By /S/ Ted Shalek
   ----------------
   Ted Shalek, Director and Chairman, Audit Committee
   June 20, 2006