Form 10-Q
period 2006-06-30
POWERLINX INC
filed 2006-08-21
CIK 894536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from: ____________ to ____________

                       Commission file number: 33-55254-26

                                 POWERLINX, INC.
             (exact name of registrant as specified in its charter)

                     NEVADA                                 50-0006815
                     -------                                ----------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)


       1200 66th St Street North Suite 300, ST.PETERSBURG, FL         33716
       -----------------------------------------------------         -----
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

The number of shares outstanding of Registrant's Common Stock, as of August 16,
                                2006: 4,888,900

                                 POWERLINX, INC.


                                      INDEX


                   Part I - FINANCIAL INFORMATION                               Page No.

Item 1.           Financial Statements.

                  Condensed Financial Statements

                  PowerLinx, Inc. Consolidated
                  Balance Sheets (Unaudited)........................................F-1

                  PowerLinx, Inc. Consolidated
                  Statements of Operations (Unaudited)..............................F-2

                  PowerLinx, Inc. Consolidated
                  Statements of Cash Flows (Unaudited)..............................F-3

                  PowerLinx, Inc. Notes to Consolidated
                  Financial Statements (Unaudited)..................................F-5


Item 2.           Management's Discussion and Analysis of Financial
                  Condition or Plan of Operations ....................................3

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk...................................................4

Item 4.           Controls and Procedures............................................13

                           Part II. OTHER INFORMATION

Item 1.           Legal Proceedings..................................................13

Item 1A.          Risk Factors ......................................................14

Item 2.           Unregistered Sales of Equity Securities and Use of
                  Proceeds...........................................................16

Item 3.           Defaults Upon Senior Securities....................................16

Item 4.           Submission of Matters to a Vote of Security Holders................16

Item 5.           Other Information..................................................18

Item 6.           Exhibits...........................................................18

Signatures...........................................................................19

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


                                 POWERLINX, INC.
                     CONDSENSED CONSOLIDATED BALANCE SHEETS


                                                                                                June 30,          December 31,
                                                                                                  2006                2005
                                                                                               (Unaudited)          (Audited)
                                                                                             ----------------   -----------------
                                     ASSETS
Current Assets:
         Cash and cash equivalents                                                                 $ 627,310           $ 255,293
         Accounts receivable, net                                                                    193,796             157,221
         Employee advances                                                                            62,362              31,161
         Inventories                                                                                 768,013             589,495
         Prepaid expenses and other current assets                                                   376,476             134,519
         Deferred financing costs                                                                     80,542                   -
         Assets of discontinued operations                                                                 -              16,588
                                                                                             ----------------   -----------------
                 Total current assets                                                              2,108,499           1,184,276

Intangible assets, net                                                                               438,426             555,411
Deposits                                                                                              26,987              18,460
Property and equipment, net                                                                          169,332             203,453
                                                                                             ----------------   -----------------
                         Total assets                                                            $ 2,743,244          $1,961,600
                                                                                             ================   =================


                       LIABILITIES & STOCKHOLDERS DEFICIT
Current liabilities:
         Accounts payable                                                                          $ 609,029           $ 834,558
         Accrued expenses                                                                            180,518             467,825
         Accrued severance payable, current portion                                                   88,500             112,500
         Current maturities of notes payable                                                          19,412              22,942
         Litigation settlement                                                                             -              90,000
         Other current liabilities                                                                         -              61,070
         Liabilities of discontinued operations                                                       89,804             155,128
         Derivative liability                                                                      3,603,481            -
                                                                                             ----------------   -----------------
                 Total current liabilities                                                         4,590,744           1,744,024
Accrued severance payable, less current portion                                                            -              34,500
Notes payable, less current maturities                                                                     -           1,108,462
Convertible debentures                                                                                89,373                   -
                                                                                             ----------------   -----------------

                 Total Liabilities                                                                 4,680,117           2,886,986
                                                                                             ----------------   -----------------

Commitments and contingencies (Note 11)

Stockholders's equity (deficit)
         Series A convertible preferred stock, $1.00 par value;                                      512,685             534,730
             authorized 30,000,000 shares; shares issued 1,825,520;
             outstanding (581,408 - 2006; 606,408 -2005)
         Common stock, $.001 par value, authorized 8,000,000                                           4,850               4,408
             shares; issued (4,850,453 - 2006; 4,408,142 - 2005)
             outstanding (4,840,981 - 2006; 4,398,670 -2005)
         Additional paid-in capital                                                               25,244,497          24,616,698
         Treasury stock, at cost, 9,472 shares                                                      (287,757)           (287,757)
         Accumulated deficit                                                                     (27,411,148)        (25,793,465)
                                                                                             ----------------   -----------------
                 Total stockholders' deficit                                                      (1,936,873)           (925,386)
                                                                                             ----------------   -----------------
                         Total liabilities and stockholders' deficit                             $ 2,743,244          $1,961,600
                                                                                             ================   =================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 POWERLINX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended June 30,       Six Months Ended June 30,

                                                      ------------------------------------  -------------------------------------
                                                           2006                2005               2006                2005
                                                      ----------------   -----------------  -----------------   -----------------
Net revenue                                                 $ 287,832           $ 504,194          $ 499,416           $ 931,628
Cost of goods sold                                            154,966             352,389            282,046             667,571
                                                      ----------------   -----------------  -----------------   -----------------

                Gross Profit                                  132,866             151,805            217,370             264,057
                                                      ----------------   -----------------  -----------------   -----------------


Operating expenses:
         Salaries and wages                                   424,903             547,358            714,221             960,283
         Professional and consulting fees                     556,292             140,727            905,322             529,173
         Depreciation and amortization                         52,838             168,725            161,636             335,615
         Research and development                             222,528             149,040            354,735             320,159
         Advertising and promotions                            30,004              51,587             84,400             119,039
         Rent and utilities                                    63,567              59,041            115,574             107,186
         Travel and entertainment                              32,458              58,859             70,854             110,120
         Other expenses                                        72,413              91,221            198,953             198,663
         Restructuring expense                                      -              15,603                  -             598,286
                                                      ----------------   -----------------  -----------------   -----------------

                Total operating expenses                    1,455,003           1,282,161          2,605,695           3,278,524
                                                      ----------------   -----------------  -----------------   -----------------

Loss from operations                                       (1,322,137)         (1,130,356)        (2,388,325)         (3,014,467)

Interest expense, net                                             729             (13,041)           (66,170)            (14,099)
Gain(loss) on extinguishment of debt                                -                             (1,502,286)
Derivative gain (loss)                                      1,904,714                   -          2,355,687                   -
                                                      ----------------   -----------------  -----------------   -----------------

Income (loss) before discontinued operations                  583,306          (1,143,397)        (1,601,094)         (3,028,566)

(Loss) from discontinued operations                           (16,588)            (32,206)           (16,588)           (171,088)
                                                      ----------------   -----------------  -----------------   -----------------

Net income (loss)                                           $ 566,718         $(1,175,603)       $(1,617,682)        $(3,199,654)
                                                      ================   =================  =================   =================

Net income (loss) per common share, basic:
         Continuing Operations                                 $ 0.12             $ (0.32)           $ (0.35)            $ (0.87)
         Discontinued Operations                                  $ -             $ (0.01)               $ -             $ (0.05)
                                                      ----------------   -----------------  -----------------   -----------------
                                                               $ 0.12             $ (0.33)           $ (0.35)            $ (0.92)
Weighted average common shares
     outstanding, basic:                                    4,685,706           3,521,603          4,609,431           3,492,165

Net income (loss) per common share,
         diluted: Continuing Operations                       $ (0.12)            $ (0.32)           $ (0.35)            $ (0.87)
                  Discontinued Operations                         $ -             $ (0.01)               $ -             $ (0.05)
                                                      ----------------   -----------------  -----------------   -----------------
                                                              $ (0.12)            $ (0.33)           $ (0.35)            $ (0.92)
Weighted average common shares
     outstanding, diluted:                                  5,797,926           3,521,603          4,609,431           3,492,165

             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 POWERLINX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                           ----------------------------------
                                                                                2006               2005
                                                                           ----------------   ---------------
Cash flows from operating activities:
      Net loss                                                                 $(1,617,682)      $(3,199,654)
      Adjustments to reconcile net loss to net cash flows
           from operating activities:
               Stock-based compensation                                            411,224           614,111
               Amortization                                                        116,985           284,534
               Accretion of debt discount                                           89,373                 -
               Loss on debt extinquishment                                       1,502,286                 -
               Derivative (gain) loss                                           (2,355,687)                -
               Depreciation                                                         44,651            51,081
               Bad debt expense                                                     31,921             2,483
           Changes in operating assets and liabilities
               Accounts receivable                                                 (68,496)         (235,697)
               Employee advances                                                   (31,201)          (13,118)
               Inventories                                                        (178,518)          478,781
               Prepaid expenses and other current assets                          (225,156)           23,575
               Assets of discontinued operation                                     16,588            96,947
               Deposits                                                             (8,527)           20,100
               Accounts payable                                                   (225,530)           91,945
               Accrued expenses                                                   (220,917)           57,595
               Accrued severance                                                   (58,500)          226,500
               Due to related parties                                                    -           (56,913)
               Deferred revenue                                                          -          (173,483)
               Liabilities of discontinued operation                               (65,324)          115,952
                                                                           ----------------   ---------------

Net cash flows from operating activities                                        (2,842,510)       (1,615,261)
                                                                           ----------------   ---------------

Cash flows from investing activities:
      Purchase of property and equipment                                           (10,530)           (2,795)
                                                                           ----------------   ---------------

Net cash flows from investing activities                                           (10,530)           (2,795)
                                                                           ----------------   ---------------

Cash flows from financing activities:
      Proceeds from sales of common stock, net
           costs of $24,923                                                        171,881         1,081,054
      Proceeds from convertible debentures, net
           costs of $82,000                                                      3,018,000                 -
      Repayment of related party debt                                              (31,000)                -
      Proceeds from notes payable                                                   75,000           400,000
      Repayment of notes payable                                                    (8,824)         (200,000)
                                                                           ----------------   ---------------
Net cash flows from financing activities                                         3,225,057         1,281,054
                                                                           ----------------   ---------------

Net change in cash and cash equivalents                                            372,017          (337,002)
Cash and cash equivalents at beginning of period                                   255,293           497,663
                                                                           ----------------   ---------------

Cash and cash equivalents at end of period                                       $ 627,310         $ 160,661
                                                                           ================   ===============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 POWERLINX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)




                   NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                           For the six months ended June 30,


                                                                                    2006                2005
                                                                             ------------------  ------------------

Issuance of common stock for liabilities                                     $          150,069  $
                                                                             ==================  ==================

Issuance of common stock for financing fees                                  $           11,855  $
                                                                             ==================  ==================

Conversion of notes payable to convertible debentures                        $        1,373,933  $
                                                                             ==================  ==================

Conversion of  Series A preferred stock to common stock                      $           22,045  $          132,270
                                                                             ==================  ==================

                          OTHER CASH FLOWS INFORMATION

Cash paid for taxes                                                          $               -   $                -
                                                                             =================   ==================

Cash paid for interest                                                       $           2,633   $                -
                                                                             =================   ==================


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                    UNAUDITED


1.   Basis of presentation and significant accounting policies:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of PowerLinx, Inc.'s (the "Company") financial position and the results of its operations and its cash flows for the six months ended June 30, 2006 and 2005. These unaudited consolidated financial statements should be read in conjunction with the Company's audited 2005 financial statements, including the notes thereto, and the other information set forth therein in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005. Operating results for the six month period ended June 30, 2006, are not necessarily indicative of the results that can be expected for a full fiscal year.

     Revenue recognition:

     Revenue is recognized when the earnings process is complete and the risks and rewards of ownership of the product, including title, have been transferred to the customer, which is generally considered to have occurred upon shipment of the product. Shipping costs, which have been nominal, are billed to the customer and are included as a component of cost of goods sold. Estimated returns are provided for as reductions of revenue based upon the Company's historical return experience.

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

     The adoption of FAS 123R had no effect on net income for the six months ended June 30, 2006, compared to accounting for share based compensation using the previously adopted intrinsic value method under APB No. 25, "Accounting for Stock Issued to Employees" since there there were no stock options or warrants issued or exercised during the six months ended June 30, 2006. As of June 30, 2006 the Company had 183,553 outstanding and exercisable options with a weighted average exercise price of $5.40 and a weighted average remaining contractual life of 7 years. As of June 30, 2006 the Company had 2,027,746 outstanding and exercisable warrants with a weighted average exercise price of $3.18 and a weighted average remaining contractual

     Financial instruments:

     Financial instruments at June 30, 2006 and December 31, 2005 consist of cash and cash equivalents, accounts receivable, trade payables, accrued expenses, derivative liabilities, notes payable and convertible debentures. As of June 30, 2006 and December 31, 2005 the fair values of cash and cash equivalents, accounts receivable, trade payables, and accrued expenses approximated their respective carrying values, due to their relative current maturities. The estimated fair value of notes payable approximated $1,300,000 December 31, 2005, based upon the present value of cash flows. The estimated fair value of convertible debentures approximated $4,081,000 at June 30, 2006, based upon the present value of cash flows.

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

     The caption Derivative Financial Instruments consists of (i) the fair values associated with derivative features embedded in the Convertible Debentures, (ii) the fair values of the detachable warrants issued in connection with the Convertible Debentures and (iii) the fair values of other warrants and convertible instruments where share-settlement is presumed not to be in the Company's control. (See Note 8)

     Concentrations:

     Accounts receivable are concentrated in the Security and DC Transportation products industry and credit losses have been within management's expectations. Although the Company serves a large and varied group of customers, three customers accounted for 36% of total revenue, and 50% of the DC Transportation Product Segment revenues for the six months ended June 30, 2006. For the six months ended June 30, 2005, two customers accounted for 52% of total revenues.

     The Company's product manufacturing and assembly is dependent upon the operations of one primary supplier. In turn, this supplier is dependant upon various other suppliers for the purchase and delivery of several of the components used in the manufacturing and assembly of the Company's products. At June 30, 2006, inventory valued at $157,000 was being warehoused in Taiwan, at the offices of IC Intracom, the Company's manufacturing partner (See "Liquidity & Capital Resources"). If the Company should lose this supplier, there could be a disruption in the operations of the Company. The Company is currently pursuing an additional manufacturing partner in the far east to mitigate this risk.

     Reclassifications:

     Certain reclassifications have been made to prior period balances to conform to the current period presentation.

2.   Liquidity and management's plans:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred losses from operations of $2,388,325 and $3,014,467 during the six months ended June 30, 2006 and 2005, respectively. In addition, during those periods, the Company has used cash of $2,842,510 and $1,615,261 respectively, in its operating activities and has a stockholders'deficit of $1,936,873 at June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

     The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation Products Segment products and (iii) ultimately the achievement of profitable operations. During the six months ended June 30, 2006, the Company secured financing of $4,473,933 in the form of convertible debentures which included proceeds of $3,100,000 and the conversion of $1,373,933 of otherwise short term existing obligations to long term debt (See Note 8). While the proceeds of this financing will significantly mitigate the Company's liquidity difficulties, the ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured. The financial statements do not include any adjustments that might arise as a result of this uncertainty. Refer to "Liquidity & Capital Resources" in the Management Discussion & Analysis section for additional information regarding the Company's liquidity.

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

                                                  Six months ended June 30, 2006

                                         Security         Marine        DC Trans
                                         Products        Products       Products          Total
Net revenue                               $ 40,410      $ 101,039       $ 357,967       $ 499,416
Cost of sales                             $ 34,408       $ 61,549       $ 186,089       $ 282,046
                                   ---------------------------------------------------------------
Gross profit                               $ 6,002       $ 39,490       $ 171,878       $ 217,370
Research and development:
         Stock based                           $ -            $ -             $ -             $ -
         Other                           $ 276,693        $ 3,548        $ 74,494       $ 354,735

                       Total R & D       $ 276,693        $ 3,548        $ 74,494       $ 354,735



                                                  Six months ended June 30, 2005

                                        Security         Marine        DC Trans
                                        Products        Products       Products          Total

Net revenue                              $ 528,638       $ 81,956       $ 321,034       $ 931,628
Cost of sales                            $ 430,901       $ 45,766       $ 190,904       $ 667,571
                                   ---------------------------------------------------------------
Gross profit                              $ 97,737       $ 36,190       $ 130,130       $ 264,057
Research and development:
         Stock based                       $ 7,681                                        $ 7,681
         Other                           $ 242,400        $ 5,726        $ 64,352       $ 312,478

                       Total R & D       $ 250,081        $ 5,726        $ 64,352       $ 320,159


4. Inventories:

     Inventories consisted of the following:

                                              June 30,         December 31,
                                         -----------------   -----------------
     2006     2005
           Raw materials                 $         432,009   $         280,360
           Finished goods                          336,004             309,135
                                         -----------------   -----------------
                                         $         768,013   $         589,495
                                         =================   =================


5. Intangible assets:

     Intangible assets consisted of the following at June 30, 2006:

                                                          DC
                                        Security         Marine      Transportation       Total

Patents                              $ 1,577,813       $ 741,148             $ -     $ 2,318,961
Software license agreement               461,360               -               -         461,360
Trademark                                 46,962               -          46,963          93,925
Acumulated amortization               (1,694,672)       (741,148)             -       (2,435,820)
                                      -----------       ---------             --      -----------
                                       $ 391,463             $ -        $ 46,963       $ 438,426
                                 ================================================================

     Intangible assets consisted of the following at December 31, 2005:


                                                                              DC
                                      Security         Marine      Transportation       Total

Patents                                $ 1,577,813       $ 741,148             $ -       $2,318,961
Software license agreement                 461,360               -               -          461,360
Trademark                                   46,962               -          46,962           93,924
Acumulated amortization                 (1,601,098)       (717,736)              -       (2,318,834)
                                   -----------------------------------------------------------------
                                         $ 485,037        $ 23,412        $ 46,962        $ 555,411
                                   =================================================================

                                      F-8

6.   Notes Payable:

     All other outstanding notes payable as of December 31, 2005 were converted to convertible debentures on March 22, 2006; except for $31,000 re-paid at the closing (See Note 8).

7.   Accrued Severance Payable:

     During March, 2005, the Company incurred severance expenses related to the departure of two officers of the Company. The total amount payable amounted to $551,000 and is comprised of payments of both cash and common stock. Under the separation agreements, the Company issued a total of 50,000 shares of restricted common stock to the two former officers. The stock was valued at $275,000 or $5.50 per share, the closing market price of the Company's common stock on March 31, 2005; the date at which the liability was probable. Severance costs and related legal fees have been recorded as restructuring charges in the accompanying statement of operations for the period ended March 31, 2005.

8.   Convertible Debentures:

     On March 16, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), with several accredited investors (collectively the "Purchasers"), under which the Company agreed to issue and sell to the Purchasers in a private placement up to $4,473,933 aggregate principal amount of 8% Convertible Debentures, due March 22, 2008 (the "Convertible Debentures") and detachable warrants to purchase 1,841,335 shares of common stock (the "Warrants") for proceeds of $3,100,000 and $1,373,933 of pre-existing notes and accrued interest (the "Proceeds"). Financing costs amounted to $82,000. On March 23, 2006 the Company issued $4,073,933 face value of the Convertible Debentures for cash of $2,700,000 and the pre-existing notes. On March 27, 2006 and March 29, 2006, the Company issued $250,000 and $150,000, respectively, of Convertible Debentures for cash.

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

     8.0% Convertible Debentures, Warrants and Other Derivatives:

     The carrying value of the Company's 8.0%, Face Value $4,473,933 Convertible Debentures amounted to $90,831 at June 30, 2006. Amortization of the debt discount, included in interest expense, amounted to $89,373 for the six months ended June 30, 2006.

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

                                             March 23, 2006      March 27, 2006       March 29, 2006
                                       ------------------- -------------------- -------------------
      Embedded derivative features     $       4,853,093   $       200,648      $       95,757
      Detachable warrants                    3,953,859           180,105              96,505
      Derivative loss                        (3,392,566)         (130,753)            (42,262)
      Debt extinguishment loss               (1,340,454)         --                   --
      Convertible debentures                 --                  --                   --
                                       ------------------- -------------------- -------------------
         Total proceeds                $       4,073,933   $            250,000 $           150,000
                                       =================== ==================== ===================

     Derivative losses arose in connection with the allocation of proceeds to derivative financial instruments at their respective fair values, which amounts exceed amounts received by the Company in connection with the financing arrangement. The discount to the Convertible Debentures resulting from the aforementioned allocation is being amortized through periodic charges to interest expense using the effective method. The following tabular presentation reflects the components of Derivative financial instruments on the Company's balance sheet at June 30 2006:

        Liabilities:
        Embedded derivative instruments                  $         1,278,448
        Freestanding derivatives (warrants)                        2,259,195
        Other derivative financial instruments (1)                    65,837
                                                         -------------------
                                                         $         3,603,480
                                                         ===================

(1) Other derivative financial instruments represent the fair values of warrants and other convertible instruments that were reclassified from stockholders' equity when, in connection with the Convertible Debenture Financings, the Company determined that it no longer had sufficient authorized and unissued shares to settle all of its instruments. On March 23, 2006, an amount of $144,781 was reclassified from stockholders' equity representing the fair value of these instruments. The balance in the table above represents the fair value at June 30, 2006.

     The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed at June 30, 2006:

             Common shares indexed:
               Embedded derivative instruments              $         4,347,141
               Freestanding derivatives (warrants)                    1,883,761
               Other derivative financial instruments                   143,984
                                                            -------------------
                                                            $         6,374,886
                                                            ===================

     Income (expense) for the six months ended June 30, 2006 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $6,494,284.

     Fair value considerations for derivative financial instruments:

     Freestanding derivative instruments, consisting of the Warrants and reclassified derivative instruments that arose from the Convertible Debenture Financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of the financing date were as follows:

     ------------------------------- -------------------- --------------------
                                                                  Other
             Instrument                      Warrants             Derivatives
                                      -------------------- --------------------
             Exercise prices                 $2.375               $2.50--$25.00
             Term (years)                    5.0                  1.0--10.0
             Volatility                      162.9%               104.8%--183.1%
             Risk-free rate                  3.65%                3.65%--4.88%
       ------------------------------- -------------------- --------------------

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

     Significant terms and assumptions included in this model as of the financing date are as follows:

       ------------------------------------------------------ ------------------
             Conversion price                                       $ 1.235
             Actual term (years)                                    2.0
             Equivalent term (years)                                1.6
             Equivalent volatility                                  143.69%
             Equivalent risk-adjusted interest rate                 8.28%
             Equivalent risk-adjusted yield rate                    11.39%
       ------------------------------------------------------ ------------------

     Equivalent amounts reflect the net results of multiple modeling simulations
     that  the  Monte  Carlo  Simulation   methodology   applies  to  underlying
     assumptions.

9. Stockholders' deficit:

     2006 Common Stock Issuances:

     During the six months ended June 30, 2006, the Company issued 28,400 shares of restricted common stock for payment of interest, in lieu of cash, relating to various notes payable that were outstanding at December 31, 2005. The shares were valued at $61,070, based on the closing market price of the Company's common stock corresponding to the date of each note.

     During the six months ended June 30, 2006, the Company issued 7,582 shares of restricted common stock in conjunction with a litigation settlement. The shares were valued at $15,164, based on the closing market price of the Company's common stock on the effective date of the agreement; December 12, 2005.

     During the six months ended June 30, 2006, the Company issued 36,000 shares of common stock in conjunction with the 2003 settlement of a class action law suite. The shares were valued at $90,000 based on the closing market price of the Company's common stock when the settlement was recorded during fiscal year 2003.

     During the six months ended June 30, 2006, the Company issued 53,529 shares of restricted common stock in conjunction with exercise of outstanding warrants from which it received proceeds in the amount of $133,824. The warrants were re-priced and exercisable at $2.50 per share based on the approval of the Company's Board of Directors.

     During the six months ended June 30, 2006, the Company issued 174,937 shares of restricted common stock in conjunction with a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $1.125 per share, resulting in gross proceeds of $196,804 from the offering. The securities underlying the offering include piggy-back registration rights.

     During the six months ended June 30, 2006, the Company issued 17,962 shares of restricted common stock, in lieu of cash, for payment for raw materials inventory and for rent for the Company's distribution warehouse in Clearwater, Florida. The shares were valued at $44,905, based on the closing market price of the Company's common stock on the effective date of the agreement, November 30, 2005.

     During the six months ended June 30, 2006, the Company issued 8,430 shares of restricted common stock for financing fees owed in conjunction with a finder's fee agreement relating to the Company's December 2005 private equity placement. The shares were valued at $11,855, based on the terms of the finder's fee agreement.

     During the six months ended June 30, 2006, the Company issued 10,000 shares of restricted common stock to employees in the form of stock compensation. The shares were valued at $15,000, based on the closing market price of the Company's common stock on date the grant was approved.

     During the six months ended June 30, 2006, the Company issued 51,000 shares of restricted common stock to officers in the form of stock compensation in accordance with their employment contracts. The shares were valued at $86,700, based on the closing market price of the Company's common stock on date the grant was ratified by the Board of Directors.

     During the six months ended June 30, 2006, the Company issued 106,000 shares of restricted common stock to Directors of the Company in the form of stock compensation. Of the total shares issued, 14,000 shares were issued as compensation for the 2006 fiscal year ended December 31, 2006. The remaining 92,000 shares were issued as compensation for services rendered by Directors during the Company's 2005 restructuring plan. The shares were valued at $254,400, based on the closing market price of the Company's common stock on date the grant was ratified by the Board of Directors.


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

     Operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of income for all periods presented. Following are the components of the amounts disclosed:

       Loss from Discontinued Operations

                                                                               Period Ending

                                                              June 30,               June 30,
                                                                2006                   2005
                                                          -----------------      -----------------
Net Revenues                                              $               -              $ 360,534
Cost of Goods Sold                                                        -                342,052
                                                          -----------------      -----------------
     Gross Profit                                                         -                 18,482

Operating Expenses                                                   16,588                189,569
                                                          -----------------      -----------------
Net Loss from discontinued operations                             $ (16,588)            $ (171,088)
                                                          =================      =================


      Assets and Liabilities of Discontinued Operation:

                                                              June 30,           December 31,
                                                                2006                   2005
                                                          -----------------      -----------------
Total Assets related to discontinued operations
          Accounts Receivable                                           $ -               $ 16,588
                                                          =================      =================


Total Liabilities related to discontinued operations
          Accounts Payable                                        $ 89,804              $ 155,128
                                                          =================      =================



11. Commitments and contingencies:

     Litigation, claims and assessment:

     Guestlinx, LLC

     On May 19, 2006 the Company learned that a default judgment had been entered against it on May 3, 2006 in the Superior Court of California, Orange County, in the amount of $90,561, to the plaintiff Guestlinx, LLC. The judgment was granted based on an action filed by Guestlinx, LLC on November 2, 2005. The Company had no prior knowledge of the action and believes it was never properly served. The Company retained counsel in California, and on August 4, 2006 was successful in having the judgment set aside for improper service; contingent upon the Company remitting $3,000 to the Orange County Superior Court by September 4, 2006. The Company had previously recorded a liability associated with this dispute in the amount of $46,352 that is currently included in the Company's balance sheet under "Liabilities from Discontinued Operations".

     Satius, Inc. License Agreement

     On June 7, 2006, the civil action initiated against the Company (the "Action") by Satius, Inc. ("Satius"), on August 17, 2005, in which Satius alleged various claims under a former license agreement (the "Agreement"), entered into on December 18, 2002, by and between Satius and the Company and subsequently terminated by Satius on July 10, 2004, was dismissed in the Court of Common Pleas of Montgomery County, Pennsylvania. On June 9, 2006, the Company was notified by its counsel that Satius has appealed the dismissal. The Company cannot predict whether or not the appeal will be successful.

     SEC Investigation

     The Company has settled the previously reported investigation by the Securities and Exchange Commission ("SEC") as described below.

     On Tuesday, June 27, 2006, the SEC filed a civil action in the United States District Court for the District of Columbia against the Company, its former chief executive officer, George S. Bernardich III, and its former secretary and treasurer, James R. Cox. The Company consented to the entry of a judgment permanently enjoining it from violating Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 ("Exchange Act"), which are general antifraud provisions of the federal securities laws. The Company also consented to being enjoined from violating the periodic reporting, books and records, and internal controls provisions contained in Exchange Act Sections 13(b)(2)(A), 13(b)(2)(B), and 15(d) and Rules 15d-1, 15d-11, 15d-13, and 12b-20 thereunder.

     Mr. Bernardich and Mr. Cox consented to the entry of judgments permanently enjoining them from violating Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and aiding and abetting the Company's alleged reporting violations, and barring them from serving as officers and directors of public companies for a period of ten years. The Company, Mr. Bernardich and Mr. Cox consented to the entry of the judgments without admitting or denying the allegations in the SEC's Complaint. Mr. Bernardich was president and chief executive offer of the Company from February 2001 until April 2005. He was chairman of the Company's board of directors from August 2000 until February 2005 and remained a director of the Company until March 2006. The Company currently has a consulting/severance arrangement with Mr. Bernardich. Mr. Cox was the Company's secretary, treasurer and a director from the time the company went public in March 1999 until approximately July 2002. Mr. Cox is currently employed by the Company in a product development capacity.

     The requested relief was approved by the Court on August 7, 2006.

     The Complaint alleged that in September 2004, the Company violated the antifraud provisions of the federal securities laws by issuing materially misleading press releases and filing materially misleading reports with the SEC concerning a purported $23 million sales contract with a defense contractor known as Universal General Corporation ("UGC"), which, in fact, had no revenues, no assets, and no means to satisfy any portion of its $23 million contractual obligation to the Company. According to the Complaint, the Company performed virtually no due diligence to determine whether UGC was legitimate and could meet its contractual obligations. The Complaint states that Mr. Bernardich was responsible for the Company's due diligence failures and for drafting the Company's materially misleading press releases and SEC filings. The Complaint also alleges that during the first three quarters of fiscal year 2000, the Company fraudulently recognized nearly ninety percent of its reported revenues based on fictitious camera sales by initiating consignment arrangements with numerous dealers and recording the consignment order amounts as revenue before any cameras were manufactured, shipped to the dealers, or sold to customers. The Complaint alleges that during this same period, the Company also issued numerous deceptive press releases that materially misrepresented the company's operations and offered glowing, but unsubstantiated, revenue and earnings forecasts. The Complaint also alleges that in April 2001, following a management change, the Company filed with the SEC an annual report for 2000 containing a misleading restatement of revenues and other materially misleading disclosures and accounting errors. According to the Complaint, the principal architect of the Company's fraudulent activities during 2000 was its now-deceased former chief executive officer, Richard L. McBride. According to the Complaint, among other things, the Company failed to disclose in violation of applicable SEC regulations that Mr. McBride had been convicted of fraud in 1998 and was serving a six-year probation term. The Complaint also alleges that Mr. Cox was responsible for certain of the Company's fraud and reporting violations and Mr. Bernardich, who had replaced Mr. McBride as chief executive officer in February 2001, aided and abetted the Company's reporting violations with respect to the Company's 2000 annual report.

     In addition, the Company's current chief financial officer, Douglas Bauer, has consented to the issuance of a cease-and-desist order for his role in causing the Company's reporting violation in connection with its April 2002 restatement of a deferred tax asset. Mr. Bauer consented to the issuance of the order without admitting or denying the findings in the Order.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statements

You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes contained elsewhere in this Form 10-Q/A ("Report"). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

This Report may contain forward-looking statements within the meaning of Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and
(e) any statements using the words "believes," "budget," "target," "goal," A anticipate," A expect," "plan," "outlook," "objective," A may," A project," A intend," "estimate," or similar expressions. These statements are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.

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

Our primary focus during the quarter ended June 30, 2006 was on the uprading of existing power line products and development of our new power line products due during the 3rd and 4th quarters of 2006, ending September 30, 2006 and December 31, 2006, respectively.

The technology for our audio product line was completed during the quarter ended June 30, 2006. This product line transmits audio over the existing electrical lines within a home or small office. The product will be introduced in two forms. The first is an iPod/MP3 accessory, complete with audio speakers; and targets the rapid growth of the iPod/MP3 player market. The second is an accessory for home entertainment systems and component stereo systems which have an extensive installed base. Both products allow the user to connect speakers in any room without running wires from the audio source to the room with the speakers. The technology may also be integrated into various consumer electronics products like home entertainment systems. It is especially well suited for surround sound products as it enables the rear surround sound speakers to be connected without running wires across the room.

Consistent with our business plan, we intend on penetrating targeted markets utilizing both licensing and direct sales strategies; depending on market structure and targeted customers in each segment. In June, prototypes were sent to two potential licensees. We are currently scheduling presentations to introduce pre-production samples to major retailers during August of 2006.

Net revenues of $287,832 for the three month period ended June 30, 2006 decreased 43% compared to net revenues for the same period ended June 30, 2005. One reason for the decline was the cancellation of on air shows with Home Shopping Network, a customer that in past comparative reporting periods has accounted for a significant portion of our SecureView sales. The shows were cancelled because of declining sales performance due to HSN audience saturation and a restructuring that is currently taking place at HSN. Consequently, sales in our DC Transportation products segment accounted for 72% of total revenues for the three month period ended June 30, 2006 compared to 33% for the same period ended June 30, 2005.

Improved sourcing of components in the DC Transportation Products Segment resulted in a gross profit margin of 52% for the three month period ended June 30, 2006, compared to 41% for the same period ended June 30, 2005. We anticipate further product cost reductions in future periods due to a decrease in manufacturing costs associated with the next generation of transmitters and receivers for the PLC systems. In addition, during the three months ended June 30, 2006, we received purchasing commitments from two recreational vehicle manufacturers to equip select 2007 model year vehicles, beginning in July 2006, with our rear vision systems and accessories.

Two long on-going legal matters were brought to a resolution during the three months ended June 30, 2006. The lawsuit brought by Satius, Inc. was dismissed by the Court of Common Pleas of Montgomery County, Pennsylvania on June 7, 2006; and the Securities & Exchange Commission investigation of our Company was settled on June 27, 2006 (See "Legal Proceedings" for more detailed information regarding these matters). Resolutions to both of these matters have been primary objectives of our new management. As a result, we expect legal fees to decline in future reporting periods and to fall in line with budgeted amounts.

During the three months ended June 30, 2006, the Company issued purchase orders to its overseas supplier totaling $562,440 for the manufacturing of the Company's SecureView product. The product will be delivered in August 2006. The Company made advance payments for the manufacturing of this product in the amount of $281,240 during the three months ended June 30, 2006, and an additional $189,800 in July and August of 2006. In addition, the Company purchased, with cash, approximately $157,000 of critical components during the three months ended June 30, 2006 for both existing products and for new products expected to be ready for manufacturing during the 3rd and 4th quarters ended September 30, 2006 and December 31, 2006, respectively. These disbursements significantly impacted our cash position for the three months ended June 30, 2006.

Subsequent Events

As of August 11, 2006, we have received written confirmation from a customer for the issuance of purchase orders for our SecureView product totaling approximately $825,000 for shipment during the 3rd quarter ended September 30, 2006; and an additional purchase order, from the same customer, totaling approximately $275,000, for shipment in either the 3rd or 4th quarter ended September 30, 2006 and December 31, 2006, respectively; at the discretion of the customer. As discussed above, the product to fulfill these anticipated purchase orders has been produced and received into inventory during August of 2006 and is ready for immediate shipment.

RESULTS OF OPERATIONS

See Note 3 to the financial statements for additional segment reporting.

SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

NET REVENUE. Net revenue decreased 46% from $931,628 for the six months ended June 30, 2005 to $499,416 for the six months ended June 30, 2006. Marine product segment sales were $101,039 or 20% of total revenues for the six months ended June 30, 2006 compared to $81,956, or 9% of total revenues, for the six months ended June 30, 2005. Overall, marine product sales increased $19,083, or 23%. Security product segment sales were $40,410 or 8% of total revenues for the six months ended June 30, 2006 compared to $528,638, or 57% of total revenues, for the six months ended June 30, 2005. Overall, security product sales decreased $488,228, or 92%. DC Transportation product segment sales were $357,967, or 72% of total revenues for the six months ended June 30, 2006 compared to $321,034, or 34% of total revenues for the six months ended June 30, 2005. Overall, DC Transportation product sales increased $36,933, or 12%. The increase in the marine product segment sales was due to the Company's efforts to increase internet traffic to its marine products website . The reduction in the security products segment is due primarily to the cancellation of on air sales shows on Home Shopping Network (HSN). The cancellation of the on air shows was due to market saturation and a general restructuring at HSN. The increase in revenues for the DC transportation product segment was driven primarily by the addition of new customers compared to the same period last fiscal year.

COST OF GOODS SOLD. Cost of Goods sold decreased 58% from $667,571 for the six months ended June 30, 2005 to $282,046 for the six months ended June 30, 2006. As a percentage of net revenue, cost of goods sold decreased to 56% for the six months ended June 30, 2006 from 72% for the six months ended June 30, 2005. Cost of goods sold for the marine products segment increased $15,783 or 34%, from $45,766 for the six months ended June 30, 2005 to $61,549 for the same period ended in 2006. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 56% for the six months ended June 30, 2005 to 61% for same period ended in 2006. Cost of goods sold for the security products segment decreased $396,493 or 92%, from $430,901 for the six months ended June 30, 2005 to $34,408 for the same period ended in 2006. As a percentage of revenue, cost of goods sold for the security product segment increased from 82% for the six months ended June 30, 2005 to 85% for same period ended in 2006. Cost of goods sold for the DC Transportation product segment decreased $4,815 or 3% from $190,904 for the six months ended June 30, 2005 to $186,089 for the same period ended in 2006. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment decreased from 59% for the six months ended June 30, 2005 to 52% for same period ended in 2006.

The increase in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by a one time sales promotion during the three months ended June 30, 2006 for the purpose of accelerating sales after the end of the regional boat show season. The increase in the cost of goods sold as a percentage of net revenues for the Security Products Segment was due to costs associated with the modification of existing inventories to improve product performance. The decrease in the cost of goods sold as a percentage of net revenues for the DC Transportation product segment was due to improved component pricing negotiated during the period.

GROSS PROFIT MARGIN. Gross profits on sales for the six months ended June 30, 2006 amounted to $217,370 or 44% of net revenues, compared to $264,057, or 28% of net revenues, for the six months ended June 30, 2005. The marine products segment contributed $39,490 and $36,190 of the total gross profit for the six months ended June 30, 2006 and 2005, respectively. The security products segment contributed $6,002 and $97,737 of the total gross profit for the six months ended June 30, 2006 and 2005, respectively. The DC Transportation products segment contributed $171,878 and $130,130 of the total gross profit for the six months ended June 30, 2006 and 2005, respectively. The gross profit percentage for the marine products segment decreased from 44% for the six months ended June 30, 2005 to 39% for the six months ended June 30, 2006. The gross profit percentage for the security products segment decreased from 18% for the six months ended June 30, 2005 to 15% for the six months ended June 30, 2006. The gross profit percentage for the DC Transportation products segment increased from 41% for the six months ended June 30, 2005 to 48% for the six months ended June 30, 2006.

The decrease in the gross profit as a percentage of net revenues for the marine products segment was driven primarily by a one time sales promotion during the three months ended June 30, 2006 for the purpose of accelerating sales after the end of the regional boat show season. The decrease in the gross profit as a percentage of net revenues for the Security Products Segment was due to costs associated with the modification of existing inventories to improve product performance. The increase in the gross profit as a percentage of net revenues for the DC Transportation product segment was due to improved component pricing negotiated during the period.

SALARIES AND WAGES. Salaries and Wages decreased 26% from $960,283 for the six months ended June 30, 2005 to $714,221 for the six months ended June 30, 2006. The decrease was due to the overall reduction in employees as a result of the Company's restructuring plan initiated in April of 2005. Salary and Wages is comprised of employee wages and stock compensation. During the six months ended June 30, 2006, $101,700 of non-cash stock-based compensation was recorded in conjunction with common stock issued to an employee pursuant to employment contract obligations.

PROFESSIONAL & CONSULTING FEES. Professional and consulting fees increased 71% from $529,173 for the six months ended June 30, 2005 to $905,322 for the six months ended June 30, 2006. The increase was due to legal fees associated with the defense of the Satius law suit and the Securities & Exchange Commission investigation (See legal proceedings); and restricted common stock compensation for the Company's Board of Directors. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. During the six months ended June 30, 2006, $254,400 of non-cash stock-based compensation was recorded, $237,600 of which was expensed during the period, in conjunction with common stock issued to Directors for fiscal year 2006 compensation, and compensation for services rendered during the Company's 2005 restructuring.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization decreased 52% from $335,615 for the six months ended June 30, 2005 to $161,636 for the six months ended June 30, 2006. The decrease was attributable to a reduction in amortization expense as certain intangible assets were fully amortized as of December 31, 2005.

RESEARCH & DEVELOPMENT. Research and development expense increased 11% from $320,159 for the six months ended June 30, 2005, to $354,735 for the six months ended June 30, 2006. The increase was due to an increase in contract labor expenditures and component purchases in the Company's efforts to finalize the development of several new products.. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security (both analog and digital) and DC Transportation product segments. For the six months ended June 30, 2006, of the total Research & Development expenditures, $276,693 or 78% was related to the security & audio products segment, $74,494 or 21% was related to the DC Transportation products segment, and $3,548 or 1% was related to the marine products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years.

ADVERTISING AND PROMOTIONS. Advertising and promotions decreased 29% from $119,039 for the six months ended June 30, 2005 to $84,400 for the six months ended June 30, 2006. The decrease was due directly to a reduction in print advertising for the DC transportation product segment and a focus on selling through distribution channels rather than directly to the consumer. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES. Rent and utilities increased 8% from $107,186 for the six months ended June 30, 2005 to $115,574 for the six months ended June 30, 2006. The increase is due to holder over rent at 1 1/2 times the normal rate on the corporate office space for the two months preceding the relocation to new offices. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL & ENTERTAINMENT EXPENSE. Travel & entertainment expense decreased 36% from $110,120 for the six months ended June 30, 2005 to $70,854 for the six months ended June 30, 2006. The decrease was attributed to adherence to budgeted expenditures and an overall reduction in the number of employees traveling as a result of Company's restructuring plan initiated in April of 2005. Travel & entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking & tolls, hotels & lodging, taxis, meals, and entertainment.

OTHER EXPENSES. Other expenses were basically unchanged from $198,663 for the six months ended June 30, 2005 to $198,953 for the six months ended June 30, 2006. The decreases from the reduction or elimination of both temporary labor and telemarketing expenses associated with the operations during the 2005 fiscal year was offset by a charge of approximately $31,000 to provision for doubtful accounts. Other expenses include travel, supplies, property taxes, insurance, financing fees, bank charges, provision for doubtful accounts, postage & delivery, and various other expenses that are classified as miscellaneous.

NON-OPERATING INCOME (EXPENSE) ITEMS. Non-operating income (expense) increased from ($14,099) for the six months ended June 30, 2005 to $787,231 for the six months ended June 30, 2006. Components of non-operating expenses are as follows:

o Interest expense increased to ($66,170) for the six months ended June 30, 2006 from ($14,099) for the six months ended June 30, 2005. The current period interest expense includes ($90,830) of amortization of debt discount on the Convertible Debentures, and ($19,291) in miscellaneous interest from previous financing. The Company records amortization using the effective interest method and, accordingly, interest expense associated with these debentures will increase as the carrying value increases. These expense amounts were offset by $18,951 in interest income, and $25,000 in other income.

o Loss of extinguishment of ($1,502,286) arose in connection with our debenture financing where we allocated the fair value of instruments issued in connection with the financing to the proceeds and the debt relieved on a relative fair value basis. This calculation resulted in a loss on extinguishment associated with the relieved indebtedness.

o Derivative gain, which amounted to $2,355,687 for the six months ended June 30, 2006 arises from fair value adjustments to our derivative financial instruments. These instruments consist of freestanding warrants and embedded conversion features associated with the Debenture offering. We will continue to incur fair value adjustments to these instruments until such instruments are converted, exercised or reclassified to stockholders' equity. Future fair value adjustments require the use of subjective estimates. However, the principal driver of our valuation model is the Company's trading common stock. Accordingly, future volatility in the trading market price may result in significant changes in fair value that are required to be recorded as adjustments in income.

LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations decreased 90%, from $171,088 for the six months ended June 30, 2005, to $16,588 for the same period ended June 30, 2006. (See Note 10 to the financial statements.)

THREE MONTHS ENDED JUNE 30, 2006 AND MARCH 31, 2005

NET REVENUE. Net revenue decreased 43% from $504,194 for the three months ended June 30, 2005 to $287,832 for the three months ended June 30, 2006. Marine product segment sales were $41,654 or 14% of total revenues for the three months ended June 30, 2006 compared to $32,727, or 6% of total revenues, for the three months ended June 30, 2005. Overall, marine product sales increased $8,927, or 27%. Security product segment sales were $30,858 or 11% of total revenues for the three months ended June 30, 2006 compared to $303,259, or 60% of total revenues, for the three months ended June 30, 2005. Overall, security product sales decreased $272,401, or 90%. DC Transportation product segment sales were $215,320, or 75% of total revenues for the three months ended June 30, 2006 compared to $168,208, or 34% of total revenues for the three months ended June 30, 2005. Overall, DC Transportation product sales increased $47,112, or 28%. The increase in the marine product segment sales was due to the Company's efforts to increase internet traffic to its marine products website.. The reduction in the security products segment is due primarily to the cancellation of on air sales shows on Home Shopping Network (HSN). The cancellation of the on air shows was due to market saturation and a general restructuring at HSN. The increase in revenues for the DC transportation product segment was driven primarily by the addition of new customers compared to the same period last fiscal year.


COST OF GOODS SOLD. Cost of Goods sold decreased 56% from $352,389 for the three months ended June 30, 2005 to $154,966 for the three months ended June 30, 2006. As a percentage of net revenue, cost of goods sold decreased to 54% for the three months ended June 30, 2006 from 70% for the three months ended June 30, 2005. Cost of goods sold for the marine products segment increased $11,174 or 79%, from $14,149 for the three months ended June 30, 2005 to $25,323 for the same period ended in 2006. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 43% for the three months ended June 30, 2005 to 61% for same period ended in 2006. Cost of goods sold for the security products segment decreased $212,176 or 89%, from $238,465 for the three months ended June 30, 2005 to $26,289 for the same period ended in 2006. As a percentage of revenue, cost of goods sold for the security product segment increased from 79% for the three months ended June 30, 2005 to 85% for same period ended in 2006. Cost of goods sold for the DC Transportation product segment increased $3,579 or 4% from $99,775 for the three months ended June 30, 2005 to $103,354 for the same period ended in 2006. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment decreased from 59% for the three months ended June 30, 2005 to 48% for same period ended in 2006.

The increase in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by a one time sales promotion during the three months ended June 30, 2006 for the purpose of accelerating sales after the end of the regional boat show season. The increase in the cost of goods sold as a percentage of net revenues for the Security Products Segment was due to costs associated with the modification of existing inventories to improve product performance. The decrease in the cost of goods sold as a percentage of net revenues for the DC Transportation product segment was due to improved component pricing negotiated during the period.

GROSS PROFIT MARGIN. Gross profits on sales for the three months ended June 30, 2006 amounted to $132,866 or 46% of net revenues, compared to $151,805, or 30% of net revenues, for the three months ended June 30, 2005. The marine products segment contributed $16,331 and $18,578 of the total gross profit for the three months ended June 30, 2006 and 2005, respectively. The security products segment contributed $4,569 and $64,794 of the total gross profit for the three months ended June 30, 2006 and 2005, respectively. The DC Transportation products segment contributed $111,966 and $68,433 of the total gross profit for the three months ended June 30, 2006 and 2005, respectively. The gross profit percentage for the marine products segment decreased from 57% for the three months ended June 30, 2005 to 39% for the three months ended June 30, 2006. The gross profit percentage for the security products segment decreased from 21% for the three months ended June 30, 2005 to 15% for the three months ended June 30, 2006. The gross profit percentage for the DC Transportation products segment increased from 41% for the three months ended June 30, 2005 to 52% for the three months ended June 30, 2006.

The decrease in the gross profit as a percentage of net revenues for the marine products segment was driven primarily by a one time sales promotion during the three months ended June 30, 2006 for the purpose of accelerating sales after the end of the regional boat show season. The decrease in the gross profit as a percentage of net revenues for the Security Products Segment was due to costs associated with the modification of existing inventories to improve product performance. The increase in the gross profit as a percentage of net revenues for the DC Transportation product segment was due to improved component pricing negotiated during the period.

SALARIES AND WAGES. Salaries and Wages decreased 22% from $547,358 for the three months ended June 30, 2005 to $424,903 for the three months ended June 30, 2006. The decrease was due to the overall reduction in employees as a result of the Company's restructuring plan initiated in April of 2005. Salary and Wages is comprised of employee wages and stock compensation. During the three months ended June 30, 2006, $86,700 of non-cash stock-based compensation was recorded in conjunction with common stock issued to officers pursuant to employment contract obligations. Adjusted for the one time stock compensation expense, salaries & wages for normal operations decreased 38% for the same periods ended.

PROFESSIONAL & CONSULTING FEES. Professional and consulting fees increased 295% from $140,727 for the three months ended June 30, 2005 to $556,292 for the three months ended June 30, 2006. The increase was due to legal fees associated with the defense of the Satius law suit and the Securities & Exchange Commission investigation (See legal proceedings); and restricted common stock compensation for the Company's Board of Directors. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. During the three months ended June 30, 2006, $254,400 of non-cash stock-based compensation was recorded, of which $237,600 was expensed in the period, in conjunction with common stock issued to Directors for fiscal year 2006 compensation, and compensation for services rendered during the Company's 2005 restructuring.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization decreased 69% from $168,725 for the three months ended June 30, 2005 to $52,838 for the three months ended June 30, 2006. The decrease was attributable to a reduction in amortization expense as certain intangible assets were fully amortized as of December 31, 2005.

RESEARCH & DEVELOPMENT. Research and development expense increased 49% from $149,040 for the three months ended June 30, 2005, to $222,528 for the three months ended June 30, 2006. The increase was due to an increase in contract labor expenditures and component purchases in the Company's efforts to finalize the development of several new products. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security (both analog and digital) and DC Transportation product segments. For the three months ended June 30, 2006, of the total Research & Development expenditures, $173,571 or 78% was related to the security & audio products segment, $46,729 or 21% was related to the DC Transportation products segment, and $2,228 or 1% was related to the marine products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security and DC transportation product segments for the next several years.

ADVERTISING AND PROMOTIONS. Advertising and promotions decreased 42% from $51,587 for the three months ended June 30, 2005 to $30,004 for the three months ended June 30, 2006. The decrease was due directly to a reduction in print advertising for the DC transportation product segment and a focus on selling through distribution channels rather than directly to the consumer. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES. Rent and utilities increased 8% from $59,041 for the three months ended June 30, 2005 to $63,567 for the three months ended, June 30, 2006. The increase is due to holder over rent at 1 1/2 times the normal rate on the corporate office space for the two months preceding the relocation to new offices. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL & ENTERTAINMENT EXPENSE. Travel & entertainment expense decreased 45% from $58,859 for the three months ended June 30, 2005 to $32,458 for the three months ended June 30, 2006. The decrease was attributed to adherence to budgeted expenditures and an overall reduction in the number of employees traveling as a result of Company's restructuring plan initiated in April of 2005. Travel & entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking & tolls, hotels & lodging, taxis, meals, and entertainment.

OTHER EXPENSES. Other expenses decreased 21% from $91,221 for the three months ended June 30, 2005 to $72,413 for the three months ended June 30, 2006. The decrease was due primarily to a reduction or elimination of both temporary labor and telemarketing expenses that were associated with the operations during the 2005 fiscal year. Other expenses include travel, supplies, property taxes, insurance, financing fees, bank charges, provision for doubtful accounts, postage & delivery, and various other expenses that are classified as miscellaneous.

NON-OPERATING INCOME (EXPENSE) ITEMS. Non-operating income (expense) increased from ($13,041) for the three months ended June 30, 2005 to $1,905,443 for the three months ended June 30, 2006. Components of non-operating expenses are as follows:

o Interest expense decreased to $729 for the three months ended June 30, 2006 from ($13,041) for the three months ended June 30, 2005. The current period interest expense includes ($39,753) of amortization of debt discount on the Convertible Debentures, and ($905) of miscellaneous interest. The Company records amortization using the effective interest method and, accordingly, interest expense associated with these debentures will increase as the carrying value increases. These expense amounts were offset by $16,387 in interest income, and $25,000 in other income.

o Derivative gain, which amounted to $1,904,714 for the three months ended June 30, 2006 arises from fair value adjustments to our derivative financial instruments. These instruments consist of freestanding warrants and embedded conversion features associated with the Debenture offering. We will continue to incur fair value adjustments to these instruments until such instruments are converted, exercised or reclassified to stockholders' equity. Future fair value adjustments require the use of subjective estimates. However, the principal drive of our valuation model is the Company's trading common stock. Accordingly, future volatility in the trading market price may result in significant changes in fair value that are required to be recorded as adjustments in income.

LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations decreased 48%, from $32,206 for the three months ended June 30, 2005, to $16,588 for same period ended June 30, 2006. (See Note 10 to the financial statements.)

LIQUIDITY & CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred losses from operations of $2,388,325 and $3,014,467 during the six months ended June 30, 2006 and 2005, respectively. In addition, during those periods, the Company has used cash of $2,842,510 and $1,1615,261 respectively, in its operating activities and has a stockholders'deficit of $1,936,873 at June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company's ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation Products Segment products and (iii) ultimately the achievement of profitable operations. During the six months ended June 30, 2006, the Company secured financing of $4,473,933 in the form of convertible debentures which included proceeds of $3,100,000 and the conversion of $1,373,933 of otherwise short term existing obligations to long term debt (See Note 8). While the proceeds of this financing will significantly mitigate the Company's liquidity difficulties, the ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the six months ended June 30, 2006 the Company funded its losses from operations through the following vehicles:

o On March 16, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), with several accredited investors (collectively the "Purchasers"), under which the Company issued and sold to the Purchasers in a private placement, $4,473,933 aggregate principal amount of convertible debentures ("Debentures"), including $1,373,933 of existing debt being converted into the Debentures, and warrants to purchase common stock (the "Warrants") for an aggregate of up to $3,100,000 (the "Proceeds"). All the closing conditions of the Purchase Agreement were satisfied on March 23, 2006. On March 23, 2006 the Company received a portion of the Proceeds in the amount of $2,563,572 net of $136,428, which was paid from the Proceeds as payment for commissions and expenses and $87,428 as repayment of certain creditors pursuant to the Purchase Agreement. Furthermore, on March 27, 2006, the Company received $250,000 and on March 29, 2006 the Company received a final disbursement of the Proceeds in the amount of $150,000, for a total aggregate amount of the Proceeds of $3,100,000 disbursed to the Company. The Company paid a portion of the Proceeds as a broker's fee with respect to the sale of the Debentures and Warrants to the Purchasers, and intends to use the net available proceeds for general corporate and working capital purposes. The Warrants may be exercised for an aggregate of up to 94,188,063 (1,883,761 as adjusted for the March 22, 2006 1 for 50 reverse stock split) shares of common stock until March 22, 2011, at price per share equal to $2.375 The Exercise Price will be subject to adjustment for events and transactions as stated in the Warrant. The transaction was recorded as a derivative liability on the Company's balance sheet (See "Note 8" to the financial statements).

During the six months ended June 30, 2006, the Company issued purchase orders to its overseas supplier totaling $562,440 for the manufacturing of the Company's Secure View product. The product will be delivered in August 2006. The Company made advance payments for the manufacturing of this product in the amount of $281,240 during the six months ended June 30, 2006, and an additional $189,800 in July and August of 2006. In addition, the Company purchased, with cash, critical components during the six months ended June 30, 2006 for both existing products and for new products expected to be ready for manufacturing during the 3rd and 4th quarters ended September 30, 2006 and December 31, 2006, respectively. At June 30, 2006, this inventory was being warehoused in Taiwan, at the offices of IC Intracom, the Company's manufacturing partner, and was valued at approximately $157,000.

The financing of overseas manufacturing has had a significant impact on the Company's cash position for the six months ended June 30, 2006. However, the Company has received purchase orders for its SecureView product totaling approximately $825,000 for shipment during the 3rd quarter ended September 30, 2006; and a verbal commitment for an additional purchase order totaling approximately $275,000 for the same product to be shipped in either the 3rd or 4th quarters ended September 30, 2006 and December 31, 2006, respectively. The purchase orders carry 30 day terms.

Other than outlined above, the Company has no other material commitments for the purchase of raw materials or components. The Company issues purchase orders for these items for the purposes of fulfilling customer orders and maintaining reasonable levels of inventory.


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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

Litigation, claims and assessment:

Guestlinx, LLC

On May 19, 2006 the Company learned that a default judgment had been entered against it on May 3, 2006 in the Superior Court of California, Orange County, in the amount of $90,561, to the plaintiff Guestlinx, LLC. The judgment was granted based on an action filed by Guestlinx, LLC on November 2, 2005. The Company had no prior knowledge of the action and believes it was never properly served. The Company retained counsel in California, and on August 4, 2006 was successful in having the judgment set aside for improper service; contingent upon the Company remitting $3,000 to the Orange County Superior Court by September 4, 2006. The Company had previously recorded a liability associated with this dispute in the amount of $46,352 that is currently included in the Company's balance sheet under "Liabilities from Discontinued Operations".

Satius, Inc. License Agreement

On June 7, 2006, the civil action initiated against the Company (the "Action") by Satius, Inc. ("Satius"), on August 17, 2005, in which Satius alleged various claims under a former license agreement (the "Agreement"), entered into on December 18, 2002, by and between Satius and the Company and subsequently terminated by Satius on July 10, 2004, was dismissed in the Court of Common Pleas of Montgomery County, Pennsylvania. On June 9, 2006, the Company was notified by its counsel that Satius has appealed the dismissal. The Company cannot predict whether or not the appeal will be successful.

SEC Investigation

The Company has settled the previously reported investigation by the Securities and Exchange Commission ("SEC") as described below.

On Tuesday, June 27, 2006, the SEC filed a civil action in the United States District Court for the District of Columbia against the Company, its former chief executive officer, George S. Bernardich III, and its former secretary and treasurer, James R. Cox. The Company consented to the entry of a judgment permanently enjoining it from violating Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 ("Exchange Act"), which are general antifraud provisions of the federal securities laws. The Company also consented to being enjoined from violating the periodic reporting, books and records, and internal controls provisions contained in Exchange Act Sections 13(b)(2)(A), 13(b)(2)(B), and 15(d) and Rules 15d-1, 15d-11, 15d-13, and 12b-20 thereunder.

Mr. Bernardich and Mr. Cox consented to the entry of judgments permanently enjoining them from violating Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and aiding and abetting the Company's alleged reporting violations, and barring them from serving as officers and directors of public companies for a period of ten years. The Company, Mr. Bernardich and Mr. Cox consented to the entry of the judgments without admitting or denying the allegations in the SEC's Complaint. Mr. Bernardich was president and chief executive offer of the Company from February 2001 until April 2005. He was chairman of the Company's board of directors from August 2000 until February 2005 and remained a director of the Company until March 2006. The Company currently has a consulting/severance arrangement with Mr. Bernardich. Mr. Cox was the Company's secretary, treasurer and director from the time the company went public in March 1999 until approximately July 2002. Mr. Cox is currently employed by the Company in a product development capacity.

The requested relief was approved by the Court on August 7, 2006.

The Complaint alleged that in September 2004, the Company violated the antifraud provisions of the federal securities laws by issuing materially misleading press releases and filing materially misleading reports with the SEC concerning a purported $23 million sales contract with a defense contractor known as
Universal General Corporation ("UGC"), which, in fact, had no revenues, no assets, and no means to satisfy any portion of its $23 million contractual obligation to the Company. According to the Complaint, the Company performed virtually no due diligence to determine whether UGC was legitimate and could meet its contractual obligations. The Complaint states that Mr. Bernardich was responsible for the Company's due diligence failures and for drafting the Company's materially misleading press releases and SEC filings. The Complaint also alleges that during the first three quarters of fiscal year 2000, the Company fraudulently recognized nearly ninety percent of its reported revenues based on fictitious camera sales by initiating consignment arrangements with numerous dealers and recording the consignment order amounts as revenue before any cameras were manufactured, shipped to the dealers, or sold to customers. The Complaint alleges that during this same period, the Company also issued numerous deceptive press releases that materially misrepresented the company's operations and offered glowing, but unsubstantiated, revenue and earnings forecasts. The
Complaint also alleges that in April 2001, following a management change, the Company filed with the SEC an annual report for 2000 containing a misleading restatement of revenues and other materially misleading disclosures and accounting errors. According to the Complaint, the principal architect of the Company's fraudulent activities during 2000 was its now-deceased former chief executive officer, Richard L. McBride. According to the Complaint, among other things, the Company failed to disclose in violation of applicable SEC regulations that Mr. McBride had been convicted of fraud in 1998 and was serving a six-year probation term. The Complaint also alleged that Mr. Cox was responsible for certain of the Company's fraud and reporting violations and Mr. Bernardich, who had replaced Mr. McBride as chief executive officer in February 2001, aided and abetted the Company's reporting violations with respect to the Company's 2000 annual report.

In addition, the Company's current chief financial officer, Douglas Bauer, has consented to the issuance of a cease-and-desist order for his role in causing the Company's reporting violation in connection with its April 2002 restatement of a deferred tax asset. Mr. Bauer consented to the issuance of the order without admitting or denying the findings in the Order.

Item 1A. Risk Factors

During the quarterly period ended June 30, 2006, the following material changes occurred with respect to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. Please read the section entitled "Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and similar types of discussions in other SEC filings which discuss some of the important risks that may affect our business, results of operations and financial condition.

THE COMPANY HAS SETTLED THE PREVIOUSLY REPORTED INVESTIGATION BY THE SECURITIES AND EXCHANGE COMMISSION

The Company has settled the previously reported investigation by the Securities and Exchange Commission ("SEC") as described below.

On Tuesday, June 27, 2006, the SEC filed a civil action in the United States District Court for the District of Columbia against the Company, its former chief executive officer, George S. Bernardich III, and its former secretary and treasurer, James R. Cox. The Company consented to the entry of a judgment permanently enjoining it from violating Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 ("Exchange Act"), which are general antifraud provisions of the federal securities laws. The Company also consented to being enjoined from violating the periodic reporting, books and records, and internal controls provisions contained in Exchange Act Sections 13(b)(2)(A), 13(b)(2)(B), and 15(d) and Rules 15d-1, 15d-11, 15d-13, and 12b-20 thereunder.

Mr. Bernardich and Mr. Cox consented to the entry of judgments permanently enjoining them from violating Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and aiding and abetting the Company's alleged reporting violations, and barring them from serving as officers and directors of public companies for a period of ten years. The Company, Mr. Bernardich and Mr. Cox consented to the entry of the judgments without admitting or denying the allegations in the SEC's Complaint. Mr. Bernardich was president and chief executive offer of the Company from February 2001 until April 2005. He was the chairman of the Company's board of directors from August 2000 until February 2005 and remained a director of the Company until March 2006. The Company currently has a consulting/severance arrangement with Mr. Bernardich. Mr. Cox was the Company's secretary, treasurer and director from the time the company went public in March 1999 until approximately July 2002. Mr. Cox is currently employed by the Company in a product development capacity. The requested relief is subject to court approval.

In addition, the Company's current chief financial officer, Douglas Bauer, has consented to the issuance of a cease-and-desist order for his role in causing the Company's reporting violation in connection with its April 2002 restatement of a deferred tax asset. Mr. Bauer consented to the issuance of the order without admitting or denying the findings in the Order.

WE ARE AUTHORIZED TO ISSUE "BLANK CHECK" PREFERRED STOCK WHICH, IF ISSUED WITHOUT STOCKHOLDERS APPROVAL, MAY ADVERSELY AFFECT THE RIGHTS OF HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation authorize the issuance of up to 30,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which would adversely affect the voting power or other rights of our stockholders. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control, which could have the effect of discouraging bids for PowerLinx and thereby prevent stockholders from receiving the maximum value for their shares. We have no present intention to issue any shares of its preferred stock in order to discourage or delay a change of control. However, there can be no assurance that preferred stock will not be issued at some time in the future.

THE AVAILABILITY OF A LARGE NUMBER OF AUTHORIZED BUT UNISSUED SHARES OF COMMON STOCK MAY, UPON THEIR ISSUANCE, LEAD TO DILUTION OF EXISTING STOCKHOLDERS.

Pursuant to the approval of the Company's shareholders of the increase in authorized common stock obtained on August 8, 2006, we are authorized to issue 50,000,000 shares of common stock, of which as of August 16, 2006, 4,888,900 shares are issued and outstanding. In connection with the financing arrangement that we entered into in March 2006, we also have outstanding secured convertible that may be converted into an estimated 3,622,618 shares of common stock at current market prices, and outstanding warrants to purchase 1,883,761 shares of common stock. Assuming conversion and exercise of these instruments, we will be left with more than 39 million authorized shares that remain unissued. These shares may be issued by our Board of Directors without further stockholder approval. The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 28, 2006, the Company issued 51,000 shares of restricted common stock to officers in the form of stock compensation in accordance with their employment contracts. The shares were valued at $86,700, based on the closing market price of the Company's common stock on date the grant was ratified by the Board of Directors.

On June 28, 2006, the Company issued 106,000 shares of restricted common stock to Directors of the Company in the form of stock compensation. Of the total shares issued, 14,000 shares were issued as compensation for the 2006 fiscal year ended December 31, 2006. The remaining 92,000 shares were issued as compensation for services rendered by Directors during the Company's 2005 restructuring plan. The shares were valued at $254,400, based on the closing market price of the Company's common stock on date the grant was ratified by the Board of Directors.

All of our securities issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b), and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder. With respect to the sale of the Units described above, the Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to
Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things (1) the transactions did not involve a public offering, (2) the investors were accredited investors and/or qualified institutional buyers, (3) the investors had access to information about the Company and their investment,
(4) the investors took the securities for investment and not resale, (5) the Company took appropriate measures to restrict the transfer of the securities,
(6) no advertising or general solicitation was employed in offering the securities, and (7) no commissions were paid in connection with the placement and/or sale of the securities.


Item 3.     Defaults Upon Senior Securities.

            Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

The Company has presented to its shareholders of record as of April 27, 2006, the following resolutions for approval which recommended by the Company's Board of Directors.

                            ACTION BY WRITTEN CONSENT
                               IN LIEU OF MEETING
                                      OF A
                          MAJORITY OF THE SHAREHOLDERS

The undersigned, constituting a majority of the shareholders of PowerLinx, Inc., a Nevada corporation (the "Company"), hereby consent to and adopt the following resolution pursuant to the Nevada Revised Statutes:

          WHEREAS, the Board of Directors of the Company has approved and in the opinion of the Board of Directors it is advisable and in the best interests of the Company to increase the authorized common stock of the Company from 8,000,000 shares to 50,000,000 shares; and

          WHEREAS, as a result of the reverse stock split of the Company's common stock, $0.001 par value per share (the "Common Stock") effective as of March 22, 2006, the aggregate number of shares of Common Stock covered and issuable under the 2003 Employee Stock Option Plan, decreased from 12,500,000 shares to 250,000 shares.

          NOW THEREFORE IT IS


          RESOLVED, that the Company is hereby authorized and directed to amend and restate Article IV of the Articles of Incorporation of the Company in its entirety to read as follows:

          Article IV: "The aggregate number of shares which the Company shall have authority to issue is Eighty Million (80,000,000) shares of capital stock consisting of Fifty Million (50,000,000) shares of common stock, $0.001 par value per share ("Common Stock"), and Thirty Million (30,000,000) shares of preferred stock, $0.001 par value per share ("Preferred Stock").

          The authority to issue the Preferred Stock shall be vested in the board of directors. The board of directors, without shareholder action, may amend the Company's Articles of Incorporation pursuant to Section 78.195 and
Section 78.1955 of the Nevada Revised Statutes to:

          (i) create one or more series of Preferred Stock, fix the number of shares of each such series, and designate, in whole or part, the preferences, limitations, and relative rights of the series, all before the issuance of any shares of that series;

          (ii) alter or revoke the preferences, limitations, and relative rights granted to or imposed upon any wholly unissued series of Preferred Stock; or

          (iii) increase or decrease the number of shares constituting any series, the number of shares of which was originally fixed by the board of directors, either before or after the issuance of shares of the series, provided that the number may not be decreased below the number of shares of the series then outstanding, or increased above the total number of authorized shares of Preferred Stock available for designation as part of the series.

          The preferences, limitations, and relative rights of the Preferred Stock or any series of the Preferred Stock may include, but is not limited to, Preferred Stock that (a) has special, conditional or limited voting rights, or no right to vote; (b) is redeemable or convertible; (c) entitles the holders to distributions calculated in any manner, including dividends that may be cumulative, non-cumulative, or partially cumulative; (d) and Preferred Stock that has preference over the Common Stock with respect to distributions, including dividends and distributions upon the dissolution of the corporation. The above-described authority of the board of directors to fix and determine may be exercised by corporate resolution from time to time as the board of directors sees fit."

          RESOLVED, that the Company is hereby authorized and directed to file a Certificate of Amendment with the State of Nevada to give effect to such increase in the Company's authorized shares of Common Stock, which filing shall be effective as of June 21st, 2006; and further

          RESOLVED, that the Company is authorized to increase the aggregate number of shares of Common Stock covered and issuable under the 2003 Employee Stock Option Plan from 250,000 shares to an amount of shares equal to 10% of the authorized amount of Common Stock of the Company which the Company, at any time, shall have authority to issue;

          RESOLVED, that the majority in interest of the shareholders of the Company hereby approve the selection of Aidman, Piser & Company, P.A. as the Company's Independent Public Accountant for the fiscal year ending December 31, 2006; and further

          RESOLVED, that the majority in interest of the shareholders of the Company hereby nominate and reelect Jim Williams, Martin Traber and Ted Shalek to serve as class II members of the Board of Directors of the Company and pursuant to the Company's By-laws, for a term expiring at the annual meeting of shareholders held in the third (3rd) year following the year of their election, such election to be effective on and as of June 21st, 2006; and further

          RESOLVED, that the officers and directors of the Company are hereby authorized and directed on behalf of and in the name of the Company to take such action, and execute such documents to effectuate the transactions and other matters authorized hereby.

          The action taken by this consent shall have the same force and effect as if taken at a meeting of shareholders of the Company, duly called.

          The resolutions, as presented, were approved by shareholders representing a majority of the outstanding shares as of the record date on August 8, 2006. The Company filed a certificate of amendment with the State of Nevada on August 10, 2006 to amend the Company's Articles of Incorporation accordingly.

Item 5.     Other Information.

        None.

Item 6.     Exhibits

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

Dated: August 21, 2006                    POWERLINX, INC.



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