Form 10-K/A
period 2005-12-31
POWERLINX INC
filed 2006-08-23
CIK 894536

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

                         Commission file number 0-23081

                                 POWERLINX INC.
             (Exact Name of Registrant as Specified in its Charter)

               Nevada                                 50-0006815
  --------------------------------       ------------------------------------
  (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or Organization)


   10901-A Roosevelt Blvd. Suite 200, St. Petersburg, Florida     33716
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

                                      None

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

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                      INDEX

PART I

                                                                            Page

Item 1.        Description of Business.......................................5
Item 1A.       Risk Factors..................................................16
Item 1B.       Unresolved Staff Comments.....................................18
Item 2.        Description of Property.......................................21
Item 3.        Legal Proceedings.............................................21
Item 4.        Submission of Matters to a Vote of Security Holders...........22

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

                                    PART III

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...........................35
Item 9A.       Controls and Procedures.......................................35
Item 9B.       Other Information.............................................35
Item 10.       Management- Officers & Directors .............................35
Item 11.       Executive Compensation .......................................39
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters................41
Item 13.       Certain Relationships and Related Transactions................43
Item 14.       Principal Accountant Fees and Services........................43
Item 15.       Exhibits, Financial Statement Schedules.......................44

               Exhibits .....................................................44
               Signatures....................................................45

Subsequent to the issuance of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company determined that the effects of the one for fifty (1 -50) reverse stock split in March 2006 had not been retroactively presented for all periods. In preparing this amended 2005 10-K/A, the Company has also corrected the income taxes footnote to include amounts in their proper periods (See Note 10), reclassified certain insignificant amounts within the 2005 operating cash flows, and corrected some typographical errors. The restatement had no impact on the Company's financial position, statements of operations or net cash flows. All amounts within this Form 10-K/A have been retroactively restated to reflect the reverse stock split. See Note 18 to the consolidated financial statements.

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

The public market for our common stock has historically been very volatile. Since we changed the focus of our business from marine products to power line communication (plc) products on December 31, 2001 and through the fiscal year ended December 31, 2005, the market price for our common stock has ranged from $67.50 to $1.50. Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

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

We also lease space in Concord, California, to house our Research and Development operations. This lease is for a three year period beginning May 1, 2004, and ending April 30, 2007. The monthly rent is $1,877.05.

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

Pro-Marketing of Texas

The Company was a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleged breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company contested the claim from the outset, however, in and effort to limit legal fees associated with the action, on August 18, 2005, the Company agreed to a settlement. The settlement consisted of the issuance of 3,000 shares of restricted common stock, and cash payments totaling $60,000 to be disbursed in an amount of $2,500 per month for a period of two years, commencing on August 18, 2005.

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

ITEM 4. SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 20, 2005, The Board of Directors resolved to adopt pursuant to sections
78.320 and 78.390 of the Nevada Revised Statutes to amend the Company's certificate of incorporation to increase the authorized amount of capital stock from 5,000,000 shares to 8,000,000 shares, and to elect Myles Gould and Brad Gould to the Board of Directors, under Class I and for a term expiring at the annual meeting of shareholders held in the third (3rd) year following the year of their election; in accordance with the Company's bylaws. These resolutions were passed by a majority vote of the Company's shareholders based on a record date of May 25, 2005, and on November 11, 2005 the Company amended the 4th Article of Incorporation with the state of Nevada.

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

Recent Issuances of Unregistered Securities



On February 1, 2005, the Company issued 5,000 shares of restricted common stock to an employee in accordance with his employment contract. The shares were valued at $45,000, based on the closing market price of the Company's common stock on the date of issuance. The amount was fully expensed during the period ended March 31, 2005.

On March 31, 2005, the Company issued 14,000 shares of restricted common stock to the members of the Board of Directors in accordance with the Board of Directors compensation resolution approved on October 15, 2003. The value of the compensation was $77,000, based on the closing market price of the Company's common stock on the date of issuance. The cost is being amortized over the fiscal year 2005 beginning January 1, 2005 and ending December 31, 2005.

On March 31, 2005, the Company issued 6,000 shares of restricted common stock to the Company's interim Chief Executive Officer, Mark Meagher. Mr. Meagher was originally hired by the Company's Board of Directors as a consultant and 1,000 shares were issued pursuant to his consulting agreement effective February 10, 2005. The shares were valued at $6,500, based on the closing market price of the Company's common stock on the effective date of the agreement. The remaining 5,000 shares were issued pursuant to Mr. Meagher's interim employment agreement effective March 4, 2005. The shares were valued at $30,000, based on the closing market price of the Company's common stock on the effective date of the employment agreement.

During the three month period ended September 30, 2005, the Company received net proceeds of $1,161,289 from the sale of common stock through a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $3.15 per share, resulting in the issuance of 410,847 shares of common stock. In addition, investors received warrants to purchase additional 82,169 shares of common stock, exercisable at $12.50 per share, with five year expiration. The securities underlying the offering included registration rights. (See note 8 to the financial statements).

On May 17, 2005, the Company issued 52,000 shares of restricted common stock, valued at $211,500, to employees as part of the restructuring of management and employee employment contracts. The shares for each issuance were valued at the closing market price of the Company's common stock on the day the shares were earned or the day the issuance was granted. The entire amount was expensed during the quarter ended September 30, 2005. Of the total, 1,000 shares were valued at $11.00 per share; 4,000 shares were valued at $9.00 per share; and 47,000, were valued at $3.50 per share.

On May 17, 2005, the Company issued 54,965 shares of restricted common stock, valued at $293,861, in conjunction with severance agreements for former officers and employees of the Company. 50,000 shares were issued to two former officers in accordance with negotiated severance agreements approved by the Company's Board of Directors. The shares were valued at $275,000, or $5.50 per share, based on the closing market price of the Company's stock on the date the agreements were approved. An accrual for the entire amount was recorded during the quarter ended March 31, 2005 and was fully expensed during the same period and classified as restructuring expense. The remaining 4,965 shares, valued at $18,861, were issued to former employees in accordance with their separation agreements. The former employees were assigned to operational segments that were discontinued by the Company during the 1st quarter ended March 31, 2005, and therefore, the total expense was recorded during the 2nd quarter ended September 30, 2005, in the Discontinued Operations classification in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

On May 17, 2005, the Company issued 2,000 shares of restricted common stock, valued at $8,000, or $4.00 per share, as payment of interest owed on a note payable issued on February 18, 2005, in accordance with the terms of the note ( see note 6 to the financial statements). The shares were valued at the closing market price of the Company's common stock on the date the note was repaid.

On August 3, 2005, the Company issued 2,000 shares of restricted common stock, valued at $7,000, or $3.50 per share, to the Company's former interim Chief Executive Officer, Mark Meagher. Mr. Meagher received these shares as compensation for extending his consulting agreement for an additional 45 days. The shares were valued at the closing market price of the Company's common stock on the date they were granted.

On August 17, 2005, the Company issued 3,000 shares of restricted common stock to an entity in conjunction with the settlement of a law suit. (See note 10 to the financial statements). The shares were valued at $10,500, based on the closing market price of the Company's common stock on the date of issuance. The amount was fully expensed during the period ended December 31, 2005.

On November 2, 2005, the Company issued 84,000 shares of common stock to class participants in conjunction with the settlement of a class action law suit in May of 2003 (See Note 8 "Litigation Settlement").

On January 17, 2006, the Company issued 36,000 shares of common stock to plaintiffs various attorneys in conjunction with the settlement of a class action law suit in May of 2003 (See Note 8 "Litigation Settlement").

On January 17, 2006, the Company issued 22,000 shares of restricted common stock to lenders as payment of financing fees, in lieu of cash, in accordance with the note payable terms (See Note 9 "Notes Payable").

On February 22, 2006, the Company issued 413,028 shares of common stock in conjunction with a private equity offering for the sale of common stock exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $1.125 per share, and the Company received gross proceeds, before issuance costs of $464,657.

On March 7, 2006, the Company issued 10,000 shares of restricted common stock to employees for compensation. The stock was valued at $18,000, or $1.50 per share, based on the closing market price of the Company's common stock on the date of grant; December 16, 2005.

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

RESTRUCTURING CHARGES. Restructuring charges amounted to $598,286. The charges were attributable to severance expenses related to the departure of two officers of the Company during the quarter ended March 31, 2005. The amount also includes $37,073 in legal fees associated with those separation agreements, and $10,213 in consulting fees and travel expenses paid to a consultant hired to oversee the restructuring plan. The severance expenses include cash payments of $276,000 to be paid over a 24 month period commencing in April 2005, and the issuance of 50,000 shares of the Company's common stock, valued at $275,000 as of March 31, 2005 (See Note 7 to the financial statements).

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

During the year ended December 31, 2005 the Company funded its losses from operations through the following vehicles:


o On February 18, 2005, the Company executed a 30 day note payable with an individual in the amount of $200,000. Under the terms, the lender received 2,000 shares of the Company's restricted stock, along with registration rights, in lieu of any cash interest payments. The Company repaid $100,000 of the note prior to the March 17, 2005 due date, and the lender extended the due date on the remaining principal until April 16, 2005. The Company repaid the note in full during April 2005.

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

o During the three month period ended June 30, 2005, the Company received net proceeds of $1,161,289 from the sale of common stock through a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $3.15 per share, resulting in the issuance of 410,847 shares of common stock. In addition, investors received warrants to purchase additional 82,169 shares of common stock, exercisable at $12.50 per share, with five year expiration. The securities underlying the offering included registration rights. (See note 11 "Stockholders Equity).

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

o During the three month period ended December 31, 2005, the Company received net proceeds of $249,103 from the sale of common stock through a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $1.125 per share, resulting in the issuance of 238,092 shares of common stock. The securities underlying the offering included registration rights. (See note 11 "Stockholders Equity).

o On October 7, 2005, the Company received proceeds of $200,000 by executing a 90 day unsecured note payable with an accredited investor. In lieu of cash for interest, the lender will receive 6,400 shares of restricted common stock, and a cash payment of $25,000, both due upon the expiration date of the note (See Note 9 "Notes Payable").

o On November 11, 2005, the Company received proceeds of $133,824 for the exercise 53,529 of warrants for shares of common stock, at $2.50 per share, by an institution. As approved by the Board of Directors, the warrants were re-priced from and exercise price of $25.00 per share to $2.50 per share.

o On November 23, 2005, the Company received proceeds of $75,000 by executing three separate 45 day unsecured notes payable with a Director of the Company, and two of his family members. In lieu of cash for interest, each lender will receive .08 shares of restricted common stock for each dollar loaned. The notes are convertible to common stock at the discretion of the lender (See Note 9 "Notes Payable").

o On December 21, 2005, the Company received proceeds of $200,000 by executing three separate 45 day unsecured notes payable with various institutions and accredited investors. In lieu of cash for interest, each lender will receive .08 shares of restricted common stock for each dollar loaned. The notes are convertible to common stock at the discretion of the lender (See Note 9 "Notes Payable").


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

Consolidated statements of operations, years ended December
   31, 2005, 2004 and 2003                                                  F-4

Consolidated statements of stockholders' equity (deficit),
   years ended December 31, 2005, 2004 and 2003                             F-5

Consolidated statements of cash flows, years ended
   December 31, 2005, 2004 and 2003                                         F-11

Notes to consolidated financial statements                                  F-13


Subsequent to the issuance of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company determined that the effects of the one for fifty (1 -50) reverse stock split in March 2006 had not been retroactively presented for all periods. In preparing this amended 2005 10-K/A, the Company has also corrected the income taxes footnote to include amounts in their proper periods (See Note 10), reclassified certain insignificant amounts within the 2005 operating cash flows, and corrected some typographical errors. The restatement had no impact on the Company's financial position, statements of operations or net cash flows. All amounts within this Form 10-K/A have been retroactively restated to reflect the reverse stock split. See Note 18 to the consolidated financial statements.

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

As discussed in Note 18 to the consolidated financial statements, the accompanying financial statements have been restated.


                                   /s/ Aidman, Piser & Company, P.A.


        Tampa, Florida
        March 17, 2006, except for Note 17, as to which the date is March 29, 2006, and for Note 18 as to which the date is August 17, 2006.

                                 POWERLINX, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004


                                                                                                    2005                2004
                                                                                              ---------------   -----------------
                                      ASSETS

 Current Assets:
          Cash and cash equivalents                                                                   255,293    $        497,663
          Accounts receivables, net                                                                   157,221             282,480
          Employee Advances                                                                            31,160              51,930
          Inventories                                                                                 589,495             913,467
          Prepaid expenses and other current assets                                                   134,519              48,990
          Assets of discontinued operations                                                            16,588             137,904
                                                                                              ---------------    ----------------
                  Total current assets                                                              1,184,276           1,932,434

 Intangible assets, net                                                                               555,411           1,124,479
 Deposits                                                                                              18,460              40,334
 Property and equipment, net                                                                          203,453             297,044
                                                                                              ---------------    ----------------
          Total assets                                                                              1,961,600          $3,394,291
                                                                                              ===============    ================


                   LIABILIITIES & STOCKHOLDERS' (DEFICIT)

 Current liabilities
          Accounts payable                                                                            834,559    $        528,961
          Accrued expenses                                                                            467,825             164,912
          Accrued severance payable, current portion                                                  112,500                   -
          Deferred revenue                                                                                  -             173,483
          Due to related parties                                                                            -              60,151
          Current maturities of notes payable                                                          22,942               1,765
          Litigation settlement                                                                        90,000             300,000
          Other current liabilities                                                                    61,070
          Liabilities of discontinued operations                                                      155,128              84,603
                                                                                              ---------------    ----------------
                  Total current liabilities                                                         1,744,024           1,313,875
 Accrued severance payable, less current portion                                                       34,500
 Notes payable, less current maturities                                                             1,108,462              28,235
                                                                                              ---------------    ----------------

                  Total Liabilities                                                                 2,886,986           1,342,110
                                                                                              ---------------    ----------------

 Commitments and contingencies (Note 12)

 Stockholders' deficit
          Series A convertible preferred stock, $1.00 par value;                                      534,730            776,519
              authorized 5,000,000 shares; issued 1,825,520;
              outstanding (606,408 - 2005; 1,211,016 -2004)
          Common stock, $.001 par value, authorized 8,000,000                                           4,408              3,453
              shares; issued (4,408,142 - 2005; 3,452,923 - 2004)
              outstanding (4,398,670 - 2005; 3,443,451 -2004),restated
             -See Note 18
         Additional paid-in capital, restated-see Note 18                                         24,616,698          21,504,677

         Treasury stock, at cost, 9,472 shares                                                      (287,757)           (287,757)
         Accumulated deficit                                                                     (25,793,465)        (19,944,711)
                                                                                             ---------------    ----------------
         Total stockholders' deficit                                                                (925,386)          2,052,181
                                                                                             ---------------    ----------------
                 Total liabilities and stockholders' deficit                                 $     1,961,600    $      3,394,291
                                                                                             ===============    ================

                See notes to consolidated financial statements.

                                 POWERLINX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Year Ended
                                                                                        December 31,
                                                    ---------------------------------------------------------------
                                                           2005                  2004                  2003
                                                    -------------------    ------------------    ------------------
Net revenue                                         $        1,271,046     $       1,010,520     $       1,372,044
Cost of goods sold                                             926,412               623,260               960,313
                                                    -------------------    ------------------    ------------------

                 Gross profit                                  344,634               387,260               411,731
                                                    -------------------    ------------------    ------------------

Operating expenses:
         Salaries and wages                                  1,631,967             1,379,377             1,134,470
         Professional and consulting fees                    1,022,118             1,081,749               443,492
         Depreciation and amortization                         666,124               653,391               547,581
         Research and development                              647,827               620,717               206,259
         Advertising and promotions                            174,501               254,065               111,367
         Rent and utilities                                    201,033               156,079               110,348
         Provision for doubtful accounts                        84,896                93,682                     -
         Travel and entertainment                              208,667               280,681               148,973
         Royalty expense                                             -               225,000               240,000
         Other expenses                                        366,500               598,359               423,506
         Restructuring expense                                 598,286                     -                     -
                                                    -------------------    ------------------    ------------------

                 Total operating expenses                    5,601,918             5,343,100             3,365,996
                                                    -------------------    ------------------    ------------------

Loss from operations                                        (5,257,284)           (4,955,840)           (2,954,265)

Interest expense, net                                         (133,614)               (3,509)           (1,027,445)

Loss on debt extinguishment                                   (275,000)                    -                     -

Other expense                                                   (1,130)                    -               (42,117)
                                                    -------------------    ------------------    ------------------

Loss before discontinued operations                         (5,667,028)           (4,959,349)           (4,023,827)

Loss from discontinued operations                             (181,726)             (164,422)                    -
                                                    -------------------    ------------------    ------------------

Net loss                                                    (5,848,754)           (5,123,771)           (4,023,827)
                                                    -------------------    ------------------    ------------------

Preferred stock dividends                                            -               (27,308)                    -
                                                    -------------------    ------------------    ------------------

Loss applicable to common stockholders              $       (5,848,754)    $      (5,151,079)    $      (4,023,827)
                                                    ===================    ==================    ==================

Net  loss per common share, basic and diluted:
         Continuing operations                      $            (1.50)    $           (1.66)    $           (2.57)
         Discontinued operations                                 (0.05)                (0.07)                    -
                                                    -------------------    ------------------    ------------------
                                                    $            (1.55)    $           (1.73)    $           (2.57)
Weighted average common shares
    outstanding, basic and diluted                           3,776,744             2,980,452             1,565,174

                 See notes to consolidated financial statements.

                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2003


                                                Common Stock (1)
                                       -------------------------------   Additional(1)
                                                                          Paid-In        Treasury
                                           Shares          Amount         Capital          Stock
                                       ---------------  ------------- --------------- --------------
Balances, January 1, 2003                     754,794          $ 755    $ 11,401,829     $ (277,757)

Net loss                                            -              -               -              -

Conversion of debentures
  to equity                                   914,963            915         853,391              -

Beneficial conversion feature                       -              -         295,277              -

Issuance of stock to employees
  and directors                                 3,340              3          17,097              -

Issuance of stock for services
  and royalties                                93,970             94         240,723              -

Issuance of stock in connection
  with distribution agreement                  10,000             10          24,990              -

Issuance of stock in connection
  with asset purchases and
  licensing agreements                         31,375             31         367,469              -

Issuance of stock for financing fees           14,087             14          42,078              -

Issuance of stock for liabilities               8,518              9         145,804              -

Sales of common stock                         818,791            819       2,211,094              -

Equity units subscribed                             -              -               -              -

Repurchase of treasury stock, at cost               -              -               -        (10,000)

Exercise of employee options                    6,920              7          17,293              -

Warrants issued for financing fees                  -              -          15,963              -

Warrants issued in connection with debt             -              -          34,517              -

Exercise of common stock warrants              60,000             60         299,940              -

Amortization of unearned restricted
  stock compensation                                -              -               -              -
                                       ---------------  ------------- --------------- --------------

Balances, December 31, 2003                 2,716,758        $ 2,717    $ 15,967,465     $ (287,757)
                                       ===============  ============= =============== ==============

                 See notes to consolidated financial statements.
____________
(1) As restated, see Note 18

                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2003



                                         Unearned
                                        Restricted        Stock         Equity
                                           Stock      Subscription       Units        Accumulated
                                        Compensation   Receivable     Subscribed        Deficit          Total
                                       ----------------------------- -------------- ---------------- --------------
Balances, January 1, 2003                 $ (146,659)           $ -            $ -     $(10,769,805)     $ 208,363

Net loss                                           -              -              -       (4,023,827)    (4,023,827)

Conversion of debentures
  to equity                                        -              -              -                -        854,306

Beneficial conversion feature                      -              -              -                -        295,277

Issuance of stock to employees
  and directors                                    -              -              -                -         17,100

Issuance of stock for services
  and royalties                                    -              -              -                -        240,817

Issuance of stock in connection
  with distribution agreement                      -              -              -                -         25,000

Issuance of stock in connection
  with asset purchases and
  licensing agreements                             -              -              -                -        367,500

Issuance of stock for financing fees               -              -              -                -         42,092

Issuance of stock for liabilities                  -              -              -                -        145,813

Sales of common stock                              -         (3,250)             -                -      2,208,663

Equity units subscribed                            -              -        250,000                -        250,000

Repurchase of treasury stock, at cost              -              -              -                -        (10,000)

Exercise of employee options                       -              -              -                -         17,300

Warrants issued for financing fees                 -              -              -                -         15,963

Warrants issued in connection with debt            -              -              -                -         34,517

Exercise of common stock warrants                  -              -              -                -        300,000

Amortization of unearned restricted
  stock compensation                         117,237              -              -                -        117,237
                                       -------------- -------------- -------------- ---------------- --------------

Balances, December 31, 2003                $ (29,422)      $ (3,250)     $ 250,000     $(14,793,632)    $1,106,121
                                       ============== ============== ============== ================ ==============


                 See notes to consolidated financial statements.

                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2004



                                                   Common Stock (1)
                                          -------------------------------   Additional(1)
                                                                             Paid-In         Treasury
                                              Shares          Amount         Capital           Stock
                                          --------------- --------------
Balances, January 1, 2004                   2,716,758       $ 2,717     $ 15,967,465      $ (287,757)

Net loss                                            -             -                -               -

Preferred stock dividends                           -             -                -               -

Sales of common stock, net of
  costs of $102,341                           510,212           510        3,403,399 #             -

Issuance of stock to employees
  and directors                                26,250            26          252,349               -

Issuance of stock
  to consultants                               28,118            28          299,552               -

Issuance of stock for patents                   8,824             9          149,991               -

Issuance of stock and warrants
  under Equity Unit Offering,
  net of costs of $119,997                      9,128             9           95,774               -

Issuance of warrants
  to consultants                                    -             -           53,747               -

Issuance of warrants
  for trademark                                     -             -            9,925               -

Issuance of stock for liability
  due to related party                          7,843             8           49,992 #             -

Issuance of stock in cashless
  exercise of warrants                         15,890 0          16              (16)              -

Issuance of stock for
  software license                             44,480            44          311,316 #             -

Conversion of Series A Preferred
  shares to common stock                       75,593            76          833,145 #             -

Issuance of stock for                           9,828            10           78,038 #             -
 liabilities

Adjustment                                          -             -                -               -

Amortization of unearned
  restricted stock compensation                     -             -                -               -
--------------------------------          ------------  ------------  ---------------  --------------

Balances, December 31, 2004                 3,452,923       $ 3,453     $ 21,504,677      $ (287,757)
================================          ============  ============  ===============  ==============

________________
(1) As restated, see Note 18

                 See notes to consolidated financial statements.

                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2004



                                       Unearned                                                    Series A
                                      Restricted       Stock        Equity                        Convertible
                                         Stock      Subscription     Units        Accumulated      Preferred
                                      Compensation  Receivable    Subscribed        Deficit          Stock          Total
                                      --------------------------  ------------  ----------------  ------------  ---------------
                                         $(29,422)     $ (3,250)    $ 250,000      $(14,793,632)          $ -      $ 1,106,121
Balances, January 1, 2004
                                                -             -             -        (5,123,771)            -       (5,123,771)
Net loss
                                                -             -             -           (27,308)            -          (27,308)
Preferred stock dividends

Sales of common stock, net of                   -         3,250             -                 -             -        3,407,159
  costs of $102,341

Issuance of stock to employees                  -             -             -                 -             -          252,375
  and directors

Issuance of stock                               -             -             -                 -             -          299,580
  to consultants
                                                -             -             -                 -             -          150,000
Issuance of stock for patents

Issuance of stock and warrants
  under Equity Unit Offering, net               -             -      (250,000)                -     1,609,740        1,455,523
  of costs of $119,997

Issuance of warrants                            -             -             -                 -             -           53,747
  to consultants

Issuance of warrants                            -             -             -                 -             -            9,925
  for trademark

Issuance of stock for liability                 -             -             -                 -             -           50,000
  due to related party

Issuance of stock in cashless                   -             -             -                 -             -               (0)
  exercise of warrants

Issuance of stock for                           -             -             -                 -             -          311,360
  software license

Conversion of Series A Preferred                -             -             -                 -      (833,221)              (0)
  shares to common stock
                                                -             -             -                 -             -           78,048
Issuance of stock for liabilities

Amortization of unearned                   29,422             -             -                 -             -           29,422
  restricted stock compensation       ------------  ------------  ------------  ----------------  ------------  ---------------

                                              $ -           $ -           $ -      $(19,944,711)    $ 776,519      $ 2,052,181
Balances, December 31, 2004           ============  ============  ============  ================  ============  ===============

                 See notes to consolidated financial statements.

                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2005


                                                Common Stock(1)
                                         ------------------------------   Additional(1)
                                                                           Paid-In        Treasury
                                             Shares         Amount         Capital         Stock
                                         --------------- ------------- --------------- -------------
Balances, January 1, 2005                     3,452,923       $ 3,453    $ 21,504,677     $(287,757)

Net loss

Issuance of stock to consultants                  3,000             3          13,497

Issuance of stock to employees and
   directors                                    130,965           131         657,230

Conversion of Series A Preferred
   shares to common stock                        21,936            22         241,767

Issuance of stock for interest
     payment                                      2,000             2           7,998

Issuance of stock for financing fees              7,851             8          27,467

Litigation settlement                             3,000             3          10,497

Issuance of stock for private equity
  offering, net of $132,877 issuance costs      410,847           411       1,160,878

Issuance of common stock in
   settlement of liabilities                     84,000            84         209,916

Proceeds of exercise of warrants                 53,529            53         133,771

Issuance of stock for private equity
  offering, net of $67,485 issuance costs       238,091           238         200,830

Beneficial conversion option associated
 with convertible debt                                                        448,170
                                         --------------- ------------- --------------- -------------
Balances, December 31, 2005                   4,408,142       $ 4,408    $ 24,616,698     $(287,757)
                                         =============== ============= =============== =============

                 See notes to consolidated financial statements.
____________
(1) As restated, see Note 18


                                 POWERLINX, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2005


                                                           Series A
                                                          Convertible
                                           Accumulated     Preferred
                                             Deficit         Stock          Total
                                         ---------------- ------------- ---------------
Balances, January 1, 2005                   $(19,944,711)    $ 776,519     $ 2,052,181

Net loss                                      (5,848,754)                   (5,848,754)

Issuance of stock to consultants                                                13,500

Issuance of stock to employees and
   directors                                                                   657,361

Conversion of Series A Preferred
   shares to common stock                                     (241,789)              -

Issuance of stock for interest
     payment                                                                     8,000

Issuance of stock for financing fees                                            27,475

Litigation settlement                                                           10,500

Issuance of stock for private equity
  offering, net of $132,877 issuance cost                                    1,161,289

Issuance of common stock in
   settlement of liabilities                                                   210,000

Proceeds of exercise of warrants                                               133,824

Issuance of stock for private equity
  offering, net of $67,485 issuance costs                                      201,068

Beneficial conversion option associated
 with convertible debt                                                         448,170
                                         ---------------- ------------- ---------------
Balances, December 31, 2005                 $(25,793,465)    $ 534,730    $   (925,386)
                                         ================ ============= ===============

(1) As restated, see Note 18

                 See notes to consolidated financial statements.

                                 POWERLINX, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended
                                                                                 (1)         December 31,
                                                                        -----------------------------------------------------
                                                                             2005               2004              2003
                                                                        ----------------   ----------------  ----------------
Cash flows from operating activities:
      Net loss                                                              $(5,848,754)       $(5,123,771)      $(4,023,827)
      Adjustments to reconcile net loss to net cash flows
           from operating activities:
               Stock-based compensation                                         689,361            635,124           375,154
               Amortization                                                     569,068            560,236           607,901
               Accretion of debt discount                                        72,408                  -           525,531
               Loss on debt extinquishment                                      275,000                  -                 -
               Depreciation                                                      97,056             93,335            68,293
               Bad debt expense                                                  84,896             93,682            19,484
      Changes in operating assets and liabilities
               Accounts receivable                                               40,363           (265,925)         (168,555)
               Accounts receivable, officer                                           -             20,000                 -
               Employee advances                                                 18,769            (51,930)                -
               Inventories                                                      323,972           (394,640)         (320,421)
               Prepaid expenses and other current assets                        (83,530)           (29,911)           10,378
               Assets of discontinued operation                                 113,911                                    -
               Deposits                                                          21,874            (40,334)                -
               Accounts payable                                                 310,091            106,255          (329,829)
               Accrued expenses                                                 330,388              5,884           142,553
               Accrued severance                                                147,000                                    -
               Due to related parties                                           (60,151)            60,151                 -
               Deferred revenue                                                (173,483)            86,883            39,193
               Liabilities of discontinued operation                             70,525
                                                                        ----------------   ----------------  ----------------

Net cash flows from operating activities                                     (3,001,236)        (4,244,961)       (3,054,145)
                                                                        ----------------   ----------------  ----------------

Cash flows from investing activities:
      Disposal of property and equipment                                          3,130                  -                 -
      Purchase of property and equipment                                         (5,445)           (42,387)          (29,894)
                                                                        ----------------   ----------------  ----------------

Net cash flows from investing activities                                         (2,315)           (42,387)          (29,894)
                                                                        ----------------   ----------------  ----------------

Cash flows from financing activities:
      Proceeds from sale of equity units                                              -          1,195,003                 -
      Proceeds from stock subscription receivable                                     -              3,250            (1,750)
      Proceeds from sales of common stock, net
           costs of $200,362                                                  1,362,357          3,403,909         2,208,663
      Preferred stock dividends                                                       -            (27,308)
      Proceeds from convertible debentures                                            -                  -           516,774
      Proceeds from equity unit subscriptions                                         -                  -           250,000
      Proceeds from exercise of common stock warrants                           133,824                  -           300,000
      Proceeds from exercise of common stock options                                  -                  -            17,300
      Proceeds from factoring of receivables                                          -                  -            86,500
      Repayment of related parties debt                                               -           (100,000)          (98,655)
      Proceeds from notes payable, related parties                               75,000            150,000                 -
      Proceeds from notes payable                                             1,390,000                  -            37,000
      Repayments of notes payable                                              (200,000)                 -           (67,000)
      Purchase of Treasury Stock                                                      -                  -           (10,000)
                                                                        ----------------   ----------------  ----------------
Net cash flows from financing activities                                      2,761,181          4,624,854         3,238,832
                                                                        ----------------   ----------------  ----------------

Net change in cash and cash equivalents                                        (242,370)           337,506           154,793
Cash and cash equivalents at beginning of year                                  497,663            160,157             5,364
                                                                        ----------------   ----------------  ----------------

Cash and cash equivalents at end of year                                      $ 255,293          $ 497,663         $ 160,157
                                                                        ================   ================  ================

                See notes to consolidated financial statements.
____________
(1) As restated, see Note 18

                                 POWERLINX, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                   NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                               Year Ended December 31,
                                                                             2005 (1)               2004                2003
                                                                      ------------------  ------------------  -----------------
Issuance of common stock for liabilities                              $          210,000  $           78,048  $         145,813
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

Issuance of common stock for licensing rights                         $                   $          311,360  $         187,500
                                                                      ==================  ==================  =================

Issuance of common stock for patents                                  $                   $          150,000  $
                                                                      ==================  ==================  =================

Issuance of common stock warrants for trademark                       $                   $            9,925  $
                                                                      ==================  ==================  =================

Issuance of common stock for amounts due to related parties           $                   $           50,000  $
                                                                      ==================  ==================  =================

Purchase of property and equipment financed with note payable         $                   $           30,000  $
                                                                      ==================  ==================  =================


                          OTHER CASH FLOWS INFORMATION

Cash paid for taxes                                                   $               -   $               -   $               -
                                                                      ==================  ==================  =================

Cash paid for interest                                                $               -   $               -   $          22,460
                                                                      ==================  ==================  =================

                 See notes to consolidated financial statements.
____________
(1) As restated, see Note 18

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


     The following table presents activity in the allowance for doubtful accounts for the years ended December 31, 2005 and 2004.




         Balance                                               Balance
        12/31/2003       Additions        Deductions          12/31/2004
      --------------  ----------------   ----------------    -------------
        $ 29,510         $ 93,682         $ (36,763)           $ 86,429


        Balance                                                 Balance
        12/31/2004       Additions         Deductions          12/31/2005
      --------------   ----------------   ----------------    ------------
        $ 86,429        $ 84,896          $ (66,136)          $ 105,189


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

                                                                         2005                2004               2003
                                                                    ------------------  -----------------   -----------------
Net loss, applicable to common shareholders as reported             $      (5,848,754)  $     (5,151,079)   $     (4,023,827)
                                                                    ==================  =================   =================
Employee stock-based compensation, as reported                      $         657,361   $        252,375    $              -
                                                                    ==================  =================   =================
Employee stock-based
           compensation (fair value method)                         $        (657,361)  $       (252,375)   $       (238,200)
                                                                    ==================  =================   =================
Pro-forma net loss under fair value method                          $      (5,848,754)  $     (5,151,079)   $     (4,262,027)
                                                                    ==================  =================   =================
Loss per common share, as reported                                  $           (1.55)  $          (1.73)   $          (2.57)
Pro forma loss per common share
  under fair value method                                           $           (1.55)  $          (1.73)   $          (2.73)
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

                                                       Year Ended December 31, 2005

                                          Security          Marine          DC Trans
                                          Products         Products         Products          Total
Net revenue                               $ 505,922        $ 128,221        $ 636,903       $1,271,046
Cost of sales                             $ 449,644        $  94,626        $ 382,142       $  926,412
                                          ---------        ---------        ---------       ----------
Gross profit                              $  56,278        $  33,595        $ 254,761       $  344,634
Research and development:
         Stock based                      $ 106,084        $       -        $       -       $  106,084
         Other                            $ 506,598        $       -        $  35,145       $  541,743

                       Total R & D        $ 612,682        $       -        $  35,145       $  647,827




                                                    Year Ended December 31, 2004

                                       Security         Marine         DC Trans
                                       Products        Products        Products         Total
Net revenue                               $ 492,398       $ 211,650      $ 306,472      $1,010,520
Cost of sales                             $ 377,105       $ 107,485      $ 138,670      $  623,260
                                    ---------------------------------------------------------------
Gross profit                              $ 115,293       $ 104,165      $ 167,802      $  387,260
Research and development:
         Stock based                      $ 114,002       $       -      $       -      $  114,002
         Other                            $ 475,679       $       -      $  31,036      $  506,715
                                    ---------------------------------------------------------------

    Total research and
       development                        $ 589,681       $       -      $  31,036      $  620,717


                                                         Year Ended December 31, 2003

                                       Security          Marine          DC Trans
                                       Products         Products         Products          Total

Net revenue                               $ 640,589        $ 373,568        $ 357,886       $1,372,044
Cost of sales                             $ 689,347        $ 183,352        $  87,614       $  960,314
                                   --------------------------------------------------------------------
Gross profit                              $ (48,758)       $ 190,216        $ 270,272       $  411,730
Research and development:
         Stock based                      $ 145,400        $       -        $      -        $  145,400
         Other                            $ 23,360         $       -        $ 37,499        $   60,859
                                   --------------------------------------------------------------------

    Total research and
        development                       $ 168,760        $       -         $ 37,499        $ 206,259

4.   Inventories:

     Inventories consist of the following as of December 31:

                                                  2005                2004
                                          ------------------  ------------------

       Component parts                    $          280,360  $          428,512
       Finished goods                                309,135             484,955
                                          ------------------  ------------------
                       Total              $          589,495  $          913,467
                                          ==================  ==================

5.   Intangible assets:


     During 2004, the Company issued 44,480 shares of restricted common stock for a software licensing agreement with On2 Technologies, Inc. The software acquired in this agreement will be incorporated in the Company's digital PLC products. The transaction was valued at $311,360, or $7.00 per share; the closing market price of the Company's stock on the date the agreement was executed. The license is being amortized over its estimated useful life of five years. The Chief Executive Officer of On2 Technologies Inc., Douglas McIntyre, is also a member of the PowerLinx, Inc Board of Directors. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration statement was filed on October 15, 2004 and became effective on October 29, 2004.

     During 2004, the Company issued 8,824 shares of restricted common stock in conjunction with the purchase of patents. The restricted common stock issued was valued based upon the previous closing market price prior to the date of the purchase agreement. The patents are being amortized over estimated useful lives of five years.

     During 2004, the Company issued 15,000, 10,000, 3,000 and 9,375 shares of restricted common stock in conjunction with a licensing agreement, distributorship agreement, trademark purchase and software license agreement, respectively. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $37,500, $25,000, $84,000 and $150,000, respectively, in the aggregate. The fair value of the licensing rights, distributorship agreement, trademark purchase and software license agreement were capitalized as intangible assets. The licensing agreement and software license agreement are being amortized over their estimated useful lives of five years. The distributorship agreement was no longer in effect at December 31, 2004 and as a result, was fully amortized in 2004. The trademark purchase has an indeterminate life and as such, is not amortized.

     The Company recorded amortization expense of $483,121, $55,947 and $30,000 in connection with patents, licensing rights, and distributorship agreements, respectively, for the year ended December 31, 2005.

     Intangible assets consist of the following at December 31, 2005 and 2004:

                                                             2005
                                                         ---------------

                                                                                DC
                                          Security         Marine        Transportation       Total
Patents                                 $1,577,813     $   741,148       $        -      $ 2,318,961
Software license agreement                 461,360               -                -          461,360
Trademark                                   46,962               -           46,962           93,924
Accumulated amortization                (1,601,098)       (717,736)               -       (2,318,834)
                                        -----------    -----------       ----------      -----------
                                        $  485,037     $    23,412       $   46,962      $   555,411
                                        ===========    ============      ===========     ===========

                                                            2004
                                                      -----------------
                                                                                 DC
                                            Security          Marine       Transportation       Total
   Patents                                 $1,577,813        $ 741,148      $         -       $ 2,318,961
   Licensing rights                            37,500                -                -            37,500
   Software license agreement                 461,360                -                -           461,360
   Trademark                                   46,962                -           46,963            93,925
   Accumulated amortization                (1,217,875)        (569,392)               -        (1,787,267)
                                                                            -----------
                                           -----------       ----------                     ------------
                                           $  905,760        $ 171,756      $    46,963       $ 1,124,479
                                           ===========       =========      ===========       ===========




     Estimated future amortization of finite lived intangibles is as follows:

            Year ending December 31,
                           2006            $         178,121
                           2007                      122,272
                           2008                      122,272
                           2009                       38,822
                                           ------------------
                                           $         461,487
                                           ==================
6. Property and equipment:

   Property and equipment consists of the following as of December 31:

                                                 2005               2004
                                         ------------------  ------------------
      Automobiles                        $             -0-   $           14,903
      Furniture and fixtures                       455,001   $          447,601
      Computer equipment                           180,120              168,393
                                         ------------------  ------------------
                                                   635,121              630,897
      Less accumulated depreciation               (431,668)            (333,853)
                                         ------------------  ------------------
                                         $         203,453   $          297,044
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

8.   Litigation Settlement

     In fiscal year 2003, the Company recorded a liability in the amount of $300,000 in conjunction with the settlement of a class action law suit in May of 2003. The settlement called for the Company to issue 120,000 shares of common stock to the class participants. The liability was valued based on the closing price of the Company's common stock at the time of settlement, or $2.50 per share. On November 2, 2005, the Company issued 84,000 shares to the class participants valued at $210,000. The remaining 36,000 shares of common stock, valued at $90,000 will be issued to the various plaintiffs counsel in early 2006.

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

      Convertible notes payable, non-interest bearing; due February 2006; 6,400 shares of common stock and $25,000 due upon
      maturity. (1) (2) (3) (4)                                                                200,000                     -

      Convertible notes payable to related parties (a Company Director or family members); non-interest bearing through December 2005 and at 10% thereafter through maturity in February 2006; 6,000
      shares of common stock due upon maturity (1) (2) (3) (4)                                  75,000                     -

      Convertible notes payable, non-interest bearing; due February 2006; 16,000 shares of common stock due at maturity (1) (2).

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
                                                                                     =================     =================

(1) These notes are convertible into common stock (at the option of the holder) at $1.125 per dollar of debt or a lower amount which equals the price per share at which the Company sells stock to third parties prior to maturity of the debt.

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

10.  Income taxes: (restated)

     Disclosure amounts previously reported under the 2005 and 2004 columns erroneously represented 2004 and 2003 amounts, respectively. The disclosures below have been restated from amounts previously reported to correct this error and properly disclose2005 amounts. This correction has no impact on the accompanying financial statements.

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

     A reconciliation of statutory federal income tax rate with the Company's effective income tax rate for the year ended as of December 31, 2005 and 2004 is as follows:

                                                                   2005                2004                2003
                                                              -----------------  ------------------  ------------------
             U.S. federal taxes statutory rate                        (35.00)%            (35.00)%            (35.00)%
               Increase (decrease):
                  State taxes                                          (3.25)%             (3.25)%             (3.25)%
                  Litigation settlement                                     -%                  -%             (0.16)%
                  Non-deductible expenses                                2.37%                  -%               9.34%
                  Valuation allowances                                  35.88%              38.25%              29.07%
                                                              -----------------  ------------------  ------------------
                  Effective tax rate                                        -                   -                   -
                                                              =================  ==================  ==================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                    2005                 2004                2003
                                                              -----------------  ------------------  ------------------
             Deferred tax assets (liabilities):
               Net operating loss                             $     8,907,000    $       3,856,000   $       2,818,000
               Amortization of intangibles and other                  317,000              291,000             168,000
               Valuation allowance                                 (9,225,000)          (4,147,000)         (2,986,000)
                                                              ---------------    ------------------  ------------------
                  Total deferred tax asset                    $           -      $               -   $               -
                                                              ================   ==================  ==================

As of December 31, 2005, the Company has net operating loss carryforwards of approximately $23,300,000 that are available to offset future taxable income. The net operating loss carryforwards expire in years 2020 through 2025.


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

     2005 Common Stock Issuances:

     During the year ended December 31, 2005 the Company issued common stock as follows:

                                                                             Shares                    Amount
                                                                       -----------------         ------------------
          Cash from private equity offerings                                     648,938         $        1,362,357

          Cash from exercise of warrants                                          53,529                    133,824

          Stock-based compensation/expense: (1)
              Employees and directors:
                 Restructuring expenses                                          102,000                    486,500
                 Other                                                            28,965                    170,861
              Consultants                                                          3,000                     13,500
              Interest                                                             2,000                      8,000
              Litigation settlement                                                3,000                     10,500
          Deferred financing fees (1)                                              7,851                     27,475
          Settlement of liabilities (1)                                           84,000                    210,000
          Conversion of preferred stock                                           21,936                    241,789

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

     944,912 preferred shares were converted to 75,593 shares of common stock for the year ended December 31, 2004 (See "2004 Common Stock Issuances) and 640,608 preferred shares were converted to 21,936 common shares for the year ended December 31, 2005.


2004 Common Stock Issuances:

During the year ended December 31, 2004, the Company issued 75,593 shares of free trading common stock for the conversion of 944,912 shares of the Company's preferred A stock, as a result of conversion notices received by the Company, from holders, on September 20, 2004. The conversion rate, in accordance with the terms and provisions of the offering was $12.50 per share.

During the year ended December 31, 2004, 4,650 shares of the Company's restricted common stock were sold through a private equity placement exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placement was open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock.

The Company received total proceeds from the offering of $23,250 in 2003. The $3,250 stock subscription receivable at December 31, 2003 was from a 2003 private placement and it was paid in full as of December 31, 2004.

During the year ended December 31, 2004, the Company issued 20,500 shares of restricted common stock to directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $205,000 in the aggregate.

During the year ended December 31, 2004, the Company issued 18,640 shares of free trading common stock to professional research and development consultants relating to the development of the Company's security and hotel/MDU connectivity products. The common stock was valued based upon the closing market price on the date of issuance, or $177,080. $123,595 was recognized as Research & Development expense for the year ended December 31, 2004, while the remaining $53,485 is being amortized over the lives of the various agreements.

During the year ended December 31, 2004, the Company issued 5,000 shares of restricted common stock for development and design services relating to the Company's security products. The common stock was valued based upon the closing market price on the date of issuance, or $47,500. The entire amount was recognized as Research & Development expense for the year ended December 31, 2004.

During the year ended December 31, 2004, the Company issued 4,478 shares of free trading common stock to professional research and development consultants under an agreement to license certain patented technology. The common stock was valued based upon the trading market price on the date of issuance, or $75,000 which was recognized as royalties' expense in connection with the issuance.

During the year ended December 31, 2004, the Company issued 8,824 shares of restricted common stock in conjunction with the purchase of patents. The restricted common stock issued was valued based upon quoted market prices prior to the date of the purchase agreement. The patents are being amortized over estimated useful lives of five years.

During the year ended December 31, 2004, the Company issued 1,887 shares of restricted common stock for the conversion of $18,139 of liabilities; and 1,700 shares of restricted common stock, valued at $15,300, for the pre-payment of one years rent, commencing May 15, 2004, for the warehouse space the Company occupies for its distribution center. The restricted common stock issued was valued based upon the closing market price of the Company's common stock on the date of issuance.

During the year ended December 31, 2004, the Company issued 5,450 shares of restricted common stock for financing fees relating to short-term loans made to the Company in June of 2004. The shares were valued using quoted market prices on the dates issued.


During the year ended December 31, 2004, the Company sold an aggregate of 256,627 shares of common stock to accredited investors for an aggregate purchase price of $1,636,000, or $6.375 per share. In addition, warrants to purchase an additional 38,494 shares of common stock were issued in conjunction with the offering. The warrants have an exercise price of $25.00 per share and expire on June 30, 2009. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration statement was filed on October 15, 2004 and became effective on October 29, 2004.


During the year ended December 31, 2004, the Company issued 2,000 share of restricted common stock to employees for employment signing bonuses. The transaction was valued at the closing market price of the Company's stock on the date of grant, or $15,500.

During the year ended December 31, 2004, the Company issued 3,750 shares of restricted common stock to two Company Director's as compensation for raising capital for the Company through private equity placements. The transaction was valued at the closing market price of the Company's stock on the date of grant, or $31,875. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration statement was filed on October 15, 2004 and became effective on October 29, 2004.

During the year ended December 31, 2004, the Company issued 791 shares of restricted common stock to investors and employees for the conversion of $5,378 of accrued interest relating to the Company's convertible preferred stock offering.

During the year ended December 31, 2004, the Company sold an aggregate of 163,278 shares of common stock to accredited investors for an aggregate purchase price of $1,102,125, or $6.75 per share. In addition, warrants to purchase an additional 24,492 shares of common stock were issued in conjunction with the offering. The warrants have an exercise price of $25.00 per share and expire on June 30, 2009. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration statement was filed on October 15, 2004 and became effective on October 29, 2004.

During the year ended December 31, 2004, the Company sold an aggregate of 93,500 shares of common stock to accredited investors for an aggregate purchase price of $818,125, or $8.75 per share. In addition, warrants to purchase an additional 14,025 shares of common stock were issued in conjunction with the offering. The warrants have an exercise price of $25.00 per share and expire on June 30, 2009. This offering and sale was deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration statement was filed on October 15, 2004 and became effective on October 29, 2004.

During the year ended December 31, 2004, the Company issued 15,890 shares of restricted common stock for the conversion of 19,200 $2.50 per share warrants issued in conjunction with the Company's convertible debenture financing in May, June, and July of 2003. The holder invoked a cashless exercise provision and therefore the Company received no cash proceeds in the transaction, but rather reduced the number of shares issued by 3,310 in accordance with the cashless exercise provision.

During the year ended December 31, 2004, the Company issued 44,480 shares of restricted common stock in conjunction with the acquisition of a software license agreement with On2 Technologies, Inc. The transaction was valued at $311,360. The securities underlying the offering were subsequently registered on Form SB-2 with the Securities & Exchange Commission. The registration statement was filed on October 15, 2004 and became effective on October 29, 2004.

Compensation expense of $29,422 and $94,407 for the year ended December 31, 2004 and 2003, respectively, was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultants as compensation in previous years.

2003 Common Stock Issuances:

During 2003, 715,538 shares of the Company's restricted common stock were sold through various private equity placements exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The placements were open to select officers, employees, representatives of the Company, and accredited investors for the purchase of restricted common stock. The Company received proceeds from the offerings of $2,018,618 as of December 31, 2003.

During 2003, 103,253 shares of the Company's free trading common stock were sold in connection with a consulting services agreement. The Company received $190,045 in proceeds, and recognized $33,537 in consulting expense related to this issuance, which is included in stock-based compensation expense.

During 2003, the Company issued 3,340 shares of restricted common stock to employees and directors as compensation for services. The restricted common stock, which was fully vested upon issuance, was valued based upon the trading market prices on the dates of issuance, or $17,100 in the aggregate.

During 2003, the Company issued 914,363 shares of free trading common stock in accordance with several conversion notices received by the Company from the holders of the Company's 12% convertible debentures. The shares issued were valued in accordance with the Securities Purchase Agreement dated September 20, 2002, which approximates a 50% discount to the market price. The average share price for all of the conversions was $1.00 per share, or $1,000,000 in the aggregate.

During 2003, the Company issued 60,000 shares of free trading common stock in accordance with several stock warrant exercise agreements received by the Company from the holders of the Company's stock purchase warrants.. The shares issued were valued at the exercise price of $5.00 per share, or $300,000 in the aggregate, in accordance with the Stock Purchase Warrants dated September 20, 2002.


During 2003, the Company issued 93,970 shares of free trading common stock to professional research and development consultants as compensation for consulting services and royalties. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $240,817 (including the $33,537, above) in the aggregate. Additionally, $117,237 of compensation expense was recognized in relation to amortization of unearned restricted stock compensation relating to common shares issued to consultants as compensation in previous years.

On May 19, 2003, the Company entered into three separate consulting agreements wherein the Company granted 84,000 shares of restricted common stock to consultants as compensation for consulting services. 20,500 of these shares were issued immediately upon registration of the shares on Form S-8 to begin the first phase of the services to be provided. These shares are included in the 93,970 shares in the preceding paragraph. Subsequent issuances of shares, up to the total amount outlined in the agreements, will be issued at the Company's discretion, based on performance, as defined by the Company, over a period not to exceed one year. The restricted common stock issued was valued based upon the trading market prices on the dates of issuance, or $41,000 in the aggregate, which amount is included in the $240,817 in the preceding paragraph. This amount was recognized as stock-based compensation during the second quarter of 2003.


During 2003, the Company issued 41,375 shares of restricted common stock in conjunction with a licensing agreement, distributorship agreement, and trademark.


Common stock Warrants:

During the year ended December 31, 2005, the Company issued warrants to purchase 82,169 shares of common stock, in connection with the sale of unregistered securities in a private equity offering. The warrants, issued in April of 2005, have a three-year term and an exercise price of $12.50 per share. The Company also issued warrants to purchase 2,000 shares of common stock in conjunction with the settlement of a law suit. The warrants issued in December 2005, have a five year term and an exercise price of $5.00 per share. In addition, in November of 2005, the Company's leading institutional investor exercised 53,529 warrants at $2.50 per share. The warrants were originally priced at $25.00 per share but were re-priced by the Board of Directors for this transaction only. The following table sets forth activity of the warrants for the years ended December 31, 2005, 2004 and 2003


                                              --------------- ------------------
                                                                    Exercise
                                                  Activity            Prices
                                              --------------- ------------------
  Warrants outstanding at January 1, 2003         42,000           $5.00
  2003 Activity:
       Issued                                     37,200        $2.50 - $5.00
       Exercised                                 (60,000)           $5.00
                                              --------------- ------------------
  Warrants outstanding at December 31, 2003
                                                  19,200            $2.50
  2004 Activity:
       Issued                                    113,344        $10.00 -- $25.00
       Exercised                                 (19,200)           $2.50
                                              --------------- ------------------
  Warrants outstanding at
  December 31, 2004                              113,344       $10.00 -- $25.00
  2005 Activity:
       Issued                                     84,169        $5.00--$12.50
       Exercised                                 (53,529)          $2.50
                                              --------------- ------------------
  Warrants outstanding at                        143,984      $10.00 -- $25.00
  December 31, 2005
                                              =============== ==================
  Weighted average exercise price: December
  31, 2005                                                        $13.65
                                                           =====================

Options granted to employees:

The Company granted 10,334 options to employees during the year ended December 31, 2005. The stock options have a term of 10 years and a strike price of $10.50 per share. In addition, the Company granted 24,000 options to a former officer as part of a severance agreement. The options have an 18 month term and an exercise price of $12.50 per share. Options for 1,823 shares of common stock with exercise prices ranging from $2.50 to $16.00 per share expired unexercised.


The Company granted 13,787 stock options to employees during the year ended December 31, 2004. The stock options have a term of 10 years and exercise prices were equal to the closing market price on the day granted. All stock options issued in 2004 vest over a two year period, 50% in each year. In addition, the Company granted 2,800 stock options to directors. The stock options have terms of 5 years, 50% of which vested on the date of grant, and 50% on the one year anniversary from the date of grant. Exercise prices were equal to the closing market price on the day of grant.


The Company granted 148,453 stock options to employees during the year ended December 31, 2003. Stock options have terms of 10 years and exercise prices were equal to the closing market price on the day granted. All stock options issued in 2003 were fully vested on the date of grant.

The following table reflects stock option activity:

                                                                                           Exercise
                                                                  Activity                  Prices
                                                            ---------------------    --------------------
Options outstanding at January 1, 2003 2003 Activity:
         Granted                                                         148,453        $2.50 -- $11.00
         Exercised                                                        (6,920)           $2.50
                                                            ---------------------    --------------------
Options outstanding at December 31, 2003                                 141,533        $2.50 -- $11.00
    2004 Activity:
         Granted                                                          16,587       $10.50 -- $16.00
         Exercised                                                             -
                                                            ---------------------    --------------------
Options outstanding at December 31, 2004                                 158,120        $2.50 -- $16.00
    2005 Activity:
         Granted                                                          34,334       $10.50 -- $12.50
         Exercised                                                             -
         Expired                                                          (1,823)       $2.50 -- $16.00
                                                            ---------------------    --------------------
Options outstanding at December 31, 2005                                 190,631        $2.50 -- $16.00
                                                            ---------------------    --------------------
Stock options vested and exercisable                                     190,631        $2.50 -- $16.00
                                                            =====================    ====================

Weighed average exercise price:
         December 31, 2005                                                                   $5.27
                                                                                     ====================

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

     Pro-Marketing of Texas
     The Company was a defendant in a lawsuit filed by Pro-Marketing of Texas, Inc. in the Circuit Court of Pinellas County, Florida. The suit alleged breach of contract relating to a payment of a convertible debenture, with a maximum potential exposure of $100,000 plus interests costs and attorneys fees. The Company contested the claim from the outset, however, in and effort to limit legal fees associated with the action, on August 18, 2005, the Company agreed to a settlement. The settlement consisted of the issuance of 3,000 shares of restricted common stock, and cash payments totaling $60,000 to be disbursed in an amount of $2,500 per month for a period of two years, commencing on August 18, 2005.

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
                                                                       =================     =================     =================

13.  Earnings per common share computations:

     The table above excludes 143,984 warrants, 190,631 stock options to purchase common stock and 422,222 shares into which notes payable are convertible as such items would have an anti-dilutive effect on earnings per share of 2005.

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


18. Restatement:

     Subsequent to the issuance of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company determined that the effects of the one for fifty (1 -50) reverse stock split in March 2006 had not been retroactively presented for all periods. In preparing this amended 2005 10-K/A, the Company has also corrected the income taxes footnote to include amounts in their proper periods (See Note 10), reclassified certain insignificant amounts within the 2005 operating cash flows, and corrected some typographical errors. The restatement had no impact on the Company's financial position, statements of operations or net cash flows and primarily resulted in the following adjustments to the accompanying financial statements:

                                                           As Previously
                                        Reported             As Restated
                                    ------------------    ------------------

2003 Stockholders' Equity:

Common Stock (shares)                     135,837,887             2,716,758

Common Stock, $.001 par value            $    135,837          $      2,717
Additional Paid-in Capital               $ 15,834,345          $ 15,967,465


2004 Stockholders' Equity:

Common Stock (shares)                     172,646,130             3,452,923

Common Stock, $.001 par value            $    172,646         $       3,453
Additional Paid-in Capital               $ 21,335,484          $ 21,504,677

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

1. Mr. Mike Tomlinson joined the Company in February of 2004. As part of a restructuring of the Company's management, Mr. Tomlinson received 14,000 shares of restricted common stock valued at $71,000. On May 17, 2005, Mr. Tomlinson was appointed Chief Executive Officer by the Company's Board of Directors. In September of 2005, Mr. Tomlinson executed a three year employment contract providing for a $45,000 bonus in 2005, and an agreement for a common stock grant of 26,000 shares. Prior to that time he was not an executive officer. During 2005, Mr. Tomlinson used $16,875 of his 2005 bonus to repay the Company for a 2004 advance made prior to his becoming and officer of the Company. The remaining portion of his 2005 bonus was accrued at December 31, 2005.

2. Mr. Douglas Bauer joined the Company in March of 2001 as Chief Financial Officer but did not begin salary compensation until January 2002. In 2003, Mr. Bauer received 42,383 in stock options in lieu of salary. In 2004, in addition to his cash bonus, Mr. Bauer received 4,161 stock options as outlined in his executive employment agreement. The remaining portion of his 2003 bonus, valued at $67,504, was paid in equity units consisting of 67,504 shares of Series A convertible preferred stock and 338 shares of restricted stock. In April of 2005, as part of a restructuring of the Company's management, Mr. Bauer received 25,000 shares of restricted common stock valued at $87,500. In September 2005, Mr. Bauer signed a new three year employment agreement providing for a $45,000 bonus in 2005, and an agreement for a common stock grant of 25,000 shares . During 2005, Mr. Bauer received, in cash, the remaining portion of his 2004 bonus in the amount of $10,860, and $14,665 toward his 2005 bonus. The remaining portion of his 2005 bonus was accrued at December 31, 2005.

3. Mr. Mark Meagher was hired by the Company's Board of Directors, on March 7, 2005, as a consultant to oversee the Company's restructuring plan; and later was appointed by the Board as interim President and Chief Executive Officer. During his tenure with the Company through June of 2005, Mr. Meagher received 8,000 shares of restricted common stock, carrying registration rights, valued at $43,500.

4. Mr. George Bernardich joined us as COO in November of 2000. He was promoted to Chairman, President, and CEO on February 21, 2001. In 2003, Mr. Bernardich received 44,215 in stock options in lieu of salary. In 2004, in addition to his cash bonus, Mr. Bernardich received 4,420 stock options as outlined in his executive employment agreement. In addition, Mr. Bernardich received $10,614 in cash as payment for a portion of his 2003 bonus accrued at December 31, 2003. The remaining portion of his 2003 bonus, valued at $96,000, was paid in equity units consisting of 96,000 shares of Series A convertible preferred stock and 480 shares of restricted stock. Mr. Bernardich resigned his position as an officer of the Company on April 12, 2005 and received 30,000 shares of restricted common stock, valued at $165,000, as part of his severance package (See Note 7 "Accrued Severance Payable").

5. Mr. Michael Ambler joined us in late February of 2001 as COO, but did not begin salary compensation until December of 2001. In 2003, Mr. Ambler received 42,383 in stock options in lieu of salary for 2002. In 2004, in addition to his cash bonus, Mr. Ambler received 4,161 stock options as outlined in his executive employment agreement. In addition, Mr. Ambler received the remaining portion of his 2003 bonus, as accrued at December 31, 2003, and valued at $19,504, in equity units consisting of 19,504 shares of Series A convertible preferred stock and 98 shares of restricted stock. Mr. Ambler resigned his position as an officer of the Company on April 12, 2005 and received 20,000 shares of restricted common stock, valued at $110,000, as part of his severance package (See Note 7 "Accrued Severance Payable").

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


                                         Number of Securities     Exercise Value
                       Shares          Underlying Unexercised     of Unexercised
                     Acquired          Options as of Dec. 31,   Options at below
                           on   Value      2005; Exercisable/  date Exercisable/
 Name                Exercise  Realized         Unexercisable      Unexercisable
 ------------------  --------  -------- ---------------------  -----------------
 Michael Tomlinson        0          0                0                       0
 Douglas Bauer            0          0       49,437 / 0           $81,571  /  0

 George S. Bernardich,
 III (1)                  0          0       51,619 / 0           $85,171  /  0
 Michael Ambler (2)       0          0       49,437 / 0           $81,571  /  0


     (1) Mr. Bernardich resigned his position as an officer of the Company on April 12, 2005.
     (2) Mr. Ambler resigned his position as an officer of the Company on April 12, 2005.

                             Directors Compensation

During fiscal year 2005, Directors and Committee Members received a total of 14,000 shares of restricted common stock, valued at $77,000, as compensation for fiscal year ended December 31, 2005. Officers of the Company, who also serve as Directors, are not eligible for Directors compensation. For 2005, Directors' compensation was as follows in accordance with the October 15, 2003 Board resolution:

Initial Appointment to Board:                500 shares of restricted common stock
Annual Retainer:                           2,000 shares of restricted common stock
                                             400 warrants, vesting 50% each year
Board Meeting Attendance:                   $250 per meeting, $150 per telephone conference
Committee Meeting Attendance:               $150 per meeting, $100 per telephone conference
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
                                          Stock
     ------------------------------------------------------------------------------------------------------------------------------
     Dr. Bradford M. Gould                Common               Director                       10,148 (8)                 **
                                          Stock
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

13. Sofaer Capital Global Fund's address is: c/o Citgo Trustees (Cayman) Limited, Regatta Officer Park, West Bay Road, Grand Cayman E9.

14. Vatas (Belgique) SA's address is: P.O. Box 550, CH-1211, Geneva V8 70.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


On November 23, 2005, the Company received proceeds of $75,000 by executing three separate 45 day unsecured notes payable with Myles Gould, a Director of the Company, and two of his family members. In lieu of cash for interest, each lender will receive .08 shares of restricted common stock for each dollar loaned. The notes are convertible to common stock at the discretion of the lender (See Note 9 "Notes Payable").


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


3(i)1 Amendment to the Articles of Incorporation increasing authorized Common Stock from 5,000,000 to shares. (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on 8,000,000, March 22, 2006).

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

                                    By  /s/  Michael Tomlinson
                                    ---------------------------
                                    Michael Tomlinson, Chief Executive Officer
                                    August 21, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /S/ Michael Tomlinson
    ---------------------
    Michael Tomlinson, Chief Executive Officer, Director
    August 21, 2006

By  /S/ Douglas Bauer
    -----------------
    Douglas Bauer, Chief Financial Officer
    August 21, 2006

By  /S/ Miles Gould
    ----------------
    Miles Gould, Director
    August 21, 2006

By /S/ Brad Gould
   ----------------
   Brad Gould, Director
   August 21, 2006

By /S/ Martin A. Traber
   ---------------------
   Martin A. Traber, Director
   August 21, 2006

By /S/ James A. Williams
   -----------------------
   James A. Williams, Chairman & Director
   August 21, 2006

By /S/ William B. Edwards
   -----------------------
   William B. Edwards, Director
   August 21, 2006

By /S/ Francisco Sanchez
   ----------------------
   Francisco Sanchez, Director
   August 21, 2006

By /S/ Ted Shalek
   ----------------
   Ted Shalek, Director and Chairman, Audit Committee
   August 21, 2006