Form 10-Q/A
period 2006-03-31
POWERLINX INC
filed 2006-08-23
CIK 894536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q/A


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from: ____________ to ____________

                       Commission file number: 33-55254-26

                                 POWERLINX, INC.
             (exact name of registrant as specified in its charter)

                     NEVADA                                 50-0006815
                     -------                                ----------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)


      10901-A Roosevelt Blvd., Suite 200, ST.PETERSBURG, FL       33716
      -------------------------------------------------           -----
        (Address of principal executive offices)                (Zip Code)


                                 (727) 866-7440
              (Registrant's telephone number, including area code)


            1700 66th St. North, Suite 300, ST.PETERSBURG, FL. 33710
            --------------------------------------------------------
                 (Former address, if changed since last report)





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

                                 POWERLINX, INC.



                                      INDEX


                         Part I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.

                  Condensed Financial Statements                   Page No.

                PowerLinx, Inc. Consolidated
                Balance Sheets (Unaudited)...........................F-1

                PowerLinx, Inc. Consolidated
                Statements of Operations (Unaudited).................F-2

                PowerLinx, Inc. Consolidated
                Statements of Cash Flows (Unaudited).................F-3

                PowerLinx, Inc. Notes to Consolidated
                Financial Statements (Unaudited).....................F-5


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

   Item 4.  Submission of Matters to a Vote of Security Holders.......12

   Item 5.  Other Information.........................................12

   Item 6.  Exhibits..................................................12

Signatures............................................................13

                         PART I - FINANCIAL INFORMATION


Subsequent to the issuance of the Company's Quarterly Results, as of and for the quarter ended March 31, 2006 on Form 10-Q, the Company determined that the effects of the one for fifty reverse stock split in March 2006 had not been retroactively presented for equity transactions previously reported in Note 9 to the condensed, consolidated financial statements. As a result, the Company has restated the amounts in this footnote to properly reflect share and per share amounts for the reverse stock split. In preparing this amended 2006 first quarter 10-Q, the Company also reclassified certain insignificant amounts within the 2006 cash flow statement and corrected some typographical errors. This restatement had no impact on the Company's financial position, statements of operations, or net cash flows.

All amounts within this From 10-Q/A have been retroactively restated to reflect the reverse stock split. See Note 9 to the condensed consolidated financial statements.




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

                                 POWERLINX, INC.
                      CONSENSED CONSOLIDATED BALANCE SHEETS


                                                                                                March 31,         December 31,
                                                                                                  2006                2005
                                                                                               (Unaudited)           (Audited)
                                                                                             ----------------   -----------------
                                     ASSETS
Current Assets:
         Cash and cash equivalents                                                               $ 2,292,781           $ 255,293
         Accounts receivable, net                                                                    123,518             157,221
         Employee advances                                                                            30,479              31,160
         Inventories                                                                                 647,536             589,495
         Prepaid expenses and other current assets                                                    55,169             134,519
         Deferred financing costs                                                                     81,180                   -
         Assets of discontinued operations                                                            16,588              16,588
                                                                                             ----------------   -----------------
                 Total current assets                                                              3,247,251           1,184,276

Intangible assets, net                                                                               468,994             555,411
Deposits                                                                                              18,560              18,460
Property and equipment, net                                                                          181,072             203,453
                                                                                             ----------------   -----------------
         Total assets                                                                            $ 3,915,877          $1,961,600
                                                                                             ================   =================


                       LIABILIITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                                                                          $ 696,001           $ 834,558
         Accrued expenses                                                                            242,861             467,825
         Accrued severance payable, current portion                                                  108,000             112,500
         Deferred revenue                                                                              3,495                   -
         Current maturities of notes payable                                                          24,707              22,942
         Litigation settlement                                                                             -              90,000
         Other current liabilities                                                                         -              61,070
         Liabilities of discontinued operations                                                      121,858             155,128
         Derivative liability                                                                      5,508,195                   -
                                                                                             ----------------   -----------------
                 Total current liabilities                                                         6,705,117           1,744,024
Accrued severance payable, less current portion                                                            -              34,500
Notes payable, less current maturities                                                                     -           1,108,462
Convertible Debentures                                                                                50,258                   -
                                                                                             ----------------   -----------------

                 Total Liabilities                                                                 6,755,375           2,886,986
                                                                                             ----------------   -----------------

Commitments and contingencies (Note 11)                                                                    -                   -

Stockholders' deficit
         Series A convertible preferred stock, $1.00 par value;                                      512,685             534,730
             authorized 5,000,000 shares; issued 1,825,520;
             outstanding (581,408 - 2006; 606,408 -2005)
         Common stock, $.001 par value, authorized 8,000,000                                           4,693               4,408
             shares; issued (4,693,246 - 2006; 4,408,142 - 2005)
             outstanding (4,683,774 - 2006; 4,398,670 -2005)
         Additional paid-in capital                                                               24,908,745          24,616,698
         Treasury stock, at cost, 9,472 shares                                                      (287,757)           (287,757)
         Accumulated deficit                                                                     (27,977,864)        (25,793,465)
                                                                                              ----------------   -----------------
         Total stockholders' deficit                                                              (2,839,498)           (925,386)
                                                                                             ----------------   -----------------
                 Total liabilities and stockholders' deficit                                     $ 3,915,877          $1,961,600
                                                                                             ================   =================

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 POWERLINX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended March 31,
                                                    -------------------------------------
                                                          2006                2005
                                                    -----------------   -----------------
Net revenue                                                  211,585             427,434
Cost of goods sold                                           127,080             315,182
                                                    -----------------   -----------------

                 Gross Profit                                 84,505             112,252
                                                    -----------------   -----------------


Operating expenses:
         Salaries and wages                                  289,318             424,207
         Professional and consulting fees                    349,030             388,446
         Depreciation and amortization                       108,798             166,890
         Research and development                            132,207             171,119
         Advertising and promotions                           54,396              56,170
         Rent and utilities                                   52,007              48,145
         Travel and entertainment                             38,397              51,261
         Other expenses                                      126,540             107,442
         Restructuring expense                                     -             582,683
                                                    -----------------   -----------------

                 Total operating expenses                  1,150,693           1,996,363
                                                    -----------------   -----------------

Loss from operations                                      (1,066,188)         (1,884,111)

Interest expense, net                                        (66,899)             (1,057)
Loss on extinguishment of debt                            (1,502,286)
Derivative gain                                              450,973                   -
                                                    -----------------   -----------------

Loss before discontinued operations                       (2,184,400)         (1,885,168)

Loss from discontinued operations                                  -            (138,882)
                                                    -----------------   -----------------

Net loss                                                 $(2,184,400)        $(2,024,050)
                                                    =================   =================

Net loss per common share, basic and
     diluted: Continuing Operations                          $ (0.48)            $ (0.55)
              Discontinued Operations                        $ (0.00)            $ (0.04)
                                                    -----------------   -----------------
Weighted average common shares                               $ (0.48)            $ (0.59)

Outstanding, basic and diluted                             4,529,404           3,454,012


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 POWERLINX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)


                                                                           ----------------------------------
                                                                                2006               2005
                                                                           ----------------   ---------------
Cash flows from operating activities:
      Net loss                                                                 $(2,184,400)      $(2,024,050)
      Adjustments to reconcile net loss to net cash flows
           from operating activities:
               Stock-based compensation                                             86,924           100,750
               Amortization                                                         86,417           142,267
               Accretion of debt discount                                           50,258                 -
               Loss on debt extinquishment                                       1,502,286                 -
               Derivative (gain) loss                                             (450,973)                -
               Depreciation                                                         22,381            24,623
               Bad Debt Expense                                                     31,921                 -
           Changes in operating assets and liabilities
               Accounts receivable                                                   1,782          (230,875)
               Employee advances                                                       682           (18,770)
               Inventories                                                         (58,041)          281,096
               Prepaid expenses and other current assets                            79,350            21,247
               Assets of discontinued operation                                          -            55,533
               Deposits                                                               (100)           20,000
               Accounts payable                                                   (138,558)          182,127
               Accrued expenses                                                   (160,031)          103,492
               Accrued severance                                                   (39,000)          551,000
               Due to related parties                                                    -           (21,528)
               Deferred revenue                                                      3,495           (64,215)
               Liabilities of discontinued operation                               (33,270)          105,926
                                                                           ----------------   ---------------

Net cash flows from operating activities                                        (1,198,056)         (771,377)
                                                                           ----------------   ---------------

Cash flows from investing activities:
      Purchase of property and equipment                                                 -            (1,547)
                                                                           ----------------   ---------------

Net cash flows from investing activities                                                 -            (1,547)
                                                                           ----------------   ---------------

Cash flows from financing activities:
      Proceeds from sales of common stock, net
           costs of $19,730                                                        177,074                 -
      Proceeds from convertible debentures, net
           costs of $82,000                                                      3,018,000                 -
      Repayment of related party debt                                              (31,000)                -
      Proceeds from notes payable                                                   75,000           400,000
      Repayment of notes payable                                                    (3,530)         (100,000)
                                                                           ----------------   ---------------
Net cash flows from financing activities                                         3,235,544           300,000
                                                                           ----------------   ---------------

Net change in cash and cash equivalents                                          2,037,488          (472,924)
Cash and cash equivalents at beginning of period                                   255,293           497,663
                                                                           ----------------   ---------------

Cash and cash equivalents at end of period                                     $ 2,292,781          $ 24,739
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

                                 POWERLINX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                    UNAUDITED

1.   Basis of presentation and significant accounting policies:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of PowerLinx, Inc.'s (the "Company") financial position and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005. These unaudited consolidated financial statements should be read in conjunction with the Company's audited 2005 financial statements, including the notes thereto, and the other information set forth therein in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that can be expected for a full fiscal year.

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

2.   Liquidity and management's plans:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred loss from operations of $1,066,188 and $1,884,111 during the three months ended March 31, 2006 and 2005, respectively. In addition, during those periods, the Company has used cash of $1,198,056 and $771,377 respectively, in its operating activities and has a stockholders' deficit at March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

                                                    Three months ended March 31, 2006

                                         Security         Marine        DC Trans
                                         Products        Products       Products          Total
Net revenue                                $ 9,552       $ 59,386        $142,647       $ 211,585
Cost of sales                              $ 8,119       $ 36,225        $ 82,736       $ 127,080
                                         ---------       --------        --------       ---------
Gross profit                               $ 1,433       $ 23,161        $ 59,911        $ 84,505
Research and development:
         Stock based                           $ -            $ -             $ -             $ -
         Other                           $ 103,122        $ 1,320        $ 27,765       $ 132,207

                       Total R & D       $ 103,122        $ 1,320        $ 27,765       $ 132,207



                                                   Three months ended March 31, 2005

                                         Security         Marine        DC Trans
                                         Products        Products       Products          Total

Net revenue                              $ 225,379       $ 49,229       $ 152,826       $ 427,434
Cost of sales                            $ 192,436       $ 31,617        $ 91,129       $ 315,182
                                         ---------       --------        --------       ---------
Gross profit                              $ 32,943       $ 17,612        $ 61,697       $ 112,252
Research and development:
         Stock based                       $ 7,681                                        $ 7,681
         Other                           $ 127,483        $ 3,268        $ 32,687       $ 163,438

                       Total R & D       $ 135,164        $ 3,268        $ 32,687       $ 171,119


4.   Inventories:

     Inventories consisted of the following:

                                             March 31,        December 31,
                                               2006              2005

           Raw materials                   $  343,575        $    280,360
           Finished goods                     303,961             309,135
                                           ----------        ------------
                                           $  647,536        $    589,495
                                           ==========        ============


5.   Intangible assets:

     Intangible assets consisted of the following at March 31, 2006:

                                                                       DC
                                    Security         Marine      Transportation       Total

Patents                              $ 1,577,813       $ 741,148      $        -    $  2,318,961
Software license agreement               461,360               -               -         461,360
Trademark                                 46,962               -          46,963          93,925
Acumulated amortization               (1,664,104)       (741,148)              -      (2,405,252)
                                 ----------------------------------------------------------------
                                     $   422,031       $       -      $   46,963    $    468,994
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

8.   Convertible Debentures

     On March 16, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), with several accredited investors (collectively the "Purchasers"), under which the Company agreed to issue and sell to the Purchasers in a private placement up to $4,473,933 aggregate principal amount of 8% Convertible Debentures, due March 22, 2008 (the "Convertible Debentures") and detachable warrants to purchase 1,883,761 shares of common stock (the "Warrants") for proceeds of $3,100,000 and the conversion of $1,373,933 of pre-existing notes and accrued interest (the "Proceeds"). Financing costs amounted to $82,000. On March 23, 2006 the Company issued $4,073,933 face value of the Convertible Debentures for cash of $2,700,000 and the pre-existing notes. On March 27, 2006 and March 29, 2006, the Company issued $250,000 and $150,000, respectively, of Convertible Debentures for cash. The Company intends to use the net available proceeds for general corporate and working capital purposes.

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

     The following tabular presentation reflects the components of Derivative financial instruments on the Company's balance sheet at March 31, 2006:

         Liabilities:
         Embedded derivative instruments                      $    2,602,680
         Freestanding derivatives (warrants)                       2,823,758
         Other derivative financial instruments (1)                   81,757
                                                              ------------------
                                                              $    5,508,195
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

9.   Stockholders' deficit (restated):

     Subsequent to the issuance of the Company's Quarterly Results, as of and for the quarter ended March 31, 2006 on Form 10-Q, the Company determined that the effects of the one for fifty reverse stock split in March 2006 had not been retroactively presented for equity transactions previously reported in Note 9 to the condensed, consolidated financial statements. As a result, the Company has restated the amounts in this footnote to properly reflect all share amounts for the reverse stock split. In preparing this amended 2006 first quarter 10-Q, the Company also reclassified certain insignificant amounts within the 2006 cash flow statement and corrected some typographical errors. This restatement had no impact on the Company's financial position, statements of operations, or net cash flows.

     On March 22, 2006 the Company effectuated a one for fifty reverse split of its common stock as approved by its Board of Directors on March 3, 2006. As a result, every fifty shares of common stock of the Company that is issued and outstanding shall automatically be combined into one issued and outstanding share without any change in the par value of such shares. The number of shares the Company is authorized to issue was also reversed in the same one for fifty ratio. The reverse stock split affects all shares of common stock, stock options, and warrants outstanding as of the effective time of the reverse stock split. The effects of the one for fifty reverse stock split have been reflected in all periods in the accompanying financial statements. The Company will pay cash to shareholders in lieu of any fractional shares.

                          2006 Common Stock Issuances:

     During the three months ended March 31, 2006, the Company issued 28,400 shares of restricted common stock for payment of interest, in lieu of cash, relating to various notes payable that were outstanding at December 31, 2005. The shares were valued at $61,070, based on the closing market price of the Company's common stock corresponding to the date of each note.

     During the three months ended March 31, 2006, the Company issued 7,582 shares of restricted common stock in conjunction with a litigation settlement. The shares were valued at $15,164, based on the closing market price of the Company's common stock on the effective date of the agreement; December 12, 2005.

     During the three months ended March 31, 2006, the Company issued 36,000 shares of common stock in conjunction with the 2003 settlement of a class action law suite. The shares were valued at $90,000 based on the closing market price of the Company's common stock when the settlement was recorded during fiscal year 2003.

     During the three months ended March 31, 2006, the Company issued 2,000 shares of free trading common stock for the conversion of 25,000 shares of the Company's Preferred A stock, in accordance with conversion notices dated September 20, 2004. The conversion rate, in accordance with the terms of the original offering was $12.50 per share.

     During the three months ended March 31, 2006, the Company issued 174,937 shares of restricted common stock in conjunction with a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $1.125 per share, resulting in gross proceeds of $196,804 from the offering. The securities underlying the offering include piggy-back registration rights.

     During the three months ended March 31, 2006, the Company issued 17,962 shares of restricted common stock, in lieu of cash, for payment for raw materials inventory and for rent for the Company's distribution warehouse in Clearwater, Florida. The shares were valued at $44,905, based on the closing market price of the Company's common stock on the effective date of the agreement, November 30, 2005.

     During the three months ended March 31, 2006, the Company issued 8,430 shares of restricted common stock for financing fees owed in conjunction with a finder's fee agreement relating to the Company's December 2005 private equity placement. The shares were valued at $11,855, based on the terms of the finder's fee agreement.

     During the three months ended March 31, 2006, the Company issued 10,000 shares of restricted common stock to employees in the form of stock compensation. The shares were valued at $15,000, based on the closing market price of the Company's common stock on date the grant was approved.

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

OTHER EXPENSES. Other expenses increased 18% from $107,443 for the three months ended March 31, 2005 to $126,540 for the three months ended March 31, 2006. The increase was due to an approximate $31,000 charge to provision for doubtful accounts. Other expenses include travel, supplies, property taxes, insurance, financing fees, bank charges, provision for doubtful accounts, postage & delivery, and various other expenses that are classified as miscellaneous.


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


LIQUIDITY & CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred loss from operations of $1,066,188 and $1,884,111 during the three months ended March 31, 2006 and 2005, respectively. In addition, during those periods, the Company has used cash of $1,198,056 and $771,377 respectively, in its operating activities and has a stockholders' deficit at March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 17, 2006, the Company issued 28,400 shares of restricted common stock for payment of interest, in lieu of cash, relating to various notes payable that were outstanding at December 31, 2005. The shares were valued at $61,070, based on the closing market price of the Company's common stock corresponding to the date of each note.

On January 30, 2006, the Company issued 7,582 shares of restricted common stock in conjunction with a litigation settlement. The shares were valued at $15,164, based on the closing market price of the Company's common stock on the effective date of the agreement; December 12, 2005.

On February 14, 2006, the Company issued 53,529 shares of restricted common stock in conjunction with exercise of outstanding warrants from which it received proceeds in the amount of $133,824. The warrants were re-priced and exercisable at $2.50 per share based on the approval of the Company's Board of Directors.

On February 22, 2006, the Company issued 413,028 shares of restricted common stock in conjunction with a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $1.125 per share, resulting in gross proceeds of $464,657 from the offering. The securities underlying the offering include piggy-back registration rights.

On March 7, 2006, the Company issued 17,962 shares of restricted common stock, in lieu of cash, for payment for raw materials inventory and for rent for the Company's distribution warehouse in Clearwater, Florida. The shares were valued at $44,905, based on the closing market price of the Company's common stock on the effective date of the agreement, November 30, 2005.

On March 7, 2006, the Company issued 8,430 shares of restricted common stock for financing fees owed in conjunction with a finder's fee agreement relating to the Company's December 2005 private equity placement. The shares were valued at $11,855, based on the terms of the finder's fee agreement.

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

Dated: August 22, 2006                    POWERLINX, INC.



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