Form 10-Q
period 2006-09-30
POWERLINX INC
filed 2006-11-17
CIK 894536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from: ____________ to ____________

Commission file number: 33-55254-26

POWERLINX, INC.

(exact name of registrant as specified in its charter)

NEVADA	50-0006815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10901-A Roosevelt Blvd., Suite 200, ST.PETERSBURG, FL	33716
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [X]

The number of shares outstanding of Registrant’s Common Stock, as of November 14, 2006: 5,053,687

POWERLINX, INC.

INDEX

Part I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

POWERLINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$83,740	$255,293
Accounts receivable, net	952,628	157,221
Employee advances	54,113	31,161
Inventories	823,692	589,495
Prepaid expenses and other current assets	47,886	134,518
Deferred financing costs	79,407	-
Assets of discontinued operations	-	16,588
Total current assets	2,041,466	1,184,276

Intangible assets, net	407,858	555,411
Deposits	22,716	18,460
Property and equipment, net	156,657	203,453
Total assets	$2,628,697	$1,961,600

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$670,240	$834,558
Accrued expenses	93,144	467,826
Accrued severance payable, current portion	66,000	112,500
Current maturities of notes payable	319,411	22,942
Litigation settlement	-	90,000
Other current liabilities	24,099	61,070
Liabilities of discontinued operations	88,804	155,128
Derivative liability	3,641,199	-
Total current liabilities	4,902,897	1,744,024
Accrued severance payable, less current portion	-	34,500
Notes payable, less current maturities	-	1,108,462
Convertible debentures	158,929	-

Total Liabilities	5,061,826	2,886,986

Commitments and contingencies (Note 11)

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value;	512,685	534,730
authorized 30,000,000 shares; shares issued 1,825,520;
outstanding (581,408 - 2006; 606,408 -2005)
Common stock, $.001 par value, authorized 50,000,000	4,917	4,408
shares; issued (4,917,501 - 2006; 4,408,142 - 2005)
outstanding (4,908,029 - 2006; 4,398,670 -2005)
Additional paid-in capital	25,332,954	24,616,698
Treasury stock, at cost, 9,472 shares	(287,757)	(287,757)
Accumulated deficit	(27,995,928)	(25,793,465)
Total stockholders' deficit	(2,433,129)	(925,386)
Total liabilities and stockholders' deficit	$2,628,697	$1,961,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net revenue	$1,004,564	$223,945	$1,503,980	$1,155,573
Cost of goods sold	731,688	136,529	1,013,734	804,100

Gross Profit	272,876	87,416	490,246	351,473

Operating expenses:
Salaries and wages	306,757	285,809	1,020,978	1,246,092
Professional and consulting fees	121,779	201,042	1,027,101	730,215
Depreciation and amortization	52,818	165,326	214,454	500,941
Research and development	152,932	178,129	507,667	498,288
Advertising and promotions	22,158	30,875	106,558	149,914
Rent and utilities	29,689	36,965	145,263	144,150
Travel and entertainment	31,832	47,885	102,686	158,004
Other expenses	79,841	65,614	278,794	264,279
Restructuring expense	-	-	-	598,286

Total operating expenses	797,806	1,011,645	3,403,501	4,290,169

Loss from operations	(524,930)	(924,229)	(2,913,255)	(3,938,696)

Interest expense, net	69,333	6,156	160,503	20,255
Other income, net	(47,200)	-	(72,200)	-
Loss on extinguishment of debt		-	(1,502,286)	-
Derivative gain (loss)	(37,718)	-	2,317,969	-

Loss before discontinued operations	(584,781)	(930,385)	(2,185,875)	(3,958,951)

Loss from discontinued operations	-	(10,638)	(16,588)	(181,726)

Net loss	$(584,781)	$(941,023)	$(2,202,463)	$(4,140,677)

Net loss per common share, basic
and diluted: Continuing Operations	$(0.12)	$(0.24)	$(0.47)	$(1.08)
Discontinued Operations	$-	$-	$-	$(0.05)
	$(0.12)	$(0.24)	$(0.47)	$(1.13)
Weighted average common shares
outstanding, basic and diluted	4,872,712	4,005,393	4,699,305	3,670,170

Net loss per common share, diluted:
Continuing Operations	$(0.15)	$(0.24)	$(0.62)	$(1.08)
Discontinued Operations	$-	$-	$-	$(0.05)
	$(0.15)	$(0.24)	$(0.62)	$(1.13)
Weighted average common shares
outstanding, diluted:	5,089,682	4,005,393	5,771,442	3,670,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2006	2005
Cash flows from operating activities:
Net loss	$(2,202,463)	$(4,140,677)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Stock-based compensation	408,960	670,861
Amortization	147,553	426,801
Accretion of debt discount	161,522	-
Loss on debt extinquishment	1,502,286	-
Derivative (gain) loss	(2,317,969)	-
Depreciation	66,901	74,140
Bad debt expense	41,200	13,166
Changes in operating assets and liabilities
Accounts receivable	(836,608)	(20,379)
Employee advances	(22,952)	(16,327)
Inventories	(234,197)	489,539
Prepaid expenses and other current assets	95,033	(51,691)
Assets of discontinued operation	16,588	120,967
Deposits	(4,256)	20,874
Accounts payable	(119,413)	124,884
Accrued expenses	(267,819)	33,339
Accrued severance	(81,000)	169,500
Due to related parties	-	(60,151)
Deferred revenue	24,099	(173,483)
Liabilities of discontinued operation	(66,324)	74,523

Net cash flows from operating activities	(3,688,859)	(2,244,114)

Cash flows from investing activities:
Purchase of property and equipment	(20,015)	(3,945)

Net cash flows from investing activities	(20,015)	(3,945)

Cash flows from financing activities:
Proceeds from sales of common stock, net
costs of $30,168	184,145	1,161,298
Proceeds from convertible debentures, net
costs of $82,000	3,018,000	-
Repayment of related party debt	(31,000)	-
Proceeds from notes payable	375,000	800,000
Repayment of notes payable	(8,824)	(200,000)
Net cash flows from financing activities	3,537,321	1,761,298

Net change in cash and cash equivalents	(171,553)	(486,761)
Cash and cash equivalents at beginning of period	255,293	497,663

Cash and cash equivalents at end of period	$83,740	$10,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES

	For the nine months ended September 30,
	2006	2005
Issuance of common stock for liabilities	$192,129	$-

Issuance of common stock for financing fees	$46,055	$-

Conversion of notes payable to convertible debentures	$1,373,933	$-

Conversion of Series A preferred stock to common stock	$22,045	$241,798

OTHER CASH FLOWS INFORMATION

Cash paid for taxes	$-	$-

Cash paid for interest	$2,733	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

1.	Basis of presentation and significant accounting policies:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (United States) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles (United States) for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of PowerLinx, Inc.’s (the “Company”) financial position and the results of its operations and its cash flows for the three and nine months ended September 30, 2006 and 2005. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited 2005 financial statements, including the notes thereto, and the other information set forth therein in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. Operating results for the nine month period ended September 30, 2006, are not necessarily indicative of the results that can be expected for a full fiscal year.

Revenue recognition:

Revenue is recognized when the earnings process is complete and the risks and rewards of ownership of the product, including title, have been transferred to the customer, which is generally considered to have occurred upon shipment of the product. Shipping costs, which have been nominal, are billed to the customer and are included as a component of cost of goods sold. Estimated returns are provided for as reductions of revenue based upon the Company’s historical return experience.

Fee revenue is recognized over the life of the respective agreements. The related deferred revenue represents fees received for which the revenue has not been earned.

   Cash

As of September 30, 2006, the Company had $83,740 in cash with which to satisfy any future cash requirements. The Company maintains its cash in bank deposit accounts, which at times, exceeds federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents which includes certificates of deposit that have an original maturity of three months or less when purchased. The Company’s cash balance includes $17,032 of cash that is restricted in accordance with the terms of the lease agreement for the Company’s headquarters.

Stock-Based Compensation:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payments” (FAS 123R) using the modified prospective-transition method. Under this transition method, compensation cost in 2006 would include the fair value of the vesting portion of previously issued options granted prior to December 31, 2005 and options granted and vested in 2006. Prior period results would not be restated.

The adoption of FAS 123R had no effect on net income for the three and nine months ended September 30, 2006, compared to accounting for share based compensation using the previously adopted intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” since there was no unrecognized compensation cost related to unvested share awards at December 31, 2005  and there were no employee option grants during the three and nine months ended September 30, 2006

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

The following table represents stock option activity for the nine months ended September 30, 2006:

	Options	Weighted Average Exercise Price
Options Outstanding - December 31, 2005	190,631	$5.21
Granted		-
Exercised		-
Forfeited/Expired	4,278	$3.15

Options Outstanding - September 30, 2006	186,353	$5.28
Options Exercisable - September 30, 2006	186,353	$5.28

The following table sets forth total employee and non-employee stock based compensation for the nine month periods ending September 30, 2006 and September 30, 2005:

	Period Ending
	September 30,	September 30,
	2006	2005

Stock Compensation
Employee Based	$ 332,700	$ 627,361
Non-Employee Based	76,260	43,500

Total Stock Based Compensation	$ 408,960	$ 670,861

Net Loss Per Share

We account for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Under SFAS No. 128, basic EPS is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding without including any potentially dilutive securities. Diluted EPS is computed by dividing the net loss applicable to common stockholders for the period by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents.

Potentially dilutive securities, which have been excluded from the determination of diluted EPS because their effect would be anti-dilutive, are as follows:

	Nine Months Ended
	September 30,
	2006	2005
Warrants	2,127,126	121,682
Options	186,353	190,631
Total potentially dilutive shares excluded	2,313,479	312,313

Financial instruments:

Financial instruments at September 30, 2006 and December 31, 2005 consist of cash and cash equivalents, accounts receivable, trade payables, accrued expenses, derivative liabilities, notes payable and convertible debentures. As of September 30, 2006 and December 31, 2005, the fair values of cash and cash equivalents, accounts receivable, trade payables, and accrued expenses approximated their respective carrying values, due to their relative current maturities. Using current interest rates, the estimated fair value of notes payable approximated the carrying amount of $319,412 as of September 30, 2006, based upon the present value of future cash flows. The estimated fair value of convertible debentures approximated $3,641,198 at September 30, 2006, based upon the present value of future cash flows.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.

The caption Derivative Financial Instruments consists of (i) the fair values associated with derivative features embedded in the Convertible Debentures, (ii) the fair values of the detachable warrants issued in connection with the Convertible Debentures and (iii) the fair values of other warrants and convertible instruments where share-settlement is presumed not to be in the Company’s control. (See Note 8)

Concentrations:

Accounts receivable are concentrated in the Security and DC Transportation products segments and credit losses have been within management’s expectations. Although the Company serves a large and varied group of customers, two customers accounted for 60% (53% and 7%, respectively) of total revenues for the nine months ended September 30, 2006. Three customers accounted for 42% (14% for each customer)of the DC Transportation products segment revenues, and one customer accounted for 90% of the Security products segment revenues; for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, three customers accounted for 66% (37%, 24%, and 5,%respectively) of total revenues. As of September 30, 2006, the Company maintained an accounts receivable balance of approximately $800,000 with a large discount retailer. This receivable is being collected by the Company over the period of October 23, 2006 through November 15, 2006.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

The Company's product manufacturing and assembly is dependent upon the operations of one primary supplier. In turn, this supplier is dependant upon various other suppliers for the purchase and delivery of several of the components used in the manufacturing and assembly of the Company’s products. At September 30, 2006, inventory valued at $77,140 was being warehoused in Taiwan, at the offices of IC Intracom, the Company’s manufacturing partner (See “Liquidity & Capital Resources”). If the Company should lose this supplier, there could be a disruption in the operations of the Company. The Company is currently pursuing an additional manufacturing partner in the far east to mitigate this risk.

Reclassifications:

Certain reclassifications have been made to prior period balances to conform to the current period presentation.

2.	Liquidity and Management’s Plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred losses from operations of $2,913,255 and $3,938,696 during the nine months ended September 30, 2006 and 2005, respectively. In addition, during those periods, the Company has used cash of $3,688,859 and $2,244,114 respectively, in its operating activities and has a stockholders’deficit of $2,433,129 at September 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has devoted significant efforts in the further development and marketing of its existing products in its Security and DC Transportation products segments, but revenues cannot yet be considered as sufficient to fund operations for any sustained period of time. The Company has allocated significant resources to the development of new power line technologies and products that will be available for sale and/or licensing during the fourth quarter of fiscal year 2006. The Company’s ability to continue as a going concern will be dependent upon achieving profitable operations through the licensing and sales of these new technologies and products.

The Company’s ability to continue as a going concern is further dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation products segments and (iii) ultimately the achievement of profitable operations. During the nine months ended September 30, 2006, the Company secured financing of $4,473,933 in the form of convertible debentures which included proceeds of $3,100,000 and the conversion of $1,373,933 of otherwise short term existing obligations to long term debt (See Note 8). Further, the Company received $300,000 via a short term note in order to satisfy short term cash requirements of operations. While the proceeds of this financing will significantly mitigate the Company’s liquidity difficulties, the ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured. The financial statements do not include any adjustments that might arise as a result of this uncertainty. Refer to “Liquidity & Capital Resources” in the Management Discussion & Analysis section for additional information regarding the Company’s liquidity.

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

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

The Company had a fourth segment, the Hotel/MDU (Multi-dwelling unit) products segment, but its operations were discontinued in March of 2005 as part of the restructuring of the Company’s management and operations. The operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of operations for all periods presented (See Note 10). The Company's facilities and other assets are not distinguished among the identifiable segments. Other financial information about the Company’s segments is as follows:

	Nine months ended September 30, 2006
	Security	Marine	DC Trans
	Products	Products	Products	Total

Net revenue	$879,001	$132,983	$491,996	$1,503,980
Cost of sales	$689,232	$78,414	$246,088	$1,013,734
Gross profit	$189,769	$54,569	$245,908	$490,246

Research and Development	$429,626	$3,547	$74,494	$507,667

	Nine months ended September 30, 2005
	Security	Marine	DC Trans
	Products	Products	Products	Total

Net revenue	$538,721	$97,190	$519,662	$1,155,573
Cost of sales	$439,895	$54,720	$309,485	$804,100
Gross profit	$98,826	$42,470	$210,177	$351,473

Research and Development	$421,775	$5,726	$70,787	$498,288

4.	Inventories:

Inventories consisted of the following at September 30, 2006 and December 31, 2005, respectively :

	September 30, 2006	December 31, 2005
Raw materials	$337,086	$280,360
Finished goods	486,606	309,135
	$823,692	$589,495

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

5.	Intangible assets:

Intangible assets consisted of the following at September 30, 2006:

			DC
	Security	Marine	Transportation	Total

Patents	$1,577,813	$741,148	$-	$2,318,961
Software license agreement	461,360	-	-	461,360
Trademark	46,962	-	46,963	93,925
Acumulated amortization	(1,725,240)	(741,148)	-	(2,466,388)
	$360,895	$-	$46,963	$407,858

Intangible assets consisted of the following at December 31, 2005:

			DC
	Security	Marine	Transportation	Total

Patents	$1,577,813	$741,148	$-	$2,318,961
Software license agreement	461,360	-	-	461,360
Trademark	46,962	-	46,962	93,924
Acumulated amortization	(1,601,098)	(717,736)	-	(2,318,834)
	$485,037	$23,412	$46,962	$555,411

6.	Notes Payable:

Notes payable at September 30, 2006 and December 31, 2005 consists of:

	September 30, 2006	December 31, 2005
Notes payable bearing interest at 8% and secured by inventory; principal and accrued interest paid during March 2006.	$--	$790,000

Convertible notes payable, non-interest bearing; 320,000 common shares were issued and $25,000 paid upon maturity during February 2006	--	200,000

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

Convertible notes payable to related parties (a Company Director or family members); non-interest bearing through December 2005, interest at 10% thereafter; 300,000 common shares issued upon maturity during February 2006	--	75,000

Convertible notes payable, non-interest bearing; 800,000 common shares issued upon maturity during February 2006. Face value $200,000 Less unamortized discount (161,832)	--	38,168

8% unsecured note payable to a stockholder in three installments due late October and early November 2006	300,000	--

19.2% unsecured note due in 11 equal monthly payments with final payment during August 2007	19,411	--

Other notes re-paid	--	28,236
	319,411	1,131,404
Current portion	(319,411)	(22,942)

Long-term portion	$-0-	$1,108,462

7.	Accrued Severance Payable:

During March, 2005, the Company incurred severance expenses related to the departure of two officers of the Company. The total amount payable amounted to $551,000 and is comprised of payments of both cash and common stock. Under the separation agreements, the Company issued a total of 50,000 shares of restricted common stock to the two former officers. The stock was valued at $275,000 or $5.50 per share, the closing market price of the Company’s common stock on March 31, 2005; the date at which the liability was probable. Severance costs and related legal fees have been recorded as restructuring charges in the accompanying 2005 statement of operations.

8.	Convertible Debentures:

On March 16, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), with several accredited investors (collectively the "Purchasers"), under which the Company agreed to issue and sell to the Purchasers in a private placement up to $4,473,933 aggregate principal amount of 8% Convertible Debentures, due March 22, 2008 (the "Convertible Debentures") and detachable warrants to purchase 1,841,335 shares of common stock (the "Warrants") for proceeds of $3,100,000 and $1,373,933 of pre-existing notes and accrued interest (the "Proceeds"). Financing costs  amounted to $82,000. On March 23, 2006 the Company issued $4,073,933 face value of the Convertible Debentures for cash of $2,700,000 and the pre-existing notes. On March 27, 2006 and March 29, 2006, the Company issued $250,000 and $150,000, respectively, of Convertible Debentures for cash. The March 22nd, March 23rd, and March 29th proceed amounts equate to the total proceeds received of $3,100,000.

As of September 30, 2006, the Company was in default of a debt covenant in its March 22, 2006 convertible debenture agreement. The covenant required that the Company generate a gross profit in excess of $200,000 per month on average during the period from July 1, 2006 to September 30, 2006, or in excess of $155,000 per month on average during the period from April 1, 2006 to September 30, 2006. As of September 29, 2006, the Company entered into a Waiver Agreement with the Purchasers pursuant to which a  majority of the Purchasers agreed to waive the covenant.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

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

8.0% Convertible Debentures, Warrants and Other Derivatives:

The carrying value of the Company’s 8.0%, Face Value $4,473,933 Convertible Debentures amounted to $161,521 at September 30, 2006. Amortization of the debt discount, included in interest expense, amounted to $158,929 for the nine months ended September 30, 2006.

The Convertible Debenture Financings included registration rights and certain other terms and conditions related to share settlement of the embedded conversion features and the warrants that the Company has determined are not within its control. In addition, certain features associated with the financings, such as variable redemption rates afforded the Purchasers render the number of shares issuable to be indeterminate. In these instances, EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, requires allocation of the proceeds between the various instruments and the derivative elements carried at fair values. The following tabular presentation reflects the allocation of the proceeds on the financings date:

	March 23, 2006	March 27, 2006	March 29, 2006
Embedded derivative features	$4,853,094	$200,648	$95,757
Detachable warrants	3,953,859	180,105	96,505
Derivative loss	(3,392,566)	(130,753)	(42,262)
Debt extinguishment loss	(1,340,454)	--	--
Convertible debentures	--	--	--
Total proceeds	$4,073,933	$250,000	$150,000

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

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at September 30 2006:

Liabilities:
Embedded derivative instruments	$1,020,188
Freestanding derivatives (warrants)	2,555,134
Other derivative financial instruments (1)	65,877
$3,641,199

(1)
Other derivative financial instruments represent the fair values of warrants and other convertible instruments that were reclassified from stockholders’ equity when, in connection with the Convertible Debenture Financings, the Company determined that it no longer had sufficient authorized and unissued shares to settle all of its instruments. On March 23, 2006, an amount of $144,781 was reclassified from stockholders’ equity representing the fair value of these instruments. The balance in the table above represents the fair value at September 30, 2006.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed at September 30, 2006:

Common shares indexed:
Embedded derivative instruments	4,347,141
Freestanding derivatives (warrants)	1,883,761
Other derivative financial instruments	121,682
6,352,584

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

		Other
Instrument	Warrants	Derivatives
Exercise prices	$2.375	$2.50--$25.00
Term (years)	5.0	1.0--10.0
Volatility	162.9%	104.8%--183.1%
Risk-free rate	3.65%	3.65%--4.88%

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

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

9.	Stockholders’ Deficit:

2006 Common Stock Issuances:

During the nine months ended September 30, 2006, the Company issued 15,556 shares of restricted common stock in conjunction with a private equity offering exempt from registration under Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $1.125 per share, resulting in gross proceeds of $17,500 from this particular issuance. The securities underlying the offering include piggy-back registration rights.

During the nine months ended September 30, 2006, the Company issued 16,092 shares of common stock, in lieu of cash, for payment of legal services rendered for the three month period ended September 30, 2006. The shares were valued at $19,310 based on the three day average closing market price of the Company’s common stock on the effective date of the agreement. The shares were registered on Form S-8 as filed with the Securities & Exchange Commission on  September 29, 2006.

During the nine months ended September 30, 2006, the Company issued 7,400 shares of common stock, in lieu of cash, to a consultant for payment of marketing services. The shares were valued at $10,000 based on the closing market price of the Company’s common stock on the effective date of the agreement. The shares were registered on Form S-8 as filed with the Securities & Exchange Commission on  September 29, 2006.

During the nine months ended September 30, 2006, the Company issued 10,000 shares of common stock, in lieu of cash, to a consultant for payment of marketing services. The shares were valued at $12,750 based on the closing market price of the Company’s common stock on the effective date of the agreement. The shares were registered on Form S-8 as filed with the Securities & Exchange Commission on  September 29, 2006.

During the nine months ended September 30, 2006, the Company issued 18,000 shares of restricted common stock, in lieu of cash, for payment of financing fees associated the Company’s March 29, 2006 convertible debenture financing agreement. The shares were valued at $34,200 based on the closing share price calculated in conjunction with the March 29, 2006 financing transaction.

During the nine months ended September 30, 2006, the Company issued 28,400 shares of restricted common stock for payment of interest, in lieu of cash, relating to various notes payable that were outstanding at December 31, 2005. The shares were valued at $61,070, based on the closing market price of the Company’s common stock corresponding to the date of each note.

During the nine months ended September 30, 2006, the Company issued 7,582 shares of restricted common stock in conjunction with a litigation settlement. The shares were valued at $15,164, based on the closing market price of the Company’s common stock on the effective date of the agreement, December 12, 2005.

During the nine months ended September 30, 2006, the Company issued 36,000 shares of common stock in conjunction with the 2003 settlement of a class action law suit. The shares were valued at $90,000 based on the closing market price of the Company's common stock when the settlement was recorded during fiscal year 2003.

During the nine months ended September 30, 2006, the Company issued 53,529 shares of restricted common stock in conjunction with exercise of outstanding warrants from which it received proceeds in the amount of $133,824. The warrants were re-priced and exercisable at $2.50 per share based on the approval of the Company’s Board of Directors.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

During the nine months ended September 30, 2006, the Company issued 174,937 shares of restricted common stock in conjunction with a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $1.125 per share, resulting in gross proceeds of $196,804 from the offering. The securities underlying the offering include piggy-back registration rights.

During the nine months ended September 30, 2006, the Company issued 17,962 shares of restricted common stock, in lieu of cash, for payment for raw materials inventory and for rent for the Company’s distribution warehouse in Clearwater, Florida. The shares were valued at $44,905, based on the closing market price of the Company’s common stock on the effective date of the agreement, November 30, 2005.

During the nine months ended September 30, 2006, the Company issued 8,430 shares of restricted common stock for financing fees owed in conjunction with a finder’s fee agreement relating to the Company’s December 2005 private equity placement. The shares were valued at $11,855, based on the terms of the finder’s fee agreement.

During the nine months ended September 30, 2006, the Company issued 10,000 shares of restricted common stock to employees in the form of stock compensation. The shares were valued at $15,000, based on the closing market price of the Company’s common stock on date the grant was approved.

During the nine months ended September 30, 2006, the Company issued 51,000 shares of restricted common stock to officers in the form of stock compensation in accordance with their employment contracts. The shares were valued at $86,700, based on the closing market price of the Company’s common stock on date the grant was ratified by the Board of Directors.

During the nine months ended September 30, 2006, the Company issued 106,000 shares of restricted common stock to Directors of the Company in the form of stock compensation. Of the total shares issued, 14,000 shares were issued as compensation for the 2006 fiscal year ended December 31, 2006. The remaining 92,000 shares were issued as compensation for services rendered by Directors during the Company’s 2005 restructuring plan. The shares were valued at $254,400, based on the closing market price of the Company’s common stock on date the grant was ratified by the Board of Directors.

10.	Discontinued Operations:

During the quarter ended March 31, 2005, the Company formalized a plan to dispose of its Hotel/MDU products segment. The plan included the termination of all employees associated with the segment, and the closing of the Company’s sales office in South Carolina. At quarter ended June 30, 2005, the plan had been implemented and the Company had secured an agreement with an outside party to sell the remaining installation and monthly service contracts.

Operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of income for all periods presented. Following are the components of the amounts disclosed:

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

Loss from Discontinued Operations

	Nine Months Ending

	September 30,	September 30,
	2006	2005

Net Revenues	$-	$118,030
Cost of Goods Sold	-	113,614
Gross Profit	-	4,416

Operating Expenses	16,588	186,142

Net Loss from discontinued operations	$(16,588)	$(181,726)

Assets and Liabilities of Discontinued Operation:

	September 30,	December 31,
	2006	2005
Total Assets related to discontinued operations
Accounts Receivable	$-	$16,588

Total Liabilities related to discontinued operations
Accounts Payable	$88,804	$155,128

11.	Commitments and Contingencies:

Litigation, claims and assessment:

Guestlinx, LLC

On May 19, 2006 the Company learned that a default judgment had been entered against it on May 3, 2006 in the Superior Court of California, Orange County, in the amount of $90,561, to the plaintiff Guestlinx, LLC. The judgment was granted based on an action filed by Guestlinx, LLC on November 2, 2005. The Company had no prior knowledge of the action and believes it was never properly served. The Company retained counsel in California, and on August 4, 2006 was successful in having the judgment set aside for improper service; contingent upon the Company remitting $3,000 to the Orange County Superior Court by September 4, 2006. The Company had previously recorded a liability associated with this dispute in the amount of $46,352 that is currently included in the Company’s balance sheet under “Liabilities from Discontinued Operations”. There is a mandatory remediation settlement meeting scheduled on December 8, 2006.

Satius, Inc. License Agreement

On June 7, 2006, the civil action initiated against the Company (the “Action”) by Satius, Inc. (“Satius”), on August 17, 2005, in which Satius alleged various claims under a former license agreement (the “Agreement”), entered into on December 18, 2002, by and between Satius and the Company and subsequently terminated by Satius on July 10, 2004, was dismissed in the Court of Common Pleas of Montgomery County, Pennsylvania.  On June 9, 2006, the Company was notified by its counsel that Satius has appealed the dismissal. The Company cannot predict whether or not the appeal will be successful.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

SEC Investigation

The Company has settled the previously reported investigation by the Securities and Exchange Commission (“SEC”) as described below.

On Tuesday, June 27, 2006, the SEC filed a civil action in the United States District Court for the District of Columbia against the Company, its former chief executive officer, George S. Bernardich III, and its former secretary and treasurer, James R. Cox. The Company consented to the entry of a judgment permanently enjoining it from violating Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 (“Exchange Act”), which are general antifraud provisions of the federal securities laws. The Company also consented to being enjoined from violating the periodic reporting, books and records, and internal controls provisions contained in Exchange Act Sections 13(b)(2)(A), 13(b)(2)(B), and 15(d) and Rules 15d-1, 15d-11, 15d-13, and 12b-20 thereunder.

Mr. Bernardich and Mr. Cox consented to the entry of judgments permanently enjoining them from violating Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and aiding and abetting the Company’s alleged reporting violations, and barring them from serving as officers and directors of public companies for a period of ten years. The Company, Mr. Bernardich and Mr. Cox consented to the entry of the judgments without admitting or denying the allegations in the SEC’s Complaint. Mr. Bernardich was president and chief executive offer of the Company from February 2001 until April 2005. He was chairman of the Company’s Board of Directors from August 2000 until February 2005 and remained a director of the Company until March 2006. The Company currently has a consulting/severance arrangement with Mr. Bernardich. Mr. Cox was the Company’s secretary, treasurer and a director from the time the company went public in March 1999 until approximately July 2002. Mr. Cox is currently employed by the Company in a product development capacity.

The requested relief was approved by the Court on August 7, 2006.

The Complaint alleged that in September 2004, the Company violated the antifraud provisions of the federal securities laws by issuing materially misleading press releases and filing materially misleading reports with the SEC concerning a purported $23 million sales contract with a defense contractor known as Universal General Corporation (“UGC”), which, in fact, had no revenues, no assets, and no means to satisfy any portion of its $23 million contractual obligation to the Company. According to the Complaint, the Company performed virtually no due diligence to determine whether UGC was legitimate and could meet its contractual obligations. The Complaint states that Mr. Bernardich was responsible for the Company’s due diligence failures and for drafting the Company’s materially misleading press releases and SEC filings. The Complaint also alleges that during the first three quarters of fiscal year 2000, the Company fraudulently recognized nearly ninety percent of its reported revenues based on fictitious camera sales by initiating consignment arrangements with numerous dealers and recording the consignment order amounts as revenue before any cameras were manufactured, shipped to the dealers, or sold to customers. The Complaint alleges that during this same period, the Company also issued numerous deceptive press releases that materially misrepresented the Company’s operations and offered glowing, but unsubstantiated, revenue and earnings forecasts. The Complaint also alleges that in April 2001, following a management change, the Company filed with the SEC an annual report for 2000 containing a misleading restatement of revenues and other materially misleading disclosures and accounting errors. According to the Complaint, the principal architect of the Company’s fraudulent activities during 2000 was its now-deceased former chief executive officer, Richard L. McBride. According to the Complaint, among other things, the Company failed to disclose in violation of applicable SEC regulations that Mr. McBride had been convicted of fraud in 1998 and was serving a six-year probation term.
The Complaint also alleges that Mr. Cox was responsible for certain of the Company’s fraud and reporting violations and Mr. Bernardich, who had replaced Mr. McBride as chief executive officer in February 2001, aided and abetted the Company’s reporting violations with respect to the Company’s 2000 annual report.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE AND  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

 In addition, the Company’s current chief financial officer, Douglas Bauer, has consented to the issuance of a cease-and-desist order for his role in causing the     Company’s   reporting violation in connection with its April 2002 restatement of a deferred tax asset. Mr. Bauer consented to the issuance of the order without admitting or denying the findings in the Order.

12.	Recent Accounting Pronouncements:

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no material impact on the financial statements of the company once adopted.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the impact of the adoption of FIN 48 on its consolidated financial statements.

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

The section entitled "Risk Factors" set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2005 and similar types of discussions in other SEC filings discuss some of the important risks that may affect our business, results of operations and financial condition. Some of those risks are as follows:

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

Our primary focus during the quarter ended September 30, 2006 was completing the development of our new power line products due during the 4th quarter ending December 31, 2006, and identifying potential customers, licensees, and distributors for these new products. Consistent with our business plan, we intend on penetrating targeted markets utilizing both licensing and direct sales strategies; depending on market structure and targeted customers in each segment.

Net revenues of $1,004,564 for the three month period ended September 30, 2006 increased 349% compared to net revenues of $223,945 for the same period ended September 30, 2005. Of this increase, $828,508 was driven by our Security products segment primarily from an initial order from a large discount retailer. Consequently, sales in our Security products segment accounted for 84% of total revenues for the three month period ended September 30, 2006 compared to 5% for the same period ended September 30, 2005. The $828,508 increase in Security products segment revenue was partially offset by a net decrease in revenue of $47,889 from our Marine and DC Transportation products segments. Revenue from the Marine products increased $16,711 primarily as a result of a refocus on internet advertising and sales. Revenue from the DC Transportation segment decreased $64,599 primarily as a result of a reduced shipments to a large customer upgrading to new rear vision system that will not be available in quantity until during the 4th quarter ended December 31, 2006.

A reduction in manufacturing costs for our Security products segment, improved product sourcing and mix for our DC Transportation products segment, and an increase in sales at retail pricing versus wholesale pricing for our Marine products segment resulted in an improved gross profit margin by segment for the three month period ended September 30, 2006 versus the same period ended September 30, 2005. We anticipate further product cost reductions in the DC Transportation products segment in future periods due to a decrease in manufacturing costs associated with the next generation of transmitters and receivers for the PLC systems.

Total operating expenses decreased $213,839, or 21% for the three month period ended September 30, 2006 compared to the same three month period ended September 30, 2005. A reduction in legal and amortization expenses were the primary reasons for the overall decrease.

Also during the three month period ended September 30, 2006, our management met with the principals of our primary financing partners, in Europe, to discuss and formalize our strategy for selling and distributing our newly developed products in certain European markets beginning in fiscal year 2007.

RESULTS OF OPERATIONS

See Note 3 to the financial statements for additional segment reporting.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

NET REVENUE. Net revenue increased $348,407 or 30% to $1,503,980 for the nine months ended September 30, 2006 from $1,155,573 for the nine months ended September 30, 2005. Marine product segment sales were $132,983 or 9% of total revenues for the nine months ended September 30, 2006 compared to $97,190 or 8% of total revenues for the nine months ended September 30, 2005. Overall, marine product sales increased $35,793, or 37%. Security product segment sales were $879,001 or 58% of total revenues for the nine months ended September 30, 2006 compared to $538,721 or 47% of total revenues for the nine months ended September 30, 2005. Overall, security product sales increased $340,280 or 63%. DC Transportation product segment sales were $491,996 or 33% of total revenues for the nine months ended September 30, 2006 compared to $519,662 or 45% of total revenues for the nine months ended September 30, 2005. Overall, DC Transportation product sales decreased $27,666 or 5%. The increase in the Marine segment sales was due to an increase in internet advertising and sales. The increase in the Security product segment sales was due primarily to an initial order of $794,000 during 2006 from a large discount retailer. The increase in revenues for the DC transportation product segment was driven primarily by the addition of new customers compared to the same period last fiscal year.

COST OF GOODS SOLD. Cost of Goods sold increased $209,634 or 26% to $1,013,734 for the nine months ended September 30, 2006 from $804,100 for the nine months ended September 30, 2005. As a percentage of net revenue, cost of goods sold decreased to 67% for the nine months ended September 30, 2006 from 70% for the nine months ended September 30, 2005. Cost of goods sold for the Marine products segment increased $23,694 or 43% to $78,414 for the nine months ended September 30, 2006 from $54,720 for the nine months ended September 30, 2005. As a percentage of net revenue, cost of goods sold for the Marine products segment increased to 59% for the nine months ended September 30, 2006 from 56% for the nine months ended September 30, 2005. Cost of goods sold for the Security products segment increased $249,337 or 57% to $689,232 for the nine months ended September 30, 2006 from $439,895 for the nine months ended September 30, 2005. As a percentage of net revenue, cost of goods sold for the Security products segment decreased to 78% for the nine months ended September 30, 2006 from 82% for the nine months ended September 30, 2005. Cost of goods sold for the DC Transportation products segment decreased $63,397 or 20% to $246,088 for the nine months ended September 30, 2006 from $309,485 for the nine months ended September 30, 2005. As a percentage of net revenue, cost of goods sold for the DC Transportation products segment decreased to 50% for the nine months ended September 30, 2006 from 60% for the nine months ended September 30, 2005.

The increase in the cost of goods sold as a percentage of net revenues for the Marine products segment was driven primarily by a one time sales promotion during the three months ended March 31, 2006 for the purpose of accelerating sales after the end of the regional boat show season. The decrease in the cost of goods sold as a percentage of net revenues for the Security products segment was driven primarily by a decrease in manufacturing costs via our new supplier in Asia. The decrease in the cost of goods sold as a percentage of net revenues for the DC Transportation products segment was due to improved product sourcing and product mix.

GROSS PROFIT MARGIN. Gross profits on sales for the nine months ended September 30, 2006 amounted to $490,246 or 33% of net revenues compared to $351,473 or 30% of net revenues for the nine months ended September 30, 2005. The Marine products segment contributed $54,569 and $42,470 of the total gross profit for the nine months ended September 30, 2006 and 2005, respectively. The Security products segment contributed $189,769 and $98,826 of the total gross profit for the nine months ended September 30, 2006 and 2005, respectively. The DC Transportation products segment contributed $245,908 and $210,177 of the total gross profit for the nine months ended September 30, 2006 and 2005, respectively. The gross profit percentage for the Marine products segment decreased to 41% for the nine months ended September 30, 2006 from 44% for the nine months ended September 30, 2005. The gross profit percentage for the Security products segment increased to 22% for the nine months ended September 30, 2006 from 18% for the nine months ended September 30, 2005. The gross profit percentage for the DC Transportation products segment increased to 50% for the nine months ended September 30, 2006 from 40% for the nine months ended September 30, 2005.

The decrease in the gross profit as a percentage of net revenues for the Marine products segment was driven primarily by a one time sales promotion during the three months ended March 31, 2006 for the purpose of accelerating sales after the end of the regional boat show season. The increase in the gross profit as a percentage of net revenues for the Security products segment was driven primarily by a decrease in manufacturing costs via our new supplier in Asia. The increase in the gross profit as a percentage of net revenues for the DC Transportation products segment was due to improved product sourcing and product mix.

SALARIES AND WAGES. Salaries and Wages decreased $225,114 or 18% to $1,020,978 for the nine months ended September 30, 2006 from $1,246,092 for the nine months ended September 30, 2005. The decrease was due to the overall reduction in employees as a result of the Company’s restructuring plan initiated in April and May of 2005. Salary and Wages is comprised of employee wages and stock compensation. During the nine months ended September 30, 2006, $86,700 of stock-based compensation was recorded in conjunction with common stock issued to employees pursuant to bonus stock grants and employment contract obligations compared to $279,000 for the nine months ended September 30, 2005.

PROFESSIONAL & CONSULTING FEES. Professional and consulting fees increased $296,886 or 41% to $1,027,101 for the nine months ended September 30, 2006 from $730,215 for the nine months ended September 30, 2005. The increase was due to legal fees associated with the defense of the Satius law suit, the Securities & Exchange Commission investigation (See legal proceedings), and restricted common stock compensation for the Company’s Board of Directors. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. During the nine months ended September 30, 2006, $254,400 of stock-based compensation was recorded, $246,000 of which was expensed during the period, in conjunction with common stock issued to members of the Board of Directors for services rendered during the period and compensation for services rendered during the Company’s 2005 restructuring. In addition, $42,060 of stock based compensation was recorded and expensed in conjunction with common stock issued to attorneys and consultants for legal and marketing services for the nine months ended September 30, 2006. During the nine months ended September 30, 2005, stock-based compensation of $57,750 was recognized in conjunction with common stock issued to members of the Board of Directors for services rendered during the period.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization decreased $286,487 or 57% to $214,454 for the nine months ended September 30, 2006 from $500,941 for the nine months ended September 30, 2005. The decrease was attributable to a reduction in amortization expense as certain intangible assets were fully amortized as of December 31, 2005.

RESEARCH & DEVELOPMENT. Research and development expense increased $9,379 or 2% to $507,667 for the nine months ended September 30, 2006 from $498,288 for the nine months ended September 30, 2005. The increase was due to an increase in contract labor expenditures and component purchases in the Company’s efforts to finalize the development of several new products. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our Security (both analog and digital) and DC Transportation products segments. For the nine months ended September 30, 2006, of the total Research & Development expenditures, $429,626 or 85% was related to the Security products segment, $74,494 or 15% was related to the DC Transportation products segment, and $3,547 or 1% was related to the Marine products segment.

The cost of our research and development activities is borne directly by the Company. No amounts are borne by our customers and no contracts for customer funded research and development is anticipated. We plan to continue funding the Security and DC Transportation products segments for the next several years.

ADVERTISING AND PROMOTIONS. Advertising and promotions decreased $43,356 or 29% to $106,558 for the nine months ended September 30, 2006 from $149,914 for the nine months ended September 30, 2005. The decrease was due directly to a reduction in print advertising for the DC Transportation products segment and a focus on selling through distribution channels rather than directly to the consumer. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES. Rent and utilities increased $1,113 or 1% to $145,263 for the nine months ended September 30, 2006 from $144,150 for the nine months ended September 30, 2005. The increase is due to an end of lease holder over rent at 1 ½ times the normal rate on the corporate office space for the two months preceding the relocation to new offices. This increase was mostly offset by rent abatement negotiated as part of the lease for the new corporate offices. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL & ENTERTAINMENT EXPENSE. Travel & entertainment expense decreased $55,318 or 35% to $102,686 for the nine months ended September 30, 2006 from $158,004 for the nine months ended September 30, 2005. The decrease was due to a focused effort to reduce expenditures and an overall reduction in the number of employees traveling as a result of Company’s restructuring plan initiated in April of 2005.  Travel & entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking & tolls, hotels & lodging, taxis, meals, and entertainment.

OTHER EXPENSES. Other expenses increased $14,518 or 5% to $278,794 for the nine months ended September 30, 2006 from $264,276 for the nine months ended September 30, 2005. The increase was primarily driven by an increase in liability insurance premium rates and installation costs associated with the DC Transportation products segment. Other expenses include travel, supplies, property taxes, insurance, financing fees, bank charges, provision for doubtful accounts, postage & delivery, and various other expenses that are classified as miscellaneous.

NON-OPERATING INCOME (EXPENSE) ITEMS. Non-operating income (expense) increased ($68,048) to ($88,303) for the nine months ended September 30, 2006 from ($20,255) for the nine months ended September 30, 2005. Non-operating income (expense) consists primarily of interest expense which increased to ($181,812) for the nine months ended September 30, 2006 from ($20,562) for the nine months ended September 30, 2005. The current period interest expense includes ($90,830) of amortization of debt discount on the Convertible Debentures, and ($19,291) in miscellaneous interest from previous financing. The Company records amortization using the effective interest method and, accordingly, interest expense associated with these debentures will increase as the carrying value increases. The expense amounts for the nine months ended September 30, 2006 were offset by $21,309 in interest income and $72,200 of income related to a litigation settlement.

LOSS ON EXTINGUISHMENT OF DEBT. Loss of extinguishment of ($1,502,286) arose in connection with our debenture financing where we allocated the fair value of instruments issued in connection with the financing to the proceeds and the debt relieved on a relative fair value basis. This calculation resulted in a loss on extinguishment associated with the relieved indebtedness.

DERIVATIVE GAIN (LOSS).  Derivative gain, which amounted to $2,317,969 for the nine months ended September 30, 2006, arises from fair value adjustments to our derivative financial instruments. These instruments consist of freestanding warrants and embedded conversion features associated with the Debenture offering. We will continue to incur fair value adjustments to these instruments until such instruments are converted, exercised or reclassified to stockholders’ equity. Future fair value adjustments require the use of subjective estimates. However, the principal driver of our valuation model is the Company’s trading common stock. Accordingly, future volatility in the trading market price may result in significant changes in fair value that are required to be recorded as adjustments in income.

LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations decreased 91% to $16,588 for the nine months ended September 30, 2006 from $181,726 for the nine months ended September 30, 2005. (See Note 10 to the financial statements.)

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

NET REVENUE. Net revenue increased $780,619 or 349% to $1,004,564 for the three months ended September 30, 2006 from $223,945 for the three months ended September 30, 2005. Marine segment sales were $31,945 or 3% of total revenues for the three months ended September 30, 2006 compared to $15,234 or 7% of total revenues, for the three months ended September 30, 2005. Overall, Marine segment sales increased $16,711 or 110%. Security segment sales were $838,591 or 83% of total revenues for the three months ended September 30, 2006 compared to $10,083 or 5% of total revenues for the three months ended September 30, 2005. Overall, Security segment sales increased $828,508. DC Transportation segment sales were $134,029 or 13% of total revenues for the three months ended September 30, 2006 compared to $198,628 or 89% of total revenues for the three months ended September 30, 2005. Overall, DC Transportation segment sales decreased $64,599 or 33%. The increase in Marine segment sales was driven primarily by a refocusing on internet advertising and sales. The increase in Security segment sales was driven almost entirely by an initial order from a large discount retailer. The decrease in the DC Transportation segment sales was driven primarily by reduced shipments to a large customer upgrading to new rear vision system that will not be available in quantity until during the 4th quarter ended December 31, 2006.

COST OF GOODS SOLD. Cost of Goods sold increased $595,159 or 436% to $731,688 for the three months ended September 30, 2006 from $136,529 for the three months ended September 30, 2005. As a percentage of net revenue, cost of goods sold increased to 73% for the three months ended September 30, 2006 from 61% for the three months ended September 30, 2005. Cost of goods sold for the Marine products segment increased $7,912 or 88% to $16,866 for the three months ended September 30, 2006 from $8,954 for the three months ended September 30, 2005. As a percentage of net revenue, cost of goods sold for the Marine product segment decreased to 53% for the three months ended September 30, 2006 from 59% for the three months ended September 30, 2005. Cost of goods sold for the Security products segment increased $645,830 to $654,824 for the three months ended September 30, 2006 from $8,994 for the three months ended September 30, 2005. As a percentage of revenue, cost of goods sold for the Security products segment decreased to 78% for the three months ended September 30, 2006 from 89% for three months ended September 30, 2005. Cost of goods sold for the DC Transportation products segment decreased $58,582 or 49% to $59,999 for the three months ended September 30, 2006 from $118,581 for the three months ended September 30, 2005. As a percentage of net revenue, cost of goods sold for the DC Transportation products segment decreased to 45% for the three months ended September 30, 2006 from 60% for the three months ended September 30, 2005.

The increase in the cost of goods sold as a percentage of net revenues for the Marine products segment was driven primarily by an increase in revenue resulting from an increase in the ratio of higher priced internet sales (retail pricing) versus lower priced dealer sales (wholesale pricing). The decrease in the cost of goods sold as a percentage of net revenues for the Security products segment was driven primarily by a decrease in manufacturing costs via our new supplier in Asia. The decrease in the cost of goods sold as a percentage of net revenues for the DC Transportation products segment was due to improved product sourcing and product mix.

GROSS PROFIT MARGIN. Gross profits on sales increased $185,460 or 212% to $272,876 for the three months ended September 30, 2006 from $87,416 for the three months ended September 30, 2005. As a percentage of net revenue, gross profits decreased to 27% for the three months ended September 30, 2006 from 39% for the three months ended September 30, 2005. The Marine products segment contributed $15,079 and $6,280 of the total gross profit for the three months ended September 30, 2006 and 2005, respectively. The Security products segment contributed $183,767 and $1,089 of the total gross profit for the three months ended September 30, 2006 and 2005, respectively. The DC Transportation products segment contributed $74,030 and $80,047 of the total gross profit for the three months ended September 30, 2006 and 2005, respectively. The gross profit percentage for the Marine products segment increased to 47% for the three months ended September 30, 2006 from 41% for the three months ended September 30, 2005. The gross profit percentage for the Security products segment increased to 22% for the three months ended September 30, 2006 from 11% for the three months ended September 30, 2005. The gross profit percentage for the DC Transportation products segment increased to 55% for the three months ended September 30, 2006 from 40% for the three months ended September 30, 2005.

The increase in gross profit as a percentage of net revenues for the Marine products segment was driven primarily by an increase in revenue resulting from an increase in the ratio of higher priced internet sales (retail pricing) versus lower priced dealer sales (wholesale pricing). The increase in gross profit as a percentage of net revenues for the Security products segment was driven primarily by a decrease in manufacturing costs via our new supplier in Asia. The increase in gross profit as a percentage of net revenues for the DC Transportation products segment was due to improved product sourcing and product mix.

SALARIES AND WAGES. Salaries and Wages increased $20,948 or 7% to $306,757 for the three months ended September 30, 2006 from $285,809 for the three months ended September 30, 2005. The increase was driven primarily by a rise in employee medical benefits and accrued officer bonuses per employment contracts. Salary and Wages is comprised of employee wages and stock compensation. There was no employee stock-based compensation expense during the three months ended September 30, 2006.

PROFESSIONAL & CONSULTING FEES. Professional and consulting fees decreased $79,263 or 39% to $121,779 for the three months ended September 30, 2006 from $201,042 for the three months ended September 30, 2005. The decrease was driven primarily by the elimination of legal fees associated with the dismissal of the Satius law suit and the settlement of the SEC investigation (See Note 11 "Commitments and Contingencies”). The decrease was partially offset by increase in consulting fees for marketing services. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants. Stock-based compensation of $8,400 and $19,250 was recorded in conjunction with common stock issued to members of the Board of Directors for services rendered for the three months September 30, 2006 and the three months ended September 30, 2005, respectively. In addition, $42,060 of stock based compensation was recorded and expensed in conjunction with common stock issued to attorneys and consultants for legal and marketing services for the three months ended September 30, 2006

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization decreased $112,508 or 68% to 52,818 for the three months ended September 30, 2006 from $165,326 for the three months ended September 30, 2005. The decrease was attributable to a reduction in amortization expense as a 2001 patent licensing agreement becoming fully amortized as of December 31, 2005.

RESEARCH & DEVELOPMENT. Research and development expense decreased $25,197 or 14% to $152,932 for the three months ended September 30, 2006 from $178,129 for the three months ended September 30, 2005. The decrease was due to a focused effort to conserve cash. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security (both analog and digital) and DC Transportation products segments. For the three months ended September 30, 2006, of the total Research & Development expenditures, $152,932 or 100% was related to the security & audio products segment. The cost of our research and development activities is borne directly by the Company. No amounts are borne by our customers and no contracts for customer funded research and development is anticipated. We plan to continue funding the security and DC transportation product segments for the foreseeable future..

ADVERTISING AND PROMOTIONS. Advertising and promotions decreased $8,716 or 28% to $22,158 for the three months ended September 30, 2006 from $30,875 for the three months ended September 30, 2005. The decrease was due directly to a reduction in print advertising for the DC transportation products segment and a focus on selling through distribution channels rather than directly to the consumer. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES. Rent and utilities decreased $7,276 or 20% to $29,689 for the three months ended September 30, 2006 from $36,965 for the three months ended September 30, 2005. The decrease is due to a rent abatement negotiated as part of the lease for the new corporate offices. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL & ENTERTAINMENT EXPENSE. Travel & entertainment expense decreased $16,053 or 34% to $31,832 for the three months ended September 30, 2006 from $47,885 for the three months ended September 30, 2005. The decrease was due to a focused effort to reduce expenditures and an overall reduction in the number of employees traveling as a result of Company’s restructuring plan initiated in April of 2005. Travel & entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking & tolls, hotels & lodging, taxis, meals, and entertainment.

OTHER EXPENSES. Other expenses increased $14,227 or 22% to $79,841 for the three months ended September 30, 2006 from $65,614 for the three months ended September 30, 2005. The increase was primarily driven by an increase in liability insurance premium rates and an increase in product installation costs for the DC Transportation products segment. Other expenses include travel, supplies, property taxes, insurance, financing fees, bank charges, provision for doubtful accounts, postage & delivery, and various other expenses that are classified as miscellaneous.

NON-OPERATING INCOME (EXPENSE) ITEMS. Non-operating income (expense) increased ($15,977) to ($22,133) for the three months ended September 30, 2006 from ($6,156) for the three months ended September 30, 2005. Non-operating income (expense) consists primarily of interest expense which increased to ($71,691) for the three months ended September 30, 2006 from ($20,562) for the three months ended September 30, 2005. The current period interest expense includes ($70,691) of amortization of debt discount on the Convertible Debentures, and ($1,000) in accrued interest from current short-term notes payable. The Company records amortization using the effective interest method and, accordingly, interest expense associated with these debentures will increase as the carrying value increases. The expense amounts for the three months ended September 30, 2006 were offset by $2,358 in interest income and $47,200 of income related to a litigation settlement.

DERIVATIVE GAIN (LOSS). Derivative (loss), which amounted to ($37,718) for the three months ended September 30, 2006, arises from fair value adjustments to our derivative financial instruments. These instruments consist of freestanding warrants and embedded conversion features associated with the Debenture offering. We will continue to incur fair value adjustments to these instruments until such instruments are converted, exercised or reclassified to stockholders’ equity. Future fair value adjustments require the use of subjective estimates. However, the principal drive of our valuation model is the Company’s trading common stock. Accordingly, future volatility in the trading market price may result in significant changes in fair value that are required to be recorded as adjustments in income.

LIQUIDITY & CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred losses from operations of $2,913,255 and $3,938,693 during the nine months ended September 30, 2006 and 2005, respectively. In addition, during those periods, the Company has used cash from operating activities of $3,688,859 and $2,244,114 respectively. Further, the Company has a stockholders’ deficit of $2,433,129 at September 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has devoted significant efforts in the further development and marketing of its existing products in its Security and DC Transportation Products Segments, which, while now showing improved revenues, cannot yet be considered as sufficient to fund operations for any sustained period of time. The Company has allocated significant resources to the development of new power line technologies and products expected to be available for sale and/or licensing during the fourth quarter of fiscal year 2006. The Company’s ability to continue will be dependent upon achieving profitable operations through the licensing and sales of these new technologies and products.

The Company’s ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation products segments and (iii) ultimately the achievement of profitable operations. During the nine months ended September 30, 2006, the Company secured financing of $4,473,933 in the form of convertible debentures which included proceeds of $3,100,000 and the conversion of $1,373,933 of otherwise short term existing obligations to long term debt (See Note 8). While the proceeds of this financing will significantly mitigate the Company’s liquidity difficulties, the ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured. The financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the nine months ended September 30, 2006 the Company funded its losses from operations through the following vehicles:

•
On March 16, 2006, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement"), with several accredited investors (collectively the “Purchasers"), under which the Company issued and sold to the Purchasers in a private placement, $4,473,933 aggregate principal amount of convertible debentures (“Debentures”), including $1,373,933 of existing debt being converted into the Debentures, and warrants to purchase common stock (the “Warrants”) for an aggregate of up to $3,100,000 (the “Proceeds”). All the closing conditions of the Purchase Agreement were satisfied on March 23, 2006. On March 23, 2006 the Company received a portion of the Proceeds in the amount of $2,563,572 net of $136,428, which was paid from the Proceeds as payment for commissions and expenses and $87,428 as repayment of certain creditors pursuant to the Purchase Agreement. Furthermore, on March 27, 2006, the Company received $250,000 and on March 29, 2006 the Company received a final disbursement of the Proceeds in the amount of $150,000, for a total aggregate amount of the Proceeds of $3,100,000 disbursed to the Company. The Company intends to pay a portion of the Proceeds as a broker’s fee with respect to the sale of the Debentures and Warrants to the Purchasers, and to use the net available proceeds for general corporate and working capital purposes. The Warrants may be exercised for an aggregate of up to 94,188,063 (1,883,761 as adjusted for the March 22, 2006 1 for 50 reverse stock split) shares of common stock until March 22, 2011, at price per share equal to the product of (i) 1.25 and (ii) the Applicable Initial Reference Price (the "Exercise Price"), as defined in the Warrant Agreement entered into in connection with the Purchase Agreement (“The Warrant”). The Exercise Price will be subject to adjustment for events and transactions as stated in the Warrant. The transaction was recorded as a derivative liability on the Company’s balance sheet (See “Note 8” to the financial statements).

As of September 30, 2006, the Company was in default of a debt covenant in its March 22, 2006 convertible debenture agreement. The covenant required that the Company generate a gross profit in excess of $200,000 per month on average during the period from July 1, 2006 to September 30, 2006, or in excess of $155,000 per month on average during the period from April 1, 2006 to September 30, 2006. As of September 29, 2006, the Company entered into a Waiver Agreement with the Purchasers pursuant to which a majority of the Purchasers agreed to waive the covenant. The Company has made arrangements with its financing partner to repay the short-term promissory note in two installments on November 16, 2006 and November 23, 2006 with proceeds from accounts receivable collections.

•
On September 14, 2006, the Company borrowed $300,000 from its primary financing partner in the form of a 45 day unsecured promissory note, bearing an annual interest rate of 8%, for the purpose providing short-term cash flow due to the approximately $1.5 million the Company had invested in inventory and accounts receivable.

During the nine months ended September 30, 2006, the Company issued purchase orders to its overseas supplier totaling $562,440 for the manufacturing of the Company’s Secure View product. During August and September 2006, the Company had received all product associated with this purchase order, and due to contractual arrangements with its manufacturer, had paid for the product in full as of September 30, 2006. In addition, the Company purchased, with cash, critical components during the nine months ended September 30, 2006 for both existing products and for new products expected to be ready for manufacturing during the fourth quarter ended December 31, 2006. At September 30, 2006, this inventory was being warehoused in Taiwan, at the offices of IC Intracom, the Company’s manufacturing partner, and was valued at approximately $77,140.

The financing of the overseas manufacturing of product, and the corresponding accounts receivable generated from the shipment of this product to customers had a significant impact on the Company’s cash position for the nine months ended September 30, 2006. As of September 30, 2006, the Company had approximately $1.8 million in cash invested in accounts receivable and inventory balances. This investment created a short-term cash flow shortage which was alleviated with the short-term borrowing of $300,000 as outlined above. Approximately $800,000 of the outstanding accounts receivable balance at September 30, 2006 was generated from a shipment to one customer on net 30 day terms. The Company is scheduled to collect this receivable over a three week period beginning approximately on October 25, 2006 through November 15, 2006. To date, the Company has received proceeds according to the schedule provided by the customer. . In addition, the Company expects to ship additional product to this customer during the fourth quarter ended December 31, 2006, to further liquidate inventory balances. The Company believes it has sufficient inventory to meet anticipated customer purchase orders during the fourth quarter ended December 31, 2006.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Litigation, claims and assessment:

Guestlinx, LLC

On May 19, 2006 the Company learned that a default judgment had been entered against it on May 3, 2006 in the Superior Court of California, Orange County, in the amount of $90,561, to the plaintiff Guestlinx, LLC. The judgment was granted based on an action filed by Guestlinx, LLC on November 2, 2005. The Company had no prior knowledge of the action and believes it was never properly served. The Company retained counsel in California, and on August 4, 2006 was successful in having the judgment set aside for improper service; contingent upon the Company remitting $3,000 to the Orange County Superior Court by September 4, 2006. The Company had previously recorded a liability associated with this dispute in the amount of $46,352 that is currently included in the Company’s balance sheet under “Liabilities from Discontinued Operations”. There is a mandatory remediation settlement meeting scheduled on December 8, 2006.

Satius, Inc. License Agreement

On June 7, 2006, the civil action initiated against the Company (the “Action”) by Satius, Inc. (“Satius”), on August 17, 2005, in which Satius alleged various claims under a former license agreement (the “Agreement”), entered into on December 18, 2002, by and between Satius and the Company and subsequently terminated by Satius on July 10, 2004, was dismissed in the Court of Common Pleas of Montgomery County, Pennsylvania.  On June 9, 2006, the Company was notified by its counsel that Satius has appealed the dismissal. The Company cannot predict whether or not the appeal will be successful.

SEC Investigation

The Company has settled the previously reported investigation by the Securities and Exchange Commission (“SEC”) as described below.

On Tuesday, June 27, 2006, the SEC filed a civil action in the United States District Court for the District of Columbia against the Company, its former chief executive officer, George S. Bernardich III, and its former secretary and treasurer, James R. Cox. The Company consented to the entry of a judgment permanently enjoining it from violating Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 (“Exchange Act”), which are general antifraud provisions of the federal securities laws. The Company also consented to being enjoined from violating the periodic reporting, books and records, and internal controls provisions contained in Exchange Act Sections 13(b)(2)(A), 13(b)(2)(B), and 15(d) and Rules 15d-1, 15d-11, 15d-13, and 12b-20 thereunder.

Mr. Bernardich and Mr. Cox consented to the entry of judgments permanently enjoining them from violating Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and aiding and abetting the Company’s alleged reporting violations, and barring them from serving as officers and directors of public companies for a period of ten years. The Company, Mr. Bernardich and Mr. Cox consented to the entry of the judgments without admitting or denying the allegations in the SEC’s Complaint. Mr. Bernardich was president and chief executive offer of the Company from February 2001 until April 2005. He was chairman of the Company’s Board of Directors from August 2000 until February 2005 and remained a director of the Company until March 2006.

The Company currently has a consulting/severance arrangement with Mr. Bernardich. Mr. Cox was the Company’s secretary, treasurer and director from the time the company went public in March 1999 until approximately July 2002. Mr. Cox is currently employed by the Company in a product development capacity.

The requested relief was approved by the Court on August 7, 2006.

The Complaint alleged that in September 2004, the Company violated the antifraud provisions of the federal securities laws by issuing materially misleading press releases and filing materially misleading reports with the SEC concerning a purported $23 million sales contract with a defense contractor known as Universal General Corporation (“UGC”), which, in fact, had no revenues, no assets, and no means to satisfy any portion of its $23 million contractual obligation to the Company. According to the Complaint, the Company performed virtually no due diligence to determine whether UGC was legitimate and could meet its contractual obligations. The Complaint states that Mr. Bernardich was responsible for the Company’s due diligence failures and for drafting the Company’s materially misleading press releases and SEC filings. The Complaint also alleges that during the first three quarters of fiscal year 2000, the Company fraudulently recognized nearly ninety percent of its reported revenues based on fictitious camera sales by initiating consignment arrangements with numerous dealers and recording the consignment order amounts as revenue before any cameras were manufactured, shipped to the dealers, or sold to customers. The Complaint alleges that during this same period, the Company also issued numerous deceptive press releases that materially misrepresented the company’s operations and offered glowing, but unsubstantiated, revenue and earnings forecasts. The Complaint also alleges that in April 2001, following a management change, the Company filed with the SEC an annual report for 2000 containing a misleading restatement of revenues and other materially misleading disclosures and accounting errors. According to the Complaint, the principal architect of the Company’s fraudulent activities during 2000 was its now-deceased former chief executive officer, Richard L. McBride. According to the Complaint, among other things, the Company failed to disclose in violation of applicable SEC regulations that Mr. McBride had been convicted of fraud in 1998 and was serving a six-year probation term.

The Complaint also alleged that Mr. Cox was responsible for certain of the Company’s fraud and reporting violations and Mr. Bernardich, who had replaced Mr. McBride as chief executive officer in February 2001, aided and abetted the Company’s reporting violations with respect to the Company’s 2000 annual report.

In addition, the Company’s current chief financial officer, Douglas Bauer, has consented to the issuance of a cease-and-desist order for his role in causing the Company’s reporting violation in connection with its April 2002 restatement of a deferred tax asset. Mr. Bauer consented to the issuance of the order without admitting or denying the findings in the Order.

Item 1A. Risk Factors

During the nine months ended September 30, 2006, the following material changes occurred with respect to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005. Please read the section entitled "Risk Factors" set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2005 and similar types of discussions in other SEC filings which discuss some of the important risks that may affect our business, results of operations and financial condition.

THE COMPANY HAS SETTLED THE PREVIOUSLY REPORTED INVESTIGATION BY THE SECURITIES AND EXCHANGE COMMISSION

The Company has settled the previously reported investigation by the Securities and Exchange Commission (“SEC”) as described below.

On Tuesday, June 27, 2006, the SEC filed a civil action in the United States District Court for the District of Columbia against the Company, its former chief executive officer, George S. Bernardich III, and its former secretary and treasurer, James R. Cox. The Company consented to the entry of a judgment permanently enjoining it from violating Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 (“Exchange Act”), which are general antifraud provisions of the federal securities laws. The Company also consented to being enjoined from violating the periodic reporting, books and records, and internal controls provisions contained in Exchange Act Sections 13(b)(2)(A), 13(b)(2)(B), and 15(d) and Rules 15d-1, 15d-11, 15d-13, and 12b-20 thereunder.

Mr. Bernardich and Mr. Cox consented to the entry of judgments permanently enjoining them from violating Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and aiding and abetting the Company’s alleged reporting violations, and barring them from serving as officers and directors of public companies for a period of ten years. The Company, Mr. Bernardich and Mr. Cox consented to the entry of the judgments without admitting or denying the allegations in the SEC’s Complaint. Mr. Bernardich was president and chief executive offer of the Company from February 2001 until April 2005. He was the chairman of the Company’s Board of Directors from August 2000 until February 2005 and remained a director of the Company until March 2006. The Company currently has a consulting/severance arrangement with Mr. Bernardich. Mr. Cox was the Company’s secretary, treasurer and director from the time the company went public in March 1999 until approximately July 2002. Mr. Cox is currently employed by the Company in a product development capacity. The requested relief is subject to court approval.

In addition, the Company’s current chief financial officer, Douglas Bauer, has consented to the issuance of a cease-and-desist order for his role in causing the Company’s reporting violation in connection with its April 2002 restatement of a deferred tax asset. Mr. Bauer consented to the issuance of the order without admitting or denying the findings in the Order.

THE AVAILABILITY OF A LARGE NUMBER OF AUTHORIZED BUT UNISSUED SHARES OF COMMON STOCK MAY, UPON THEIR ISSUANCE, LEAD TO DILUTION OF EXISTING STOCKHOLDERS.

Pursuant to the approval of the Company’s shareholders of the increase in authorized common stock obtained on August 8, 2006, we are authorized to issue 50,000,000 shares of common stock, of which as of November 3, 2006, 5,050,607 shares are issued and outstanding. In connection with the financing arrangement that we entered into in March 2006, we also have outstanding secured convertible debentures that may be converted into an estimated 3,622,618 shares of common stock at $1.235 per share, and outstanding warrants to purchase 1,883,761 shares of common stock. Assuming conversion and exercise of these instruments, we will be left with more than 39 million authorized shares that would remain unissued. These shares may be issued by our Board of Directors without further stockholder approval.

The issuance of large numbers of shares, possibly at below market prices, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the market price of our common stock.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED.

Despite obtaining funding in the amount of approximately $4.5 million dollars as of March 22, 2006 and a financing in the form of an unsecured loan in the amount of $300,000 as of September 14, 2006, our ability to continue as a going concern is subject to our ability to generate a profit or obtain further necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating revenues/sales or obtaining credit lines or loans from various financial institutions where possible. We believe that our available short-term assets, investment income and recently obtained funding will be sufficient to meet our operating expenses and capital expenditures through the end of fiscal year 2006. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of our technology and products. If we are unable to develop our business, we may have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations. A material shortage of capital will require us to take drastic steps such as reducing our level of operations, disposing of selected assets or seeking an acquisition partner. If cash is insufficient, we will not be able to continue operations.

To the extent we raise additional capital by issuing equity securities; our stockholders may experience substantial dilution. Also, any new equity securities may have greater rights, preferences or privileges than our existing common stock. To the extent we raise additional capital by issuing convertible instruments; our stockholders may experience substantial dilution. The number of shares that could be issued upon conversion of the repayment amounts scheduled under the convertible instruments may be determined by the market price of our common stock prevailing at the time of each conversion. The lower the market price, the greater the number of shares issuable under the agreement. Upon issuance of the shares, to the extent that holder of those shares will and may attempt to sell the shares into the market, these sales may further reduce the market price of our common stock. This in turn will increase the number of shares issuable under the agreement. This may lead to an escalation of lower market prices and ever greater numbers of shares to be issued. A larger number of shares issuable at a discount to a continuously declining stock price will expose our stockholders to greater dilution and a reduction of the value of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Recent Sales of Unregistered Securities

On January 17, 2006, the Company issued 1,420,000 shares of restricted common stock for payment of interest, in lieu of cash, relating to various notes payable that were outstanding at December 31, 2005. The shares were valued at $61,070, based on the closing market price of the Company’s common stock corresponding to the date of each note.

On January 30, 2006, the Company issued 379,097 shares of restricted common stock in conjunction with a litigation settlement. The shares were valued at $15,164, based on the closing market price of the Company’s common stock on the effective date of the agreement; December 12, 2005.

On February 14, 2006, the Company issued 2,676,471 shares of restricted common stock in conjunction with exercise of outstanding warrants from which it received proceeds in the amount of $133,824. The warrants were re-priced and exercisable at $.05 per share based on the approval of the Company’s Board of Directors.

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

On March 7, 2006, the Company issued 898,100 shares of restricted common stock, in lieu of cash, for payment for raw materials inventory and for rent for the Company’s distribution warehouse in Clearwater, Florida. The shares were valued at $44,905, based on the closing market price of the Company’s common stock on the effective date of the agreement, November 30, 2005.

On March 7, 2006, the Company issued 421,500 shares of restricted common stock for financing fees owed in conjunction with a finder’s fee agreement relating to the Company’s December 2005 private equity placement. The shares were valued at $11,855, based on the terms of the finder’s fee agreement.

On March 7, 2006, the Company issued 500,000 shares of restricted common stock to employees in the form of stock compensation. The shares were valued at $15,000, based on the closing market price of the Company’s common stock on date the grant was approved.

On June 28, 2006, the Company issued 51,000 shares of restricted common stock to officers in the form of stock compensation in accordance with their employment contracts. The shares were valued at $86,700, based on the closing market price of the Company’s common stock on date the grant was ratified by the Board of Directors.

On June 28, 2006, the Company issued 106,000 shares of restricted common stock to Directors of the Company in the form of stock compensation. Of the total shares issued, 14,000 shares were issued as compensation for the 2006 fiscal year ended December 31, 2006. The remaining 92,000 shares were issued as compensation for services rendered by Directors during the Company’s 2005 restructuring plan. The shares were valued at $254,400, based on the closing market price of the Company’s common stock on date the grant was ratified by the Board of Directors.

On July 7, 2006, the Company issued 15,556 shares of restricted common stock in conjunction with a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The offering was priced at $1.125 per share, resulting in gross proceeds of $17,500 from this particular issuance. The securities underlying the offering include piggy-back registration rights.

On July 7, 2006, the Company issued 18,000 shares of restricted common stock, in lieu of cash, for payment of financing fees associated the Company’s March 29, 2006 convertible debenture financing agreement. The shares were valued at $34,200 based on the closing share price calculated as the basis for pricing the March 29, 2006 financing agreements, prior to any discounts, or $1.90 per share.

All of our securities issued in the foregoing transactions were issued in reliance on the exemption from registration and prospectus delivery requirements of the Act set forth in Section 3(b), and/or Section 4(2) of the Securities Act and the regulations promulgated thereunder. With respect to the sale of the Units described above, the Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things (1) the transactions did not involve a public offering, (2) the investors were accredited investors and/or qualified institutional buyers, (3) the investors had access to information about the Company and their investment, (4) the investors took the securities for investment and not resale, (5) the Company took appropriate measures to restrict the transfer of the securities, (6) no advertising or general solicitation was employed in offering the securities, and (7) no commissions were paid in connection with the placement and/or sale of the securities.

Use of Proceeds from Registered Securities

Not applicable.

(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company has presented to its shareholders of record as of April 27, 2006 (the “Record Date”), the following resolutions for approval which were recommended by the Company’s Board of Directors:

1.	To amend the Company's Articles of Incorporation to increase the authorized number of Common Stock from 8,000,000 shares to 50,000,000 shares;

2.
To authorize the Company to increase the aggregate number of shares of Common Stock covered and issuable under the 2003 Employee Stock Option Plan from 250,000 shares to an amount of shares equal to 10% of the authorized amount of Common Stock of the Company which the Company, at any time, shall have authority to issue;

3.	To approve the selection of Aidman, Piser & Company, P.A. as the Company’s Independent Public Accountant for the fiscal year ending December 31, 2006; and

4.
To reelect Jim Williams, Martin Traber and Ted Shalek to serve as class II members of the Board of Directors of the Company and pursuant to the Company’s By-laws, for a term expiring at the annual meeting of shareholders held in the third (3rd) year following the year of their election, such election to be effective on and as of August 8, 2006.

The resolutions, as presented, were approved on August 8, 2006 by the shareholders representing a majority of the outstanding shares as of the Record Date. The Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada on August 9, 2006, effective as of equal date, to amend the Company’s Articles of Incorporation per the proposals #1 and #2.

Item 5. Other Information.

None.

Item 6. Exhibits

3(i)1	Articles of Incorporation of PowerLinx, Inc. (1)

3(i)(2)
Certificate of Amendment to the Articles of Incorporation of Index Oil and Gas Inc. (the "Company"), filed with the Secretary of the State of Nevada on August 9, 2006, increasing the number of authorized shares from 8,000,000 to 50,000,000 (2)

3(i)(3)
Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of the State of Nevada on September 21, 2006, increasing the number of authorized shares from 250,000,000 to 400,000,000. (3)

3(i)(4)
Certificate of Amendment to the Articles of Incorporation of the Company filed with the Secretary of State of the State of Nevada on approximately November 28, 2003, changing the name of the Company from Seaview Video Technology, Inc. to PowerLinx, Inc. (4)

3(ii)	By-laws of Index Oil and Gas Inc. (5)

4.1	Certificate of designation of Series A Preferred Stock. (6)

31.1	Certification of Periodic Financial Reports by Chief Financial Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Periodic Financial Reports by Chief Executive Officer in satisfaction of Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Periodic Financial Reports by Chief Financial Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

32.2	Certification of Periodic Financial Reports by Chief Executive Officer in satisfaction of Section 906 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. *

* Filed Herewith
(1) Incorporated by reference to the Company’s Annual Report for the fiscal year ended December 31, 2001, filed with the SEC on Form 10KSB/A. on January 16, 2003.
(2) Incorporated by reference to the Company’s Registration Statement filed on Form SB-2/A with the SEC on September 1, 2006.
(3) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on March 22, 2006.
(4) Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB with the SEC on March 16, 2004.
(5) Incorporated by reference to the Company’s Annual Report filed on Form 10-KSB with the SEC on April 15, 2005.
(6) Incorporated by reference to the Company’s Current Report filed on Form 8-K with the SEC on March 16, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERLINX, INC.

Date: November 17, 2006	By:	/s/ Michael Tomlinson
Michael Tomlinson
Chief Executive Officer and Principal Executive Officer

By:	/s/ Douglas Bauer
Douglas Bauer
Chief Financial Officer, Principal Accounting and Financial Officer