Form 10-K
period 2006-12-31
POWERLINX INC
filed 2007-05-04
CIK 894536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K
     (Mark one)

|X|	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended: December 31, 2006

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

Securities registered under Section 12(g) of the Exchange Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the last sale price reported on the OTC Bulletin Board as of May 1, 2007 was $4,537,655

As of May 1, 2007, there were outstanding 5,237,762 shares of Common Stock.

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

Final Prospectus filed by the Registrant with the SEC on October 12, 2006 pursuant to Rule 424(b)(3) promulgated under the Securities Act of 1933, as amended.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

PowerLinx, Inc., (the "Company" or "we" or "our" or “us”) has made forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) in this Annual Report on Form 10-K (the “Annual Report”) that are subject to risks and uncertainties, such as statements about our plans, objectives, projections, expectations, assumptions, strategies, or future events. Other written or oral statements, which constitute forward-looking statements, also may be made from time to time by or on behalf of our company. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks, uncertainties, and other factors, including those discussed below and elsewhere in this report, that could cause actual results to differ materially from future results, performances, or achievements expressed or implied by such forward-looking statements. Consequently, undue reliance should not be placed on these forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the potential loss of material customers; (ii) the failure to properly manage growth; (iii) inability of our products to attain broad market acceptance or increased length of our sales cycle; (iv) our inability to reduce selling expenses; (v) the impact of competitive products and pricing; (vi) delays in shipping our new products as a result of manufacturing delays; (vii) fluctuations in quarterly operating results as a result of the size, timing and recognition of revenue from significant orders, increases in operating expenses required for product development and marketing, the timing and market acceptance of new products and product enhancements; customer order deferrals in anticipation of new products and product enhancements; our success in expanding our sales and marketing programs, and general economic conditions; (viii) inability to protect our intellectual property and other proprietary rights; (xi) dependence on key personnel, and (xii) those set forth in Item 1A under the heading “Risk Factors”.

PART I

ITEM 1. BUSINESS.

ORGANIZATIONAL HISTORY

PowerLinx, Inc. ("PowerLinx" or the "Company"), was incorporated in the State of Utah in 1986 and reorganized under the laws of Nevada on December 30, 1993.

RECENT DEVELOPMENTS

Effective as of February 26, 2007, Mr. Jim Williams resigned as our Chairman and member of our board of directors, and Mike Tomlinson, our Chief Executive Officer and a member of our board of directors, was appointed as the Chairman of our board of directors to fill the vacancy created by the resignation of Mr. Williams and will continue to serve so. Currently, we are undertaking efforts to search for a qualified replacement to be appointed to fill the board vacancy created by the resignation of Mr. Williams.

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

We were engaged in three product segments in 2006:
•	Security Products
▪	Professional
▪	Consumer
•	DC Transportation Products
•	Marine Products

The Security Products Segment develops, manufactures, markets and sells proprietary video security network devices and consumer electronic products that utilize patented technologies, licensed and owned by us, to retailers, commercial businesses, dealers, distributors, and original equipment manufacturers, throughout North America. The DC Transportation Products Segment develops, manufactures, markets, and sells power line rear and side vision systems for all classes and types of vehicles in the transportation industry to fleets, dealers, distributors and original equipment manufacturers throughout North America. Our Marine Products Segment develops, manufactures, markets and sells underwater video cameras, lighting and accessories principally to dealers and distributors in recreational/professional marine and fishing markets worldwide.

VIDEO PRODUCTS SEGMENT

THE BUSINESS CONCEPT

The concept of Power line Communication (PLC) came about early in the life cycle commercial electricity use. As scientists and engineers began to better understand all the functions that electricity could be used for, they also began to see that the power lines used to move and distribute electrical currents may have other uses as well. This “shared distribution” was the foundation of the original PowerLinx video products.

The unique elements of PLC technology are clear once you look at where the security and monitoring industry has been over the past few years. Closed-circuit television video surveillance, also known as "CCTV," has been included for years in the security plans of all types of businesses. More recently, home-use consumers have used wireless (Radio Frequency) and PLC products for external security as well as in-room monitoring. Most businesses purchase CCTV equipment either from a specialized CCTV contractor or as a part of a broader alarm and security package from an integrated-systems vendor.

The CCTV technology has been slow to trickle down to the small business and consumer sectors, in part due to the relative complexity of installation and related high costs. This is especially true in retrofit installations involving existing hard-wired and wireless externally-monitored security systems. While new home construction can include the cabling for CCTV as a part of the homebuilding plan, existing construction requires substantial drilling and labor to achieve the same result. Home-use consumers, for the most part, purchase video monitoring through their home security provider, and purchase in-room monitoring devices through traditional consumer electronics distribution channels.

PLC technology also compares very favorably to the other security monitoring technology in the marketplace - Radio Frequency (RF). RF monitoring uses radio signals (waves) to transmit images from the security camera to a viewing source. In the past, RF has been a cost effective way to meet monitoring needs. But with the increase of other radio wave-related products in the home and office, RF technology is becoming more and more obsolete due to the inability of a clear signal to be sent from the monitoring device to the viewing source. Examples of devices that will interfere with an RF signal include microwave ovens, wireless computer networks and cordless phones.

PLC technology, specifically our industry-leading product innovations, is changing the way that consumers look at their security and monitoring needs. PLC products are easy to install and provide instant access to monitoring solutions. PLC lends itself to covert video surveillance since there are no cables or antennas required to transmit video to the receiver, thus minimizing the likelihood of detection. The products are targeted towards households who need external monitoring, or need to observe childcare workers, domestic help and home repair personnel. Small business uses include cash register monitoring, and theft control. Power line speed and ease of installation, coupled with difficulty of detection, also meet the covert surveillance needs of law enforcement agencies. In short, PLC technology satisfies a growing consumer market segment - a need to provide low cost, easy to install multi-use security monitoring solutions.

VIDEO MONITORING MARKET OVERVIEW:

Traditionally, the research and market metrics for the Analog Camera market segment have been defined using the overall security video surveillance market, given that the market was made up of only analog-based products. Within the overall surveillance market, industry analysts expect the surveillance market to grow by 88% annually to $4 billion by 2010 (Marketwire, June 2006). In Frost & Sullivan’s review of “World Video Surveillance Software Markets,” they stated that market revenues totaled $153.7 million in 2004, and they anticipate to overall surveillance market to reach $670.7 million by 2011.

Taking a more macro view of the marketplace, J.P Freeman expects the $7 billion global video surveillance industry to grow to $13 billion within five years (Freeman Market Reports, 2007).

Looking specifically at the IP Camera market segment, worldwide shipments of IP surveillance cameras were valued at $2.1billion in 2005. Growth estimates of worldwide IP Camera sales are expected to reach $4 billion by 2010. Digital video surveillance is a high-growth niche within the overall surveillance market, growing 55% between 2003 and 2007. Also, between 2003 and 2007, the overall global surveillance market is expected to grow from $1.3 billion to $7.4 billion as a result of heightened security awareness, Return on Investment (“ROI”) benefits of digital and IP solutions and technology maturity/replacements. Revenue from shipments of IP video surveillance cameras nearly doubled in 2005, and will continue to grow at 87.9 percent from 2004 to 2010, to reach $3.9 billion. By the end of 2009, the worldwide IP surveillance camera market will surpass the conventional Closed Circuit Television (CCTV) camera segment. Meanwhile, the market for IP surveillance servers is expected to expand to $1.3 billion in 2010. (DataMonitor Global Review).

PRODUCT SEGMENTS:

Through our Video Products Division, we develop, manufacture, market and sell proprietary products under the Secure View brand. Secure View currently operates within two segments in the video delivery marketplace: Analog , Digital and Licensing.

a) Analog: The analog product group was the foundation for the original Secure View products. The basic Secure View analog product consists of a camera concealed in what appears to be a floodlight. The floodlight is then inserted into a regular light bulb socket, and the video image from the camera is transmitted through the electrical lines (via our PLC technology) in the home or office to a television or dedicated monitoring device. The basic floodlight product has been the backbone of the Secure View brand for several years. The latest analog video surveillance product line is similar to the existing Secure View camera in a flood light, but can accommodate up to 8 individual cameras inside and outside your home. Each camera comes with the exclusive sender module which allows all the signals to be transmitted over the same electrical line, with the monitoring device having the ability to distinguish which signal is coming from which camera. Set up for all the analog products is very easy. The consumer simply plugs the camera into any 120V wall outlet, and plugs the companion receiver into any electrical outlet. The companion receiver is then connected to your big screen, LCD, or standard TV and your security system is installed. Our PLC analog video monitoring products provide high-quality, day or night video monitoring from any camera you select without any cables, antennas, or complicated set up.

b) Digital: In conjunction with the increase of in-home personal computer use, PowerLinx has developed a new line of Digital IP Network Cameras. These digital monitoring products will be the next generation of cost-effective video monitoring. The new PowerLinx IP Network Cameras allows the consumer to install an IP camera anywhere in their home or small office without running any additional wiring. In addition, these IP Network Cameras can be accessed remotely from anywhere using a computer with broadband Internet service.

The IP Network Camera technology has several major advantages over existing camera technology. First, PLC systems are significantly easier to install than existing hard-wired camera alternatives. Second, PLC offers several competitive advantages against Radio Frequency (RF) wireless camera systems. Power line technology is much more secure and reliable than RF wireless camera systems, with RF wireless camera signals being relatively easy to intercept. In addition, the RF signal is frequently blocked/distorted by walls of a typical home or office or from the RF emissions of appliances like hair dryers or microwave ovens.

The innovative new IP Camera technology has been designed to address the greatest barrier to entry associated with existing multi-use IP cameras - on-site installation. Typical IP camera systems require the user to manually set the IP address and synchronize the subnet mask between the camera and the computer - a task that is very difficult for the average computer user. Traditional IP Camera setups that include broadband access offer even more installation challenges for consumers. PowerLinx IP Camera technology has been uniquely designed and engineered to install itself with no user intervention.

An additional feature of our IP camera technology is the user’s easy access to viewing their IP cameras from other locations using a high speed internet connection and a PC. Other IP cameras require the user to make complicated changes to multiple computer settings for outside access, often requiring professional assistance. Our “user friendly” technology requires no changes to computer settings by the user.

The new IP Camera will feature three functional designs to meet all consumers’ needs: a traditional video “surveillance” camera, a wall camera and a desk camera. The traditional look will appeal to users who want a camera that is a visible deterrent. The wall and desk cameras will appeal to users who want a more decorative, less intrusive IP camera solution. In order to maximize our overall market potential, all new PowerLinx IP cameras are being designed to operate on both domestic and international electrical systems.

c) Licensing: In addition to our analog and digital video product line, we also license/sell some of the product’s core components to 3rd parties. These licensing agreements are available to qualified Original Equipment Manufacturers (OEMs) and Value Added Resellers (VARs) within the trade, for inclusion in their own customized product offerings. Usage examples of core components we license include transmitter/receiver set adaptation and "raw-board" circuitry integration.

PRODUCTS:

Consumer Power Line Monitoring/Security Products.

DISTRIBUTION:

a) Specialty Security: Within the distribution hierarchy of the security products industry is a segment of systems integrators and VARs who distribute products to independent contractors and installers. There are more than 26,000 of these Specialty Security supply outlets, and the marketplace is very fragmented with no one chain controlling the market. Our current strategy is to form a strategic partnership with a nationally recognized large-scale distribution entity who supplies hardware components to many of the firms in this market. Using the rep-based strategy, we will be able to consolidate/aggregate some of the fragmented marketplace to create our best opportunity to be successful in the Specialty Security shop segment.
b) Traditional Consumer Electronics Retail Channels: We currently sell consumer products through independent retailers, mass retailers, catalogers, internet retailers and direct response TV retailers using both in-house and external manufacturer sales representatives. With the introduction of our new IP Camera line, and the corresponding growth in the strength of our overall product line, we have begun to utilize a network of manufacturer’s representatives (Reps). These Reps have established relationships with key buyers within the large sellers of consumer electronics. The Reps are incented through a commission-based system to help us gain placement with the Retailers. Current customers include:

•  Catalogers: SuperCircuits; Smart Home, Heartland America,
•  Internet Retailers; Sam Club, Target, Spy Chest
•  Direct Response TV: Shop at Home Network TV; (HSN)Home Shopping Network

COMPETITIVE CONDITIONS:

a) Specialty Security: There is currently no direct competition for our power line communication products in this market. While there are hundreds of individual components available to the professional integrator, installer, and value-added reseller, most of these devices require hard-wired connections. While there are some wireless systems (RF), they tend to be unreliable and expensive (as reviewed in the business and product sections).

Our professional products group enables these installers, integrators, and VARs to provide the same solutions without structural modification for cabling, and virtually eliminates the risk of property damage resulting from installation. The average cost of a 3-4 camera professionally installed system is $2,000 -$3,000.

b) Traditional Consumer Electronics Retail Channels Consumers within the home or small business marketplace make purchase decisions based on 3 critical product attributes: 1) the product must perform well within their environment; 2) the product must be easy to install; and 3) the product must be cost-effective relative to their individual budget needs. Competition in the consumer marketplace exists in two areas: 1) traditional hard-wired systems; 2) over-the-air RF. The hard-wired competitors meet 2 of the 3 key product attributes (performance and price), but are extremely difficult to install. For this reason retailers and mass merchandisers have realized that products with complex installation procedures have a high probability of being returned, since many do-it-yourself consumers lack the technical skill necessary to successfully install a product that is this complex. In the mass market consumer electronics retail channel, many wired system "package deals" have been attempted with marginal success. The "wireless" competitors also meet 2 of the 3 critical product attributes (ease of installation and price affordability), but performance is typically poor, and security is a potential problem because the video signal can be intercepted by anyone with a receiver within the transmission area. Nevertheless, the consumer marketplace is increasingly price driven, with a flood of low-performance, low-cost products creating downward pressure on retail prices. Current retail pricing for hard-wired and wireless products ranges from $49.99 to $299.99.

SOURCES & AVAILABILITY

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

CONCENTRATIONS

Although we serve a large and varied group of customers, Sam’s Club comprised 90% of Security Products Segment net revenues for the 2006 fiscal year ending December 31, and 45% of our overall net revenues.

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

In addition to our power line products, we have added a full line of accident avoidance products to expand our presence in the markets in which we compete. These include rear vision systems using traditional hard wired technology, in various configurations, and sensors and recorders including tracking and GPS systems.

PRINCIPAL MARKETS: TRANSPORTATION

Risk management and operator safety are two of the top concerns in the transportation industry. Principal markets in the class 3 through class 8 heavy duty truck segment are: Waste haulers, local delivery, ambulances and fire trucks, school buses, and over-the-road haulers. There is roughly 364K of these vehicles produced annually, and 3.64M in service. Plus there are nearly 20.1M commercial, farm, and auto trailers attached to these vehicles according to the USDOT 2002 Highway Statistics reported each October for the previous year. The National Truck Equipment Association reported growth in the truck market at 4% annually as the market tends to mirror the overall US economic growth. According to USDOT Highway Statistics reports growth trends in trailers to be static.

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

Current: Forest River, Forester and Lexington Lines,

Distributors: Tri Star, RDK, Stag Parkway

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

The transportation industry and associated segments are populated with hard-wired video systems. Of the dozen-or-so companies competing, a select few are manufacturers while the balance is importers or distributors. The key companies who make up the competition and account for approximately 70% of the market are Safetyvision LLC, Intec, Inc., ASA Audiovox LLC and Clarion. Products range from highly engineered solutions for specific vertical markets, to repurposed consumer equipment. The product pricing ranges from $350 to $2,500 installed.

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

INTELLECTUAL PROPERTY OWNED: TRANSPORTATION

We hold exclusive rights to the following trademarks relevant to the DC Transportation Products Segment:

FED TM Zone Defense (Trademark) 9/13/05 FED TM Eyeball Design (Zone Def logo) 10/11/05

CONCENTRATIONS

Although we serve a large and varied group of customers, two customers comprised 31% of DC Transportation Products Segment net revenues for the 2006 fiscal year ending December 31, and 12% of our overall net revenues.

MARINE PRODUCTS SEGMENT

THE BUSINESS CONCEPT:

Our Marine Products Segment develops, manufactures, markets and sells underwater video cameras, lighting, and accessories used in both recreational and professional capacities. Our underwater lighting and camera products were the core of our overall business strategy when we began operations in 1986, and they continue to be very important to our non-PLC growth in both the short- and long-term success of the Company.

Our Marine Products solve two very specific problems that anglers and waterfront residents encounter: 1) how do I attract fish to my dock or on-shore fishing spot?; and 2) how can I see what is going on underwater when I am fishing?

Waterfront residents many times want to enjoy the pleasures associated with fishing without getting into their boats and out on the water. Our line of SeaLiteTM products is able to help with this problem with what we believe to be very simple, cost-effective solutions. The SeaLiteTM hangs in the water near the dock, illuminating the surrounding water. Almost all species of freshwater fish are attracted to light, and the SeaLiteTM does a very good job at attracting fish to the dock area to enhance the fishing experience.

Boating anglers relay heavily on traditional depth gauge “fish-finders” to find the hot spots to fish. Our line of SeaViewTM underwater cameras takes fish-finding to an entirely new level. The SeaViewTM underwater cameras hang in the water from the boat, and can be used during slow-speed trolling as well to increase your chances of landing the big one. The underwater image is then viewed on the boat on a dedicated viewing monitor. SeaViewTM underwater cameras also serve an additional purpose for both dock-based and boat-based use - they provide structural images of the boat and/or dock, to ensure everything is intact and functioning properly. If you sense a problem, simple lower the SeaViewTM into the water and check out the image on the monitor. We have also found, over the years, that there are many alternative uses of the SeaViewTM underwater camera (see market overview) for which it was never intended, but where it meets these market needs extremely well.

UNDERWATER VIDEO MARKET OVERVIEW:

The PowerLinx suite of SeaViewTM underwater video products are sold into both the recreational/professional marine and fishing markets. In the recreational marine market, typical customers are boaters, anglers, and treasure hunters. On the professional end of the market, customers include; professional law enforcement, rescue, and recovery divers; commercial fisherman, surveyors, contractors, and boatyards. Our products are also used for marine education and research, including environmental and conservation groups. Governmental entities at the local, state, and national levels also utilize underwater cameras in primarily the same applications. The recreational/professional marine markets combined were estimated at $2.03B in 2003 by the National Marine Manufacturers Association (NMMA). The fishing market for 2003 as estimated by the American Sport fishing Association (ASA) is $116B with nearly 44M anglers in the US. According to ASA, 20% of the anglers reside in California, Florida, and Texas which represents the primary saltwater markets and 14% reside in Michigan and Minnesota representing the primary freshwater market. The patented torpedo designs of our SeaViewTM cameras eliminate virtually all competition in the saltwater fishing market because the design is sturdy, robust, and trollable without adding additional components the competition uses which may or may not work.

PRODUCT SEGMENTS:

Through our Marine Products Division, we develop, manufacture, market and sell proprietary products under the SeaViewTM and SeaLiteTM brands.

a) SeaViewTM: The original SeaViewTM underwater camera (designated "Offshore Series") was introduced into the national marketplace in 1998. The flagship product was quickly followed by smaller and lighter versions (Mini TM, SuperMini) and is offered in both standard black-and-white and color-imaging versions throughout the product line. These are complete ready-to-operate systems which also include a proprietary anti-glare viewing hood, a viewing monitor, proprietary brackets, a kit of bracket adapters/connectors, power supply components, and a carrying case.

What sets SeaViewTM cameras apart from other underwater video devices in the marketplace is their patented design using infrared lighting and a dual-mode imaging chip set. In 2001, we introduced new technology under the brand name SeaMasterTM which extends the advantages of infrared lighting by using a dual-mode video chipset. This dual-mode chipset allows for seamless switching from viewing in color-to-black-and-white, all using single camera housing. The new technology also incorporates a built-in zoom function, and offers superior low-light enhancers and low-noise response. The SeaMasterTM product family is positioned as a premium line and priced higher than the original marine product group.

b) SeaLiteTM: SeaLiteTM is a high-output, DC-powered lighting device for attracting baitfish, night fishing, and general underwater illumination. Just plug in the SeaLiteTM and drop the unit into the water around your dock. In addition to being a great fish-attractor, the SeaLiteTM allows you to see things the naked-eye can’t. Using the SeaLiteTM in conjunction with one of our SeaViewTM products is also a great way to check for any structural problems in and around the dock.

We own four design patents which protect the product line and own federal trademarks on the SeaviewTM, SeaLiteTM, and SeaMasterTM brand names.

PRODUCTS:

The full product line includes:

•  SeaViewTM SeaMasterTM IR Color Underwater Camera System Series
•  SeaViewTM BW-150 IR Underwater Camera System Series
•  SeaViewTM MW-150 IR "Super-Mini" Underwater Camera System Series
•  SeaViewTM SM-50 IR Underwater Camera Series
•  SeaViewTM SeaLiteTM Underwater Light Series

We offer a one-year warranty (repair/replacement) on its marine camera products. We also offer refurbishment services on a time and material basis, for products out of warranty.

DISTRIBUTION:

We currently distribute our marine products on three levels: a) traditional wholesale distribution, b) Independent Manufacturer’s Representatives; and c) catalogs and online.

a) Traditional Wholesale Distribution: Within the marine products segment, the traditional method of selling products is through the established wholesale distribution network. This model utilizes a network of independent marine distributors that have been carrying some/all of our products since 1998. We will continue to push into this segment, leveraging any successes we achieve against our other product lines.

b) Independent Manufacturer’s Representatives (Reps): Independent Manufacturer’s Reps who sell directly to consumers while exhibiting at regional marine, trade, fishing, and boat shows have been a very good distribution channel for our products. We believe that this strategy has proven successful in expanding the dealer network, as most dealers also attend the industry trade shows. Dealers have a chance to see our products compared to the other Marine products that meet similar needs, and the Dealers are able to see we have the best-in-class solutions to their consumers needs. This channel also allows for the Dealers to get instant feedback regarding our products to determine their viability at retail.

c) Catalogs and Online: We have established relationships with several catalogs and internet marketers that carry all or portions of the product line in their catalogue or in their internet-based stores. Until 2004, we pursued the mass retail market on a limited basis. A successful test with Wal-Mart ran in 2002 for the sale of our SeaLiteTM product. However, not until PowerLinx's supplier agreement was signed with China Silian (SIC) in 2003, did PowerLinx have the ability to produce the quantities of its products required to serve the mass retail market. PowerLinx plans to continue to pursue large, mass market distribution opportunities, and we received positive feedback from several larger retail buyers. We also intend to try and leverage any inroads we make on the retail side with our PLC products to gain access to the mass market buyers in corresponding categories.

COMPETITIVE CONDITIONS:

The underwater video market has become more competitive during the last few years, as there are few barriers to entry. However, there are no dominant competitors that currently in the market place. Most competitors are regional, many focusing on fresh water applications due to their geographic location. (Aquaview, Inc.) The design, quality, and ruggedness of the SeaViewTM underwater camera line has proven itself over time, as few competitors' products can withstand the harsh conditions of the saltwater environment for which our products were designed. This has resulted in significant repeat customer purchases, and has also allowed us to maintain its margins by limiting retail discounting sometimes associated with gaining new customers. Our three largest competitors in the underwater camera market are; Aquaview, Atlantis, and Fish-eye. SeaView is the market leader in the saltwater sector of this market again because of product design, and our close proximity to salt water fishing.

SOURCES & AVAILABILITY:

There are no known shortages of components or products for the Marine Products Segment. We own the molds and tools for the production of its proprietary housings and components. Our camera technology is based on specifications derived in-house and produced by third-party vendors. Sources for plastic raw material, the camera technology, and various component parts and system contents all are well-developed. We have at least one alternate source of supply for each key non-proprietary item.

While technological improvements such as SeaMaster are adopted as they occur, video technology has remained relatively stable in the last several years. Ongoing research and development of new marine products continues, but we believe the capital needed for these efforts will not require a materially significant commitment of our assets.

Intellectual Property

We hold exclusive rights to the following items relevant to the Marine Products Segment:

FL TM	SeaView (Trademark)	12-17-98
PATD	Underwater Camera (Patent)	06-22-99
COPY	SeaView Brochure (Copyright)	01-11-99
PATU	Submersible Video Camera (Patent)	06-10-99
PATD	Underwater Camera (Patent)	12-28-99
PATD	Video Monitor Hood (Patent)	04-11-00
FED TM	SeaLite (Trademark)	06-30-99
PATD	Camera Housing (Patent)	07-25-00
FED TM	SeaView (Trademark)	01-16-01

CONCENTRATIONS

No marine products segment customer, or group of customers under common control, represented sales equal to or more then 10% of our consolidated net revenues for the year ended December 31, 2006.

SEGMENT DATA

See "Note 3" to the financial statements and Management's Discussion & Analysis included elsewhere herein for financial information about out reportable segments.

OTHER BUSINESS SEGMENTS

AUDIO PRODUCTS SEGMENT

*(Reporting for this segment will begin during fiscal year ended December 31, 2007)

THE BUSINESS CONCEPT:

The concept of Power line Communication (PLC) came about early in the life cycle of commercial electricity use. As scientists and engineers began to better understand all the functions that electricity could be used for, they also began to see that the power lines used to move and distribute electrical currents may have other uses as well. This “shared distribution” was the foundation of the original PowerLinx video products. The learning that we have gained through successfully designing, manufacturing and selling our Video products is the foundation that we have relied on as we enter into the wireless Audio product marketplace.

Hard wired home and office audio solutions have long been a staple of the music marketplace. In the past, hard wired music distribution systems were part of very expensive, sophisticated home entertainment packages. As with the Closed Circuit Television Video Surveillance (CCTV) market, the hard wired home entertainment packages were fairly complex to install, and were subject to similar installation issues regarding running wires to keep the backbone of the system hidden from view. As the cost of large screen televisions has declined over the past few years, a companion segment of lower-priced, hard wired home entertainment solutions have been introduced into the marketplace. This is where the audio and video delivery markets diverge, there has yet to be an event in the CCTV marketplace similar to the decrease in large format television prices to drive down the overall costs of the CCTV component products and installation.

Another market-based factor that is driving the need for home audio distribution solutions is the fact that most consumers today aggregate their music in a single source like a personal computer or a portable music player with a hard drive. Examples of portable music storage devices include MP3-based Zune from Microsoft and Apple’s popular line of iPod’s Distributing their music from this aggregated source currently involves two options: 1) buying a companion stereo that will allow the portable music player to play through traditional speakers. If this companion stereo is not portable, it limits where, within the home, the music can be enjoyed; or 2) a wireless base and speaker(s) that allows the music player to use the base to send the music via RF to a speaker(s). In addition to the major limitations in RF already noted, the actual distance that a RF audio signal can be sent is severely strained. Because of these factors, RF technology has gained very limited acceptance in the home audio solutions category.

We see our new line PowerLinx Audio Everywhere™ products uniquely positioned to capitalize on two key market-based factors: 1) outside of the existing hard wired and RF audio distribution systems in the marketplace, the consumer has few choices at retail to meet their home audio distribution needs; and 2) the knowledge that we have gained in developing and marketing our PLC video products positions us take a category leadership within this subset of the audio distribution marketplace - we will launch our Audio Everywhere™ products from a position of strength and product expertise as we communicate with the buyers at each of our potential distribution points..

In the end, the Home Audio Component and System Market is a primary target for our Power Line Audio Everywhere™ product line. Our sales and distribution strategy will be twofold: 1) achieve market penetration within the existing consumer electronics marketplace; and 2) license the components of our Audio Everywhere™ technology to OEMs for inclusion in their products.

AUDIO PRODUCT MARKET OVERVIEW:

(Source: Consumer Electronics Association, 2006 unless noted).

The overall market size of the Home Audio component segment was $3 Billion at the domestic manufacturing level in 2004, with twelve million home audio-related systems being sold at retail. The total size of the digital home entertainment market was $166 billion in 2005, and is projected to rise at an average annual growth rate (AAGR) of almost 20%, reaching $411 billion by 2010. The market is divided between sales of home entertainment devices such as TVs and DVD players, personal computers designed specifically for home media use and accessories/supplies such as blank optical disks and networking equipment.

Global sales of consumer electronics is estimated at an all time high of $135.4 billion in 2006, which indicates 8% increase from 2005. By the year 2008, sales are forecasted to soar up to $158.4 billion, an increase of 65% over 2000.

A recent Consumer Electronics Association (CEA) survey which covered factory-to-dealer sales, estimates the U.S. market will be worth $155 billion in retail sales for 2007, up from $145 billion in 2006. The figures count the wholesale value of the products and don't include the markup added by dealers.

The CEA estimates the home audio market will exceed $6 billion in 2007, thanks in large part to the expanding portable audio market. Portable audio includes Apple Computer Inc.'s successful iPod player and Microsoft Corp.'s Zune MP3 player. Sales of portable audio players will account for 90 percent of all audio sales this year, and around 41 million players will be shipped. About 34 million players shipped in 2006, the CEA said.

Consumer demand for multi-room audio, home theater, and associated control systems was largely responsible for the strong growth in the dealer channel. Audio systems were the single largest product category in 2005, generating more than $2.1 billion in-home sales. We believe that there are several factors driving this demand including more affordable systems, builders aggressively marketing pre-installed entertainment systems, and, most importantly, more home buyers wanting to incorporate entertainments systems into the infrastructure of their home.”

24% of U.S. online households currently have digital surround sound systems. "Extremely low priced Home Theater In a Box (HTIB) systems have expanded the market and made surround sound systems affordable to a very broad consumer market," said Jupiter Research Senior Analyst Avi Greengart. "However, we found that 47% of consumers planning to buy new/upgraded surround sound systems are planning to spend $1,000 to $5,000 on home theater products over the next 12 months. Consumers have clear feature and brand preferences that vendors can address to move consumers into higher priced, more profitable products." [Jupiter Research, August 2004] The market for home theater systems has grown so large that there are over 190 manufacturers of home theater systems in China alone. [MarketResearch.com, August 2004] Home Component Audio and Home Audio System sales at the manufacturing level in the United States grew to $3 Billion, +11% vs. YAG in 2004. [Consumer Electronics Association, February 2005]

A driver in the home entertainment marketplace that is key to the success of the Audio Everywhere™ launch is the personal music device and home computing market. The accessory market for iPods alone exceeded $1B in 2005. Speakers and docking stations account for 42% or $420MM, of the total. Accessory sales will easily surpass $1B in 2006. (Source St, Petersburg Times, February 27, 2006) iPods and MP3 players have become the personal audio source of choice for a substantial portion of the population. A trend that is developing rapidly is that iPod users wish to listen to music from their iPod on speakers in addition to earphones. Our Audio Everywhere™ products are uniquely position to take advantage of this growing trend in the marketplace.

PRODUCT SEGMENTS:

Through our Audio Products Division, we develop, manufacture, market and sell proprietary products under the Audio Everywhere™ brand. In 2007, Audio Everywhere™ is launching within two segments in the home audio marketplace: in-home music distribution and Licensing.

a) In-Home Music Distribution: Through our Audio Products Division, we have designed, developed, and are in the process of manufacturing a line of PLC-based home audio products. These home audio products will be sold through traditional consumer electronics retail distribution points such as big-box retailers and large consumer electronics-specific retailers. The Audio Product Division was formed in the fall of 2003 as a result of specific discussions with a major manufacturer of home entertainment systems. Upon understanding our technical capability using PLC technology to transmit audio signals, in addition to our video PLC products, over the existing electrical lines in a home or small office, this manufacturer indicated a strong interest in licensing the technology. The manufacturer stated that approximately 75% or the rear speakers in a surround sound system are either never installed by the end user and are installed in the front of the room near the audio source. The manufacturer’s stated reason for this is the difficulty of installing the dedicated cabling to the rear speakers. In addition to the surround sound application the manufacturer also expressed interest in being able to market a product that allows the end user to install remote speakers in any room in the home without installing dedicated cabling. Our PLC audio technology meets the needs of both of these applications.

Our Audio Everywhere™ products are designed to meet two very specific and vulnerable market needs: 1) being used in conjunction with a surround sound system to wirelessly link the speakers within a single room to the surround system hardware: and 2) to enable an iPod/MP3 user to plug their portable music system into our Audio Everywhere™ Transmitter and listen to the music on speakers in multiple locations (up to 6 rooms). In addition to linking consumer’s personal listening devices to remote speaker locations within their house, the Audio Everywhere™ product will also allow consumers to stream music directly from music stored on their personal computers to those same remote locations.

c) Licensing: In addition to our Audio Everywhere™ product line, we also license/sell some of the product’s core components to 3rd parties. These licensing agreements are available to qualified Original Equipment Manufacturers (OEMs) and Value Added Resellers (VARs) within the trade, for inclusion in their own customized product offerings. Usage examples of core components we license include transmitter/receiver set adaptation and "raw-board" circuitry integration.

PRODUCTS:

Consumer Audio Everywhere™ Products:

DISTRIBUTION:

Consumer Power Line Audio Products: We are currently beginning to integrate our Audio product line into our existing Manufacturer’s Representative (Rep) sales strategy. In many instances, the “Buyers” that manage the wireless audio products retailers carry will often be the same buyers that our Reps are contacting re: our Video product line. We are researching the “buyer overlap” that exists between these two product lines to ensure that we maximize the potential sales with each anticipated launch within our Audio product line. Distribution points will include:

•  Catalogers: SuperCircuits; Smart Home, Heartland America,
•  Big Box Retailers; Sam Club, Target, Best Buy
•  Direct Response TV: Shop at Home Network TV; (HSN)Home Shopping Network

COMPETITIVE CONDITIONS:

Traditional Consumer Electronics Retail Channel

a) Home Entertainment Systems: Within the Home Entertainment category, there is currently no direct competition for our PLC audio products on this market. While there are some wireless systems (RF) available, they tend to be unreliable and expensive (as reviewed in the business and product sections). Consumers within the home entertainment marketplace make purchase decisions based on 4 critical product attributes: 1) the product must perform well within their environment; 2) the product must be easy to install; 3) the product must seamlessly integrate into their existing home entertainment/audio hardware; and 4) the product must be cost-effective relative to their individual budget needs. Educating retailers, and eventually the actual end-consumer, will show that our PLC Audio Everywhere™ product line delivers on all levels regarding what consumers are looking for in a home entertainment/audio solution.

b) Home Audio Distribution: Within the Home Audio Distribution category, here is currently no direct competition for our PLC audio products in this market. While there are some wireless systems (RF) available, they tend to be unreliable and expensive (as reviewed in the business and product sections). Consumers within the home audio marketplace make purchase decisions based on 3 critical product attributes: 1) the product must deliver the same audio quality through remote speakers that the consumer achieves using head phones or ear buds; 2) the product must be easy to install and seamlessly integrate into their existing hardware; and 3) the product must be cost-effective relative to their individual budget needs.

Summary: Competition for our PLC Audio Everywhere™ products in the Consumer Electronics Retail Channel exists in two areas: 1) traditional hard-wired systems; 2) over-the-air RF. The hard-wired competitors meet 2 of the key product attributes (performance and price), but are extremely difficult to install without professional assistance. For this reason retailers and mass merchandisers have realized that products with complex installation procedures have a high probability of being returned, since many do-it-yourself consumers lack the technical skill necessary to successfully install a product that is this complex. The home entertainment/audio category has a high-end that involves custom solutions, but the bulk of consumer marketplace is increasingly price driven. Focusing on out-of-the-box home theatre solutions, many of which are competitively prices, there has been continued downward pressure on retail prices. RF solutions remain an alternative, but become increasingly obsolete in the marketplace because of the ever increasing source of devices that will interfere with the signal(s).

SOURCES & AVAILABILITY

There are no known component shortages for the audio product.

Employees

As of December 31, 2006 we employ 17 people. During the year ended December 31, 2005 we employed as many as 30 employees and employed 17 people as of December 31, 2005. We also have commissioned sales arrangements with several manufacturer's Sales Representatives, all operating as independent contractors, servicing all channels of distribution

ITEM 1A. RISK FACTORS

Risks Related to Our Financial Results:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

The Company has incurred operating losses, including discontinued operations, of $3,010,934 and $5,848,754 during the year ended December 31, 2006 and 2005, respectively. In addition, during that period, the Company has used cash of $3,657,658 and $3,001,236 in its operating activities, and has a net working capital deficiency of $3,615,920 at December 31, 2006. We expect to continue to incur significant operating expenses as we maintain our current line of power-line products and continue research and development toward new advance power-line technologies. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED.

We believe that our available short-term assets, investment income and funding obtained during the fiscal year ended December 31, 2006, are not sufficient to meet our operating expenses and capital expenditures through the end of fiscal year 2007. We do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or eliminate certain contracts for the provision of our technology and products.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control. These factors include the following, as well as others discussed elsewhere in this section:

•  how and when we introduce new products and services and enhance our existing products and services;
•  our ability to attract and retain new customers and satisfy our customers' demands;
•  the timing and success of our brand-building and marketing campaigns;
•  our ability to establish and maintain strategic relationships;
•  our ability to attract, train and retain key personnel;
•  the emergence and success of new and existing competition;
•	varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure, domestically and internationally, including the hiring of new employees;
•  changes in the mix of products and services that we sell to our customers;
•  costs and effects related to the acquisition of businesses or technology and related integration; and
•  costs of litigation and intellectual property protection.

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

In their report dated May 1, 2007, our independent auditors stated that our accompanying financial statements filed herewith were prepared assuming that we will continue as a going concern. However, we have incurred operating losses, including discontinued operations, of $3,010,934 and $5,848,754, during the year ended December 31, 2006 and 2005, respectively. In addition, during these periods, we have used cash of $3,657,658 and $3,001,236, respectively, in our operating activities. Subsequent to December 31, 2006, we did secure $500,000 of additional financing. While the proceeds of this financing will significantly aid our liquidity difficulties and we expect to have sufficient cash to operate for the next 5 months, our ability to sustain our operations beyond this period without further financing cannot be assured.

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

IF THE COMPANY FAILS TO DEVELOP PRODUCTS, THE COMPANY WILL NOT ACHIEVE SIGNIFICANT REVENUES AND THE COMPANY WOULD BE UNLIKELY TO BE ABLE TO CONTINUE ITS CURRENT LEVEL OF OPERATIONS AND WOULD BE UNABLE TO MEET ITS LONG-TERM GROWTH PLANS.

Our future business and financial success will depend on our ability to introduce new products and upgrade existing products into the marketplace. Developing new products and upgrades to existing and future products imposes burdens on our management. This process is costly, and we cannot assure any investor that we will be able to successfully develop any products or enhance any future products. If our product development efforts are unsuccessful, we will have incurred significant costs without recognizing the expected benefits and our business prospects will suffer.

THE COMPANY MAY NOT BE ABLE TO EXPAND MARKET ACCEPTANCE OF THE USE OF PRODUCTS, WHICH WOULD SEVERELY HARM THE COMPANY’S ABILITY TO ACHIEVE SIGNIFICANT REVENUES.

We cannot assure any investor that our proposed products will achieve market acceptance. Failure of our proposed products to gain market acceptance would severely harm our business, financial condition and results of operations.

Risks Related to Our Business

WE HAVE A FEW PROPRIETARY RIGHTS, THE LACK OF WHICH MAY MAKE IT EASIER FOR OUR COMPETITORS TO COMPETE AGAINST US.

We rely in part on patents, trade secrets and other proprietary technologies to protect our products. We may not be able to obtain or maintain adequate U.S. patent protection for new products or ideas, or prevent the unauthorized disclosure of our technical knowledge or other trade secrets by our employees. Additionally, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Even if our intellectual property rights are adequately protected, litigation may be necessary to enforce them, which could result in substantial costs to us and substantial diversion of the attention of our management and key technical employees. If we are unable to adequately protect our intellectual property, our competitors could use our intellectual property to develop new products or enhance their existing products. This could harm our competitive position, decrease our market share or otherwise harm our business.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL AND IMPORTANT MEMBERS OF OUR EMPLOYEE STAFF. IF WE FAIL TO ATTRACT AND RETAIN KEY PERSONNEL AND KEY MEMBERS OF OUR EMPLOYEE STAFF, WE MAY BE UNABLE TO SUCCEED IN OUR MARKET.

We believe our future success will depend on our ability to manage our growth successfully, including attracting and retaining engineers, qualified employees and other highly skilled personnel. Our key employees may terminate their employment with us at any time. Hiring qualified management and technical personnel is difficult due to the limited number of qualified professionals. If we fail to attract and retain personnel, particularly management and technical personnel, we may not be able to succeed.

WE ARE DEPENDENT ON OUR MANAGEMENT AND THE LOSS OF ANY OFFICER COULD HINDER THE IMPLEMENTATION OF OUR BUSINESS PLAN.

We are heavily dependent upon the member of our management team, the loss of any of whom could have a material adverse affect on our ability to implement our business plan. While we have entered into employment agreements with certain executive officers, including our Chief Executive Officer and Chief Financial Officer, employment agreements could be terminated for a variety of reasons. If, for some reason, the services of our management, or of any member of management, were no longer available to us, our operations and proposed businesses and endeavors may be materially adversely affected. Mr. Tomlinson, our Chief Executive Officer, has been primarily responsible for the process of restructuring of our company which began in 2005. As we continue with our intended operations, other officers may be instrumental in setting up our financial and operational controls and procedures, and we may need to hire additional personnel to perform such functions. Any failure of management to implement and manage our business strategy and growth may have a material adverse affect on us. There can be no assurance that our operating control systems will be adequate to support its future operations and anticipated growth. Failure to manage our growth properly could have a material adverse affect on our business, financial condition or result of operations.

THE COMPANY WILL NEED TO INCREASE THE SIZE OF ITS ORGANIZATION, AND MAY EXPERIENCE DIFFICULTIES IN MANAGING GROWTH.

We are a small company with minimal employees as of December 31, 2006. We hope to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

WE ARE SUBJECT TO COMPLIANCE WITH SECURITIES LAW, WHICH EXPOSES US TO POTENTIAL LIABILITIES, INCLUDING POTENTIAL RESCISSION RIGHTS.

We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Risks Relating to Our Current Financing Agreement:

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR CONVERTIBLE DEBENTURES DUE MAY 22, 2008, AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of May 1, 2007, we had 5,237,762 shares of common stock issued and outstanding and outstanding options and warrants to purchase additional 300,104 shares of common stock. Pursuant to the terms of the securities sold in our private offering entered into in March 2006, there are up to 3,622,618 shares of our common stock underlying our convertible debentures sold and up to 1,883,761 shares of our common stock underlying warrants which may be available for future sale. The sale of our common stock underlying these securities may depress the market price of our common stock.

Risks Related to Our Common Stock:

THERE IS NO ASSURANCE OF AN ESTABLISHED PUBLIC TRADING MARKET IN OUR COMMON STOCK, WHICH WOULD ADVERSELY AFFECT THE ABILITY OF INVESTORS IN OUR COMPANY TO SELL THEIR SECURITIES IN THE PUBLIC MARKETS.

Although our common stock trades on the Over-the-Counter Bulletin Board (the “OTCBB”), a regular trading market for the securities may not be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTCBB of these rule changes and other proposed changes cannot be determined at this time. The OTCBB is an inter-dealer, Over-The-Counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for The Nasdaq Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•                          the issuance of new equity securities;

•                          changes in interest rates;

•                         competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•                          variations in quarterly operating results;

•                          change in financial estimates by securities analysts;

•                          the depth and liquidity of the market for our common stock;

•                          investor perceptions of our company and the technologies industries generally; and

•                          general economic and other national conditions.

THE LIMITED PRIOR PUBLIC MARKET AND TRADING MARKET MAY CAUSE VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK.

Our common stock is currently traded on a limited basis on the OTCBB under the symbol “PWNX.OB” The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

•                          investors may have difficulty buying and selling or obtaining market quotations;

•                          market visibility for our common stock may be limited; and

•                          a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

OUR HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK MAY CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

The public market for our common stock has historically been very volatile. Since we changed the focus of our business from marine products to power line communication (plc) products on December 31, 2001 and through the fiscal year ended December 31, 2006, the market price for our common stock has ranged from $67.50 to $0.80. Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell your shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock for a positive return on your investment.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person's account for transactions in penny stocks; and
•	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
•	In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
•	Obtain financial information and investment experience objectives of the person; and
•
Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

•	The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form:
•	Sets forth the basis on which the broker or dealer made the suitability determination; and o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AS THE FUTURE SALE OF A SUBSTANTIAL AMOUNT OF OUR RESTRICTED STOCK IN THE PUBLIC MARKETPLACE COULD REDUCE THE PRICE OF OUR COMMON STOCK.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

IF WE FAIL TO MAINTAIN EFFECTIVE INTERNAL CONTROLS OVER FINANCIAL REPORTING, THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED.

Our internal controls over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, our management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of our management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of the Company’s internal controls over financial reporting may have an adverse impact on the price of our common stock.

UPON SUCH TIME AS OUR STOCK IS ACTIVELY TRADED, STANDARDS FOR COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 ARE UNCERTAIN, AND IF WE FAIL TO COMPLY IN A TIMELY MANNER, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE COULD DECLINE.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of the assessment by our independent registered public accountants. The requirement of an annual assessment of our internal control over financial reporting currently already applies to our company, and the attestation of the assessment by our independent registered public accountants will first apply to our annual report for fiscal 2007. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of the assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY SEVERAL FACTORS.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

◦	our ability to execute our business plan;
◦           operating results below expectations;
◦           loss of any strategic relationship;
◦           industry developments;
◦           economic and other external factors; and
◦           period-to-period fluctuations in its financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Effective June 28, 2006, we began leasing our new office space and our corporate office was re-located to the new facility in July, 2006. The new facility consists of 6,856 square feet of combined office and warehouse space, and is located at 10901-A Roosevelt Blvd., St Petersburg, FL. The lease term is 63 months. The warehouse portion of the facility has allowed us to consolidate by re-locating the distribution center to the new facility. The base rent for the new space starts at $6,998.83 per month with annual increases to a maximum of $8,427.00 in the final year of the lease.

Prior to moving into our new corporate offices and warehouse facilities, we leased approximately 7,652 square feet of executive office space in St. Petersburg, Florida since mid-December of 2004 at a base monthly rental fee of $8,290. We executed an early termination clause on October 22, 2005 and moved to our current facilities in July of 2006.

During fiscal year ended December 31, 2006, we also leased warehouse space in Clearwater, Florida, on a month-to-month basis for our Distribution and Warranty & Repair Center. The monthly rent was $1,672.50. As of January 31, 2007, we no longer occupy this space; our warehouse operations were moved to our new corporate facility as outlined above.

We also lease space in Concord, California, to house our Research and Development operations. This lease is for a three year period beginning May 1, 2004, and ending April 30, 2007. The monthly rent is $1,877.05. As of the time of filing of this Annual Report, we have agreed to a one year extension, through April 30, 2008, at the rental rate currently in effect.

ITEM 3. LEGAL PROCEEDINGS.

Litigation, claims and assessment:

Diversified Personnel

In September 2005, we became a defendant in a law suit filed by Diversified Personnel in an attempt to recover approximately $8,500 in outstanding invoices related to our use of temporary labor in our research and development office in California prior to the restructuring of our company in March and April of 2005. The plaintiff received a judgment in December 2005. In May of 2006, the plaintiff agreed to accept common stock in lieu of cash to satisfy the obligation. The shares were registered in our registration statement on Form SB-2 that became effective on October 4, 2006. On October 12, 2006, we issued 6,629 shares of common stock to the plaintiff, valued at $8,750.

Guestlinx, LLC

On May 19, 2006 we learned that a default judgment had been entered against us on May 3, 2006 in the Superior Court of California, Orange County, in the amount of $90,561, to the plaintiff Guestlinx, LLC. The obligation is associated with the Hotel/MDU product segment, the operations of which were discontinued in April of 2005. The judgment was granted based on an action filed by Guestlinx, LLC on November 2, 2005. We had no prior knowledge of the action and believe it was never properly served. We retained counsel in California, and on August 4, 2006 were successful in having the judgment set aside for improper service. We had previously recorded a liability associated with this dispute in the amount of $46,352. On December 8, 2006, we negotiated a settlement and release agreement at a mandatory settlement conference, in the amount of $52,500. We remitted $16,250 toward the settlement amount on December 15, 2006, and the remaining balance of $36,250 was recorded as an accrued liability at December 31, 2006. Under the agreement, we were required to pay the remaining balance by February 15, 2007, but were unable to do so. The agreement provides for the plaintiff to receive a stipulated judgment in the amount of $60,000 (less amounts remitted) if we are in default of the agreement. As of April 14, 2007, we were working with the plaintiff on a revised payment schedule and a judgment has not been filed.

Satius, Inc. License Agreement

On June 7, 2006, a civil action was initiated against us (the “Action”) by Satius, Inc. (“Satius”), on August 17, 2005, in which Satius alleged various claims under a former license agreement (the “Agreement”), entered into on December 18, 2002, by and between Satius and our company and subsequently terminated by Satius on July 10, 2004, was dismissed in the Court of Common Pleas of Montgomery County, Pennsylvania.  On June 9, 2006, we were notified by our counsel that Satius had appealed the dismissal. On March 19, 2007, the dismissal was upheld on all accounts.

SEC Investigation

We have settled the previously reported investigation by the SEC as described below.

On June 27, 2006, the SEC filed a civil action in the United States District Court for the District of Columbia against our company, our former chief executive officer, George S. Bernardich III, and our former secretary and treasurer, James R. Cox. We consented to the entry of a judgment permanently enjoining us from violating Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 (“Exchange Act”), which are general antifraud provisions of the federal securities laws. We also consented to being enjoined from violating the periodic reporting, books and records, and internal controls provisions contained in Exchange Act Sections 13(b)(2)(A), 13(b)(2)(B), and 15(d) and Rules 15d-1, 15d-11, 15d-13, and 12b-20 thereunder.

Mr. Bernardich and Mr. Cox consented to the entry of judgments permanently enjoining them from violating Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and aiding and abetting our alleged reporting violations, and barring them from serving as officers and directors of public companies for a period of ten years. Our company, Mr. Bernardich and Mr. Cox consented to the entry of the judgments without admitting or denying the allegations in the SEC’s Complaint. Mr. Bernardich was our President and Chief Executive Officer from February 2001 until April 2005. He was the Chairman of our Board of Directors from August 2000 until February 2005 and remained a member of our board of directors until March 2006. We currently have a consulting/severance arrangement with Mr. Bernardich. Mr. Cox was our Secretary, Treasurer and a member of our board of directors from the time we went public in March 1999 until approximately July 2002. Mr. Cox is currently employed by us in a product development capacity.

The requested relief was approved by the Court on August 7, 2006.

The Complaint alleged that in September 2004, we violated the antifraud provisions of the federal securities laws by issuing materially misleading press releases and filing materially misleading reports with the SEC concerning a purported $23 million sales contract with a defense contractor known as Universal General Corporation (“UGC”), which, in fact, had no revenues, no assets, and no means to satisfy any portion of its $23 million contractual obligation to us. According to the Complaint, we performed virtually no due diligence to determine whether UGC was legitimate and could meet its contractual obligations. The Complaint states that Mr. Bernardich was responsible for our due diligence failures and for drafting our materially misleading press releases and SEC filings. The Complaint also alleges that during the first three quarters of fiscal year 2000, we fraudulently recognized nearly ninety percent of our reported revenues based on fictitious camera sales by initiating consignment arrangements with numerous dealers and recording the consignment order amounts as revenue before any cameras were manufactured, shipped to the dealers, or sold to customers. The Complaint alleges that during this same period, we also issued numerous deceptive press releases that materially misrepresented our operations and offered glowing, but unsubstantiated, revenue and earnings forecasts. The Complaint also alleges that in April 2001, following a management change, we filed with the SEC an annual report for 2000 containing a misleading restatement of revenues and other materially misleading disclosures and accounting errors. According to the Complaint, the principal architect of our fraudulent activities during 2000 was our now-deceased former chief executive officer, Richard L. McBride. According to the Complaint, among other things, we failed to disclose in violation of applicable SEC regulations that Mr. McBride had been convicted of fraud in 1998 and was serving a six-year probation term.

The Complaint also alleges that Mr. Cox was responsible for certain of our fraud and reporting violations and Mr. Bernardich, who had replaced Mr. McBride as chief executive officer in February 2001, aided and abetted our reporting violations with respect to our 2000 annual report.
In addition, our current Chief Financial Officer, Douglas Bauer, has consented to the issuance of a cease-and-desist order for his role in causing our reporting violation in connection with its April 2002 restatement of a deferred tax asset. Mr. Bauer consented to the issuance of the order without admitting or denying the findings in the Order.

ITEM 4. SUBMISSION FOR MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of our fiscal year ended December 31, 2006, to a vote of our security holders, through the solicitation of proxies or otherwise.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On March 22, 2006, we effectuated a 1 for 50 reverse stock split of our common stock, and our common stock then commenced trading on the OTC Bulletin Board under the new symbol "PWNX.OB". Prior to the reverse stock split and as a result of changing our name to PowerLinx, Inc. on December 10, 2003 we were quoted on the OTC Bulletin Board under the symbol "PWLX". Prior to December 2003, our common stock was quoted on the OTC Bulletin Board under the symbol "SEVU".

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal Year 2005 (January 1, 2005 - December 31, 2005)
First quarter (January 1, 2005 - March 31, 2005)	$13.00	$4.50
Second quarter (April 1, 2005 - June 30, 2005)	$6.00	$3.00
Third quarter (July 1, 2005 - September 30, 2005)	$5.00	$3.00
Fourth quarter (October 1, 2005 - December 31, 2005)	$3.50	$1.50

Fiscal Year 2006 (January 1, 2006 - December 31, 2006)
First quarter (January 1, 2006 - March 31, 2006)	$2.95	$1.62
Second quarter (April 1, 2006 - June 30, 2006)	$2.40	$1.00
Third quarter (July 1, 2006 - September 30, 2006)	$1.85	$.90
Fourth quarter (October 1, 2006 - December 31, 2006)	$1.42	$.80

Holders

As of December 31, 2006 we had approximately 4,600 holders of our common stock. The number of record holders was determined from the records of our transfer agent and from requested DTC reports that included beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Island Stock Transfer, Inc., located at 100 Second Avenue South, 300N, St. Petersburg, Florida 33701.

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

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2006.

Plan Category(1)	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity Compensation plans approved by stockholders	134,116	$5.81	4,750,627
Equity Compensation plans not approved by stockholders	-	-	-
Total	134,116	$5.81	4,750,627

Recent Sales of Unregistered Securities

The following unregistered securities have been issued by us since September 30, 2006 and have not been previously disclosed in our Quarterly Reports on Form 10-Q or in our Current Reports on Form 8-K:

Fiscal year ended December 31, 2006

None.

Fiscal year ended December 31, 2005 and 2004

Information regarding our sales of our unregistered securities for the fiscal years ended December 31, 2005 and 2004, has been previously filed in our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of PowerLinx, Inc., or executive officers of PowerLinx, Inc., and transfer was restricted by PowerLinx, Inc., in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report. The statements of operations data for the twelve months ended December 31, 2006, 2005 and 2004 and the balance sheet data at December 31, 2006 and 2005 are derived from our audited financial statements which are included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 2003 and 2002 and the balance sheet data at December 31, 2004, 2003 and 2002 are derived from our audited financial statements which are not included in this Form 10-K. The historical results are not necessarily indicative of results to be expected for future periods. The following information is presented in thousands, except per share data.

	For the Years Ending December 31
	2006	2005	2004	2003	2002
Consolidated Statements of Operations Data:
Revenues	$1,727,178	$1,271,046	$1,010,520	$1,372,044	$704,641
Operating expenses:	$4,573,529	5,601,918	5,343,100	3,365,996	3,899,388
Stock-based compensation - research and development		106,084	114,002	145,400	-
General and administrative		-	-	-	-
Stock-based compensation - general and administrative		-	-	-	-
Loss from operations	$(4,038,976)	(5,257,284)	(4,955,840)	(2,954,265)	(3,900,591)
Other income	$109,549	74	-	(42,117)	-
Interest expense	$(315,710)	(134,818)	(3,509)	(1,027,445)	(384,925)
Net loss applicable to common shareholders	$(3,010,934)	$(5,848,754)	$(5,151,079)	$(4,023,827)	$(4,285,516)
Net loss per common share - basic and diluted
Continuing Operations	(0.62)	(1.50)	(1.66)	(2.57)	(6.31)
Discontinued operations	-	(0.05)	(0.07)	-	-
	$(0.62)	$(1.55)	$(1.73)	$(2.57)	$(6.31)
Weighted average number of common shares
outstanding, basic:	4,833,002	3,776,744	2,980,452	1,556,174	678,342

Weighted average number of common shares	5,549,137	3,776,744	2,980,452	1,556,174	678,342
outstanding, diluted;

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$100,679	$255,293	$497,663	$160,157	$5,364
Total assets	$1,591,187	1,961,600	3,394,291	2,497,626	2,167,295
Total current liabilities	$4,673,203	1,744,024	1,313,875	1,391,505	1,958,932
Accumulated deficit during development stage	$(28,804,399)	(25,793,465)	(19,944,711)	(14,793,632)	(10,769,805)
Total stockholders' equity (deficit)	$(3,082,016)	$(925,386)	$2,052,181	$1,106,121	$208,363

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•  discuss our future expectations;
•  contain projections of our future results of operations or of our financial condition; and
•  state other "forward-looking" information

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

Our primary focus entering the year ended December 31, 2006 was to raise a sufficient amount of capital to fund the completion of the development of our new power line security and audio products, and fund Company operations until these products could be introduced into the various targeted markets. In March of 2006, we entered into a financing agreement which resulted in the issuance of 8% convertible debentures totaling $4,473,933 in exchange for $3,100,000 in cash and the conversion of $1,373,933 of existing debt (See Note 8).

Selling our existing products, we were able to achieve improvement in our results of operations for the year ended December 31, 2006 compared to the same period ended in 2005. Net revenues of $1,727,200 for the year ended December 31, 2006 increased 36% compared to net revenues of $1,271,000 for the same period ended in 2005. In addition, we were able to reduce operating expenses by 18%, from $5,602,000 for the year ended December 31, 2005 to $4,573,500 for the year ended December 31, 2006. And, decrease loss from operations by 23%, from $5,257,300 for the year ended December 31, 2005 to $4,039,000 for the year ended December 31, 2006.

Net revenues in our Security Products Segment increased 72%, to $868,200 for the year ended December 31, 2006 compared to $505,900 for the same period ended in 2005. The increase was due primarily from an initial order shipped to a large discount retailer during the third quarter ended September 30, 2006.

Net revenues in our DC Transportation Product Segment remained relatively unchanged from the previous year; however, the make up of the business changed substantially over the course of the year. We continued to expand the product line to service demand for increasingly sophisticated product applications. We added several multi-camera hard wired rear vision systems to compliment the existing PLC (power-line carrier) systems, and added accessories and components including DVR’s and GPS tracking. In addition, the customer base was expanded to include 21 new customers, which provided a consistent revenue base and much less of a reliance on a few large customers as was the circumstances in prior reporting periods. Based on these improvements, management is optimistic about the business prospects for this product segment for 2007.

While our research and development team focused on the completion of our four new power line products, our management and sales team focused on identifying potential customers, licensees, and distributors for these new products. Consumer-based market research has been a large part of our product development process, and management believes we have leveraged our proprietary technologies by delivering the next generation of PLC communication products aimed primarily at the audio components and video surveillance markets. Our target markets will be the home-based user and small office user. Please refer to “Item 1, Business Description” in this Annual Report for a detailed description of our products.

Consistent with our business plan, we intend on penetrating targeted markets utilizing both licensing and direct sales strategies; depending on market structure and targeted customers in each segment. In early 2007, we were able to sign agreements with 12 sales representative groups to sell our new products during 2007.

In addition, all of our new power line products have been engineered to operate in both domestic and international electrical environments, thereby opening up markets outside the United States. We have identified and selected a distribution partner for Europe, and anticipate having an agreement in place by the end of May of 2007; and plan on distributing product in selected markets in Europe during 2007 if resources are available to do so.

We anticipate that our new products will be introduced during the 2nd, 3rd, and 4th quarters of fiscal year ended December 31, 2007. We will update our shareholders and investors with specific branding and product release dates for each of our products early in the 2nd quarter of fiscal year ended December 31, 2007.

Although we were able to achieve improved operating results for the year ended December 31, 2006 compared to the same period ended in 2005, the operations did not generate the net revenues, and therefore the gross margin dollars, that management had anticipated. In addition, the release and introduction of the new power line products fell behind the forecasted engineering schedule by approximately six months. Although we were successful in raising capital as outlined above, these two adverse circumstances resulted in our company being in a relatively short cash position as of December 31, 2006. Please refer to “Subsequent Events” below, and “Liquidity and Capital Resources” for a more detailed explanation of liquidity issues subsequent to December 31, 2006.

Subsequent Events

Subsequent to December 31, 2006, we borrowed $500,000 from our primary financing partner through the issuance of two separate unsecured promissory notes. We executed a promissory note on January 29, 2007 in the amount of $300,000. The note was due on February 28, 2007, and bears an 8% interest rate. On March 21, 2007, we executed a second promissory note in the amount of $200,000. The note is due on May 5, 2007, and bears an 8% interest rate. Interest on each of these notes is due and payable upon the maturity date. In addition, both notes revert to an 18% default rate for any principal and interest outstanding after the maturity date. Currently, both notes remain outstanding, and the Company is negotiating a term extension with the note holder, for each of the aforementioned notes.

Despite having received $500,000 from short-term borrowing efforts subsequent to December 31, 2006, the Company will need additional funding to complete the launch of its new products and technologies, and to fund operations through December 31, 2007, or until it can achieve profitability. The Company is currently in discussions with its financing partner to raise additional capital.

RESULTS OF OPERATIONS

Reclassifications:

Certain reclassifications have been made to prior year balances to conform to the current year presentation, including reclassifications for discontinued operations (See Note 16 to the financial statements).

See Note 3 to the financial statements for additional segment reporting.

YEAR ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

NET REVENUE. Net revenue increased 36% from $1,271,046 for the year ended December 31, 2005 to $1,727,178 for the year ended December 31, 2006. Marine product segment sales were $203,011 or 12% of total revenues for the year ended December 31, 2006 compared to $128,221, or 10% of total revenues, for the year ended December 31, 2005. Overall, marine product sales increased $74,790, or 58%. Security product segment sales were $868,234 or 50% of total revenues for the year ended December 31, 2006 compared to $505,922, or 40% of total revenues, for the year ended December 31, 2005. Overall, security product sales increased $362,312, or 72%. DC Transportation product segment sales were $655,932, or 38% of total revenues for the year ended December 31, 2006 compared to $636,903, or 50% of total revenues for the year ended December 31, 2005. Overall, DC Transportation product sales increased $19,029, or 3%. The increase in the marine product segment sales was due to increase internet marketing and sales. The growth in the security products segment was due primarily to an initial shipment of product to a large discount retailer. The increase in revenues for the DC transportation product segment was due primarily to the addition of new customers.

COST OF GOODS SOLD. Cost of Goods sold increased 29% from $926,412 for the year ended December 31, 2005 to $1,192,625 for the year ended December 31, 2006. As a percentage of net revenue, cost of goods sold decreased to 69% for the year ended December 31, 2006 from 73% for the year ended December 31, 2005. Cost of goods sold for the marine products segment increased $25,307 or 27%, from $94,626 for the year ended December 31, 2005 to $119,933 for the same period ended in 2006. As a percentage of net revenue, cost of goods sold for the marine product segment decreased from 74% for the year ended December 31, 2005 to 59% for same period ended in 2006. Cost of goods sold for the security products segment increased $244,864 or 54%, from $449,644 for the year ended December 31, 2005 to $694,508 for the same period ended in 2006. As a percentage of net revenue, cost of goods sold for the security product segment decreased from 89% for the year ended December 31, 2005 to 80% for same period ended in 2006. Cost of goods sold for the DC Transportation product segment decreased $3,958 or 1% from $382,142 for the year ended December 31, 2005 to $378,184 for the same period ended in 2006. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment decreased from 60% for the year ended December 31, 2005 to 58% for same period ended in 2006.

The decrease in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily through higher per unit sales prices achieved by selling directly to consumers at full list price versus selling to distributors at discounted prices. The decrease in the cost of goods sold as a percentage of net revenues for the security products segment was driven primarily by reduced manufacturing costs. The decrease in the cost of goods sold as a percentage of net revenues for the DC Transportation product segment was due to overall cost reductions in cameras, monitors, and other components. The decrease in the cost of goods sold as a percentage of net revenues for the DC Transportation Products segment would have been greater; however, the Company recorded an expense in the amount of $49,584 at December 31, 2006 for inventory that had become obsolete due to the advancement of technology in both cameras and monitors. Without the inventory adjustment, the cost of goods sold as a percentage of net revenues for the DC Transportation Products Segment, would have been 50% for the year ended December 31, 2006, a 10% improvement compared to the same period ended in 2005.

GROSS PROFIT MARGIN. Gross profits on sales for the year ended December 31, 2006 amounted to $534,553 or 31% of net revenues, compared to $344,634, or 27% of net revenues, for the year ended December 31, 2005. The marine products segment contributed $83,079 and $33,595 of the total gross profit for the year ended December 31, 2006 and 2005, respectively. The security products segment contributed $173,726 and $56,278 of the total gross profit for the year ended December 31, 2006 and 2005, respectively. The DC Transportation products segment contributed $277,748 and $254,761 of the total gross profit for the year ended December 31, 2006 and 2005, respectively. The gross profit percentage for the marine products segment increased from 26% for the year ended December 31, 2005 to 41% for the year ended December 31, 2006. The gross profit percentage for the security products segment increased from 11% for the year ended December 31, 2005 to 20% for the year ended December 31, 2006. The gross profit percentage for the DC Transportation products segment increased from 40% for the year ended December 31, 2005 to 42% for the year ended December 31, 2006.

The increase in the gross profit margin as a percentage of net revenues for the marine products segment was driven primarily through higher per unit sales prices achieved by selling directly to consumers at full list price versus selling to distributors at discounted prices. The increase in the gross profit margin as a percentage of net revenues for the security products segment was driven primarily by reduced manufacturing costs. The increase in the gross profit margin as a percentage of net revenues for the DC Transportation product segment was due to overall cost reductions in cameras, monitors, and other components. The increase in the gross profit margin as a percentage of net revenues for the DC Transportation Products segment would have been greater; however, the Company recorded an expense in the amount of $49,584 at December 31, 2006 for inventory that had become obsolete due to the advancement of technology in both cameras and monitors. Without the inventory adjustment, the gross profit margin as a percentage of net revenues for the DC Transportation Products Segment, would have been 50% for the year ended December 31, 2006, a 10% improvement compared to the same period ended in 2005.

SALARIES AND WAGES. Salaries and Wages decreased 14% from $1,631,967 for the year ended December 31, 2005 to $1,398,679 for the year ended December 31, 2006. The decrease was due to an overall reduction in employees in conjunction with the restructuring plan that began in May of 2005. During the year ended December 31, 2006, $86,700 of stock-based compensation was recorded in conjunction with common stock issued to employees pursuant to bonus stock grants and employment contract obligations compared to $279,000 for the year ended December 31, 2005. Salary and Wages is comprised of employee wages and stock compensation.

PROFESSIONAL & CONSULTING FEES. Professional and consulting fees increased 24% from $1,022,118 for the year ended December 31, 2005 to $1,271,046 for the year ended December 31, 2006. The increase was due to legal fees associated with the defense of the Satius law suit, the Securities & Exchange Commission investigation (See legal proceedings), and restricted common stock compensation for the Company’s Board of Directors. Professional and consulting fees include fees paid to attorneys, accountants, and business consultants.  During the year ended December 31, 2006, $288,000 of stock-based compensation was recorded in conjunction with common stock issued to members of the Board of Directors for services rendered during the period and compensation for services rendered during the Company’s 2005 restructuring. In addition, $76,861 of stock based compensation was recorded and expensed in conjunction with common stock issued to attorneys and consultants for legal and marketing services for the year ended December 31, 2006. During the year ended December 31, 2005, stock-based compensation of $254,400 was recognized in conjunction with common stock issued to members of the Board of Directors for services rendered during the period.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization decreased 60% from $666,124 for the year ended December 31, 2005 to $267,626 for the year ended December 31, 2006. The decrease was attributable to a reduction in amortization expense as certain intangible assets became fully amortized as of December 31, 2005.

RESEARCH & DEVELOPMENT. Research and development expense increased 7% from $647,827 for the year ended December 31, 2005, to $693,494 for the year ended December 31, 2006. The increase was due to an increase in contract labor expenditures and component purchases in the Company’s efforts to finalize the development of several new products. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our security (both analog and digital) and audio products. For the year ended December 31, 2006, of the total Research & Development expenditures, $586,003 or 84% was related to the security and audio products segment, $97,089 or 14% was related to the DC Transportation products segment, and $10,402 or 2% was related to the Marine Products Segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the development of power line products for the next several years.

ADVERTISING AND PROMOTIONS. Advertising and promotions decreased 14% from $174,501 for the year ended December 31, 2005 to $150,571 for the year ended December 31, 2006. The decrease was due directly to a decrease in print advertising for the DC transportation product segment. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES. Rent and utilities decreased 1% from $201,033 for the twelve months ended, December 31, 2005 to $198,757 for the twelve months ended, December 31, 2006. The decrease was due primarily from rent abatement negotiated as part of the lease for the new corporate offices. This decrease was offset by a three month end of lease hold over rent, at 1 ½ times the normal rate, on the corporate office space preceding the relocation to new offices. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL & ENTERTAINMENT EXPENSE. Travel & entertainment expense decreased 38% from $208,667 for the year ended December 31, 2005 to $130,122 for the year ended December 31, 2006. The decrease was due to a focused effort to reduce expenditures and an overall reduction in the number of employees traveling as a result of Company’s restructuring plan initiated in May of 2005. Travel & entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking & tolls, hotels & lodging, taxis, meals, and entertainment.

OTHER EXPENSES. Other expenses increased 12% from $366,500 for the year ended December 31, 2005 to $408,688 for the year ended December 31, 2006. The increase was due primarily from an increase in liability insurance premiums and warranty expense recorded for products in the DC Transportation products segment. Other expenses include tele-marketing, supplies, property taxes, insurance, financing fees, provision for doubtful accounts, bank charges, warranty expense, temporary labor and various other expenses that are classified as miscellaneous.

RESTRUCTURING CHARGES. Restructuring charges amounted to $-0- for the year ended December 31, 2006. The charges for the year ended December 31, 2005 were attributable to severance expenses related to the departure of two officers of the Company during the quarter ended March 31, 2005. The amount also includes $37,073 in legal fees associated with those separation agreements, and $10,213 in consulting fees and travel expenses paid to a consultant hired to oversee the restructuring plan. The severance expenses included cash payments of $276,000 to be paid over a 24 month period commencing in April 2005, and the issuance of 50,000 shares of the Company's common stock, valued at $275,000 as of March 31, 2005 (See Note 7 to the financial statements).

NON-OPERATING INCOME (EXPENSE) ITEMS. Non-operating income (expense) increased ($71,417) from ($134,744) for the year ended December 31, 2005 to ($206,161) for the year ended December 31, 2006. Non-operating income (expense) consists primarily of interest expense which increased to ($315,710) for the year ended December 31, 2006 from ($134,818) for the year ended December 31, 2005. The current period interest expense includes ($271,292) of amortization of debt discount on the Convertible Debentures, and ($44,418) in miscellaneous interest from previous financing and current short-term debt. The Company records amortization using the effective interest method and, accordingly, interest expense associated with these debentures will increase as the carrying value increases. The interest expense amounts for the year ended December 31, 2006 were offset by $22,349 in interest income and $87,200 of income related to a litigation settlement.

LOSS ON EXTINGUISHMENT OF DEBT. Loss on extinguishment of debt increased 385% from ($275,000) for the year ended December 31, 2005 to ($1,334,276) for the year ended December 31, 2006. The increase arose in connection with our March 2006 debenture financing (See Note 8) where we allocated the fair value of instruments issued in connection with the financing to the proceeds and the debt relieved on a relative fair value basis. This calculation resulted in a loss on extinguishment associated with the relieved indebtedness.

DERIVATIVE GAIN (LOSS).  Derivative gain, which amounted to $2,591,215 for the year ended December 31, 2006, arises from fair value adjustments to our derivative financial instruments. These instruments consist of freestanding warrants and embedded conversion features associated with the Debenture offering. We will continue to incur fair value adjustments to these instruments until such instruments are converted, exercised or reclassified to stockholders’ equity. Future fair value adjustments require the use of subjective estimates. However, the principal driver of our valuation model is the Company’s trading common stock. Accordingly, future volatility in the trading market price may result in significant changes in fair value that are required to be recorded as adjustments in income.

LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations decreased 87% to $22,736 for the year ended December 31, 2006 from $181,726 for the year ended December 31, 2005. (See Note 16 to the financial statements.)

LIQUIDITY & CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses, including discontinued operations, of $3,010,934 and $5,848,754 during the year ended December 31, 2006 and 2005, respectively. In addition, during that period, the Company has used cash of $3,657,658 and $3,001,236 in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has allocated significant resources to the development of new power line technologies and products that will be available for sale and/or licensing during the second/third quarter of fiscal year 2007. The Company’s ability to continue will be dependent upon achieving profitable operations through the licensing and sales of these new technologies and products.

The Company’s ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation products segments and (iii) ultimately the achievement of profitable operations. During the year ended December 31, 2006, the Company secured financing of $4,473,933 in the form of convertible debentures which included proceeds of $3,100,000 and the conversion of $1,373,933 of otherwise short term existing obligations to long term debt (See Note 8). Further, the Company received $300,000 via a short term note in order to satisfy short term cash requirements of operations (See Note 10). While the proceeds of this financing did initially mitigate the Company’s liquidity difficulties, by the year ended December 31, 2006, the majority of the capital had been used to fund the development of its new power line products and fund operations. The ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured and the financial statements do not include any adjustments that might arise as a result of this uncertainty. See “Subsequent Events” below for further discussion of liquidity.

During the year ended December 31, 2006 the Company funded its losses from operations through the following vehicles:

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

As of December 31, 2006, the Company was in default under the terms of the Purchase Agreement and the Debentures issued on March 22, 2006. The terms of the Purchase Agreement and the Debenture required that the Company generate gross profit in excess of $300,000 per month on average during the period from October 1, 2006 to December 31, 2006. Under the default provisions; upon the Company delivering an Event of Default Notice to Purchasers (Debenture holders) or the Purchasers becoming aware of an Event of Default, the Purchasers may require the Company to redeem all or any portion of their Debenture by delivering an “Event of Default Redemption Notice” to the Company. At that time the Company would be required to redeem the requested portion of the debenture at a redemption value calculated in accordance with the default provisions in the March 22, 2006 Securities Purchase Agreement, to be no less than 120% of the principal amount requested to be redeemed. At December 31, 2006, the Company had not negotiated a form of a Waiver Agreement with the Purchasers covering the Company’s inability to meet this covenant. The Company has not received an “Event of Default Redemption Notice” from any Purchaser and is currently engaged in negotiating with the Purchasers in order to enter into a waiver agreement covering the aforementioned default.

Because the Company was in default as of December 31, 2006, and while under default, may receive an “Event of Default Redemption Notice” at any time; the liabilities associated with the Debentures on the Company’s December 31, 2006 Balance Sheet, as presented, have been reclassified from long-term to short-term.

•
On September 14, 2006, the Company borrowed $300,000 from its primary financing partner in the form of a 45-day unsecured promissory note, for the purpose of providing short-term cash flow to the Company due to the approximately $1.5 million the Company had invested in inventory and accounts receivable. The note bears and annual interest rate of 8% with interest due and payable upon the maturity date. In addition, the note reverts to an 18% default interest rate for any principal and interest outstanding after the maturity date. As of December 31, 2006, the promissory note remained outstanding and the Company is currently negotiating a waiver and term extension with the note holder.

Subsequent Events

Subsequent to December 31, 2006, we borrowed $500,000 from our primary financing partner through the issuance of two separate unsecured promissory notes. We executed a promissory note on January 29, 2007 in the amount of $300,000. The note was due on February 28, 2007, and bears an 8% interest rate. On March 21, 2007, we executed a second promissory note in the amount of $200,000. The note is due on May 5, 2007, and bears an 8% interest rate. Interest on each of these notes is due and payable upon the maturity date. In addition, both notes revert to an 18% default rate for any principal and interest outstanding after the maturity date. Currently, both notes remain outstanding, and the Company is negotiating a term extension with the note holder, for each of the aforementioned notes.

Despite having received $500,000 from short-term borrowing efforts subsequent to December 31, 2006, the Company will need additional funding to complete the launch of its new products and technologies, and to fund operations through December 31, 2007, or until it can achieve profitability. The Company is currently in discussions with its financing partner to raise additional capital.

Material Commitments

The Company has no material commitments for the purchase of raw materials or components. The Company issues purchase orders for these items for the purposes of fulfilling customer orders and maintaining reasonable levels of inventory. The Company expects to enter into chip and component commitments during the 2nd and 3rd Quarters of 2007.

The Company currently has no material commitments for capital expenditures.

The Company leases its office and warehouse facilities under non-cancellable leases. Minimum lease payments under the non-cancellable operating leases are as follows:
Year ending December 31,
2007	$93,208
2008	89,128
2009	92,556
2010	95,984
2011	74,131
$445,007

The Company recorded rent expense of $145,299, $141,992, and $73,550 under non-cancellable leases for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Derivative instruments: We have implemented a methodology for valuing various hybrid securities that have imbedded derivative instruments such as conversion features, registration rights, and redemption features; that requires allocation of the proceeds between the various instruments and the derivative elements to be carried at fair values. The Company evaluates all significant features of the hybrid instruments, and where required under current accounting standards, bi-furcate the features for separate report classification. The chosen valuation methodologies require estimates to be made including, but not limited to, probabilities of conversion based on redemption features, interest rate risk, and volatility of the Company’s stock price. Under the methodologies chosen to calculate the fair value accounting estimate of these instruments, high volatility in the stock price will have a significant impact on the carrying values. This may result in significant material changes on the Company’s Balance Sheet, Statement of Operations, and Statement of Cash flows as reported, on a period by period basis.

Recent Accounting Pronouncements:

See "Note 15" to the attached financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and interest rates. We are exposed to market risk in certain geographic areas that have experienced or remain vulnerable to an economic downturn, such as China. We purchase a substantial portion of our inventory from companies in China, and, therefore, we are subject to the risk that such suppliers will be unable to provide inventory at competitive prices. While we believe that, if such an event were to occur we would be able to find alternative sources of inventory at competitive prices, we cannot assure that we would be able to do so. These exposures are directly related to our normal operating activities. As of December 31, 2006, we have no exposure to foreign currency risk, and our exposure to interest rate risk is immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2006 and 2005 and for the fiscal years ended December 31, 2006, 2005 and 2004, begins on page F-1 of this Annual Report.

POWERLINX, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors

PowerLinx, Inc.

We have audited the accompanying consolidated balance sheets of PowerLinx, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PowerLinx, Inc. as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and has used significant cash in its operating activities. As a result, the Company has negative working capital and a stockholders' deficit at December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Aidman, Piser & Company, P.A. Tampa, Florida May 1, 2007

POWERLINX, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$100,679	$255,293
Accounts receivable, net	89,721	157,221
Investments	17,210	-
Employee Advances	40,485	31,160
Inventories	684,296	589,495
Prepaid expenses and other current assets	49,975	134,519
Deferred financing costs	74,917	-
Assets of discontinued operations	-	16,588
Total current assets	1,057,283	1,184,276

Intangible assets, net	377,290	555,411
Deposits	18,976	18,460
Property and equipment, net	137,638	203,453
Total assets	$1,591,187	$1,961,600

LIABILIITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$647,009	$834,559
Accrued expenses	164,703	467,825
Accrued severance payable	34,500	112,500
Current maturities of notes payable	308,824	22,942
Litigation settlement	-	90,000
Other current liabilities	-	61,070
Liabilities of discontinued operations	40,754	155,128
Convertible debentures	271,292
Derivative liability	3,206,121	-
Total current liabilities	4,673,203	1,744,024

Accrued severance payable, less current portion	-	34,500
Notes payable, less current maturities	-	1,108,462

Total Liabilities	4,673,203	2,886,986

Commitments and contingencies (Note 13)	-	-

Stockholders' deficit
Series A convertible preferred stock, $1.00 par value;
authorized 30,000,000 shares; none issued and
outstanding	-	-
Common stock, $.001 par value, authorized 50,000,000	5,182	4,456
shares; issued (5,182,321 - 2006; 4,456,655 - 2005)
outstanding (5,172,849 - 2006; 4,447,183 -2005)
Additional paid-in capital	26,004,958	25,151,380
Treasury stock, at cost, 9,472 shares	(287,757)	(287,757)
Accumulated deficit	(28,804,399)	(25,793,465)
Total stockholders' deficit	(3,082,016)	(925,386)
Total liabilities and stockholders' deficit	$1,591,187	$1,961,600

See notes to consolidated financial statements.

POWERLINX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2006	2005	2004

Net revenue	$1,727,178	$1,271,046	$1,010,520
Cost of goods sold	1,192,625	926,412	623,260

Gross Profit	534,553	344,634	387,260

Operating expenses:
Salaries and wages	1,398,679	1,631,967	1,379,377
Professional and consulting fees	1,271,046	1,022,118	1,081,749
Depreciation and amortization	267,626	666,124	653,391
Research and development	693,494	647,827	620,717
Advertising and promotions	150,571	174,501	254,065
Rent and utilities	198,757	201,033	156,079
Provision for doubtful accounts	54,546	84,896	93,682
Travel and entertainment	130,122	208,667	280,681
Royalty expense	-	-	225,000
Other expenses	408,688	366,500	598,359
Restructuring expense	-	598,285	-

Total operating expenses	4,573,529	5,601,918	5,343,100

Loss from operations	(4,038,976)	(5,257,284)	(4,955,840)

Interest expense	(315,710)	(134,818)	(3,509)
Other income	109,549	74	-
Loss on extinguishment of debt	(1,334,276)	(275,000)	-
Derivative gain	2,591,215	-	-

Loss before discontinued operations	(2,988,198)	(5,667,028)	(4,959,349)

Loss from discontinued operations	(22,736)	(181,726)	(164,422)

Net loss	(3,010,934)	(5,848,754)	(5,123,771)

Preferred Stock Dividends	-	-	(27,308)

Loss applicable to common stockholders	$(3,010,934)	$(5,848,754)	$(5,151,079)

Net loss per common share, basic and
diluted; Continuing Operations	$(0.62)	$(1.50)	$(1.66)
Discontinued Operations	$-	$(0.05)	$(0.07)
	$(0.62)	$(1.55)	$(1.73)
Weighted average common shares
outstanding, basic:	4,833,002	3,776,744	2,980,452

Weighted average common shares
outstanding, diluted:	5,549,137	3,776,744	2,980,452

See notes to consolidated financial statements.

POWERLINX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2006

						Series A
			Additional			Convertible
	Common Stock		Paid-In	Treasury	Accumulated	Preferred
Shares		Amount	Capital	Stock	Deficit	Stock	Total
Balances, January 1, 2006	4,456,655	$4,456	$25,151,380	$(287,757)	$(25,793,465)	$-	$(925,386)

Net loss					(3,010,934)		(3,010,934)

Issuance of stock to consultants	64,232	64	76,797				76,861

Issuance of stock to employees and
directors	167,000	167	355,933				356,100

Issuance of stock for interest
payment	28,400	28	61,042				61,070

Issuance of stock for financing fees	26,430	26	46,029				46,055

Litigation settlement	43,582	44	105,120				105,164

Issuance of stock for private equity
offering, net of $30,168 issuance costs	190,493	191	183,955				184,146

Issuance of common stock in
settlement of liabilities	97,704	98	150,067				150,165

Conversion of Convertible Debentures	107,825	108	(125,365)				(125,257)

Balances, December 31, 2006	5,182,321	$5,182	$26,004,958	$(287,757)	$(28,804,399)	$-	$(3,082,016)

See notes to consolidated financial statements

POWERLINX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2005

						Series A
			Additional			Convertible
	Common Stock		Paid-In	Treasury	Accumulated	Preferred
	Shares	Amount	Capital	Stock	Deficit	Stock	Total
Balances, January 1, 2005	3,452,923	$3,453	$21,504,677	$(287,757)	$(19,944,711)	$776,519	$2,052,181

Net loss					(5,848,754)		(5,848,754)

Issuance of stock to consultants	3,000	3	13,497				13,500

Issuance of stock to employees and
directors	130,965	131	657,230				657,361

Conversion of Series A Preferred
shares to common stock	70,449	70	776,449			(776,519)	0

Issuance of stock for interest
payment	2,000	2	7,998				8,000

Issuance of stock for financing fees	7,851	8	27,467				27,475

Litigation settlement	3,000	3	10,497				10,500

Issuance of stock for private equity
offering, net of $132,877 issuance costs	410,847	411	1,160,878				1,161,289

Issuance of common stock in
settlement of liabilities	84,000	84	209,916				210,000

Proceeds of exercise of warrants	53,529	53	133,771				133,824

Issuance of stock for private equity
offering, net of $67,485 issuance costs	238,091	238	200,830				201,068

Beneficial conversion option associated			448,170				448,170
with convertible debt

Balances, December 31, 2005	4,456,655	$4,456	$25,151,380	$(287,757)	$(25,793,465)	$-	$(925,386)

See notes to consolidated financial statements.

.

POWERLINX, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2004

					Unearned				Series A
		Common	Additional		Restricted	Stock	Equity		Convertible
	Common	Stock	Paid-In	Treasury	Stock	Subscription	Units	Accumulated	Preferred
	Stock	($.001 par)	Capital	Stock	Compensation	Receivable	Subscribed	Deficit	Stock	Total
Balances, January 1, 2004	2,716,758	$2,717	$15,967,465	$(287,757)	$(29,422)	$(3,250)	$250,000	$(14,793,632)	$-	$1,106,121

Net loss	-	-	-	-	-	-	-	(5,123,771)	-	(5,123,771)

Preferred stock dividends	-	-	-	-	-	-	-	(27,308)	-	(27,308)

Sales of common stock, net of
costs of $102,341	510,212	510	3,403,399	-	-	3,250	-	-	-	3,407,159

Issuance of stock to employees
and directors	26,250	26	252,349	-	-	-	-	-	-	252,375

Issuance of stock
to consultants	28,118	28	299,552	-	-	-	-	-	-	299,580

Issuance of stock for patents	8,824	9	149,991	-	-	-	-	-	-	150,000

Issuance of stock and warrants
under Equity Unit Offering, net
of costs of $119,997	9,128	9	95,774	-	-	-	(250,000)	-	1,609,740	1,455,523

Issuance of warrants
to consultants	-	-	53,747	-	-	-	-	-	-	53,747

Issuance of warrants
for trademark	-	-	9,925	-	-	-	-	-	-	9,925

Issuance of stock for liability
due to related party	7,843	8	49,992	-	-	-	-	-	-	50,000

Issuance of stock in cashless
exercise of warrants	15,890	16	(16)	-	-	-	-	-	-	(0)

Issuance of stock for
software license	44,480	44	311,316	-	-	-	-	-	-	311,360

Conversion of Series A Preferred
shares to common stock	75,593	76	833,145	-	-	-	-	-	(833,221)	(0)

Issuance of stock for liabilities	9,828	10	78,038	-	-	-	-	-	-	78,048

Amortization of unearned
restricted stock compensation	-	-	-	-	29,422	-	-	-	-	29,422

Balances, December 31, 2004	3,452,924	$3,453	$21,504,677	$(287,757)	$-	$-	$-	$(19,944,711)	$776,519	$2,052,181

See notes to consolidated financial statements.

POWERLINX, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(3,010,934)	$(5,848,754)	$(5,123,771)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Stock-based compensation	452,161	689,361	635,124
Amortization	178,121	569,068	560,236
Accretion of debt discount	278,375	72,408	-
Derivative gain	(2,591,215)	-	-
Loss on debt extinquishment	1,334,276	275,000	-
Depreciation	89,505	97,056	93,335
Bad debt expense	54,546	84,896	93,682
Changes in operating assets and liabilities
Accounts receivable	12,954	40,363	(265,925)
Accounts receivable, officer	-	-	20,000
Investments	(17,210)	-	-
Employee advances	(9,324)	18,769	(51,930)
Inventories	(94,801)	323,972	(394,640)
Prepaid expenses and other current assets	84,544	(83,530)	(29,911)
Assets of discontinued operation	16,588	113,911	-
Deposits	(516)	21,874	(40,334)
Accounts payable	(37,385)	310,091	106,255
Accrued expenses	(170,469)	330,388	5,884
Accrued severance	(112,500)	147,000	-
Due to related parties	-	(60,151)	60,151
Deferred revenue	-	(173,483)	86,883
Liabilities of discontinued operation	(114,374)	70,525	-

Net cash flows from operating activities	(3,657,658)	(3,001,236)	(4,244,961)

Cash flows from investing activities:
Disposal of property and equipment	-	3,130	-
Purchase of property and equipment	(23,690)	(5,445)	(42,387)

Net cash flows from investing activities	(23,690)	(2,315)	(42,387)

Cash flows from financing activities:
Proceeds from sale of equity units	-	-	1,195,003
Proceeds from stock subscription receivable	-	-	3,250
Proceeds from sales of common stock, net
costs of $30,168	184,146	1,362,357	3,403,909
Preferred stock dividends	-	-	(27,308)
Proceeds from convertible debentures, net
costs of $82,000	3,018,000	-	-
Proceeds from exercise of common stock warrants	-	133,824	-
Repayment of related party debt	(31,000)	-	(100,000)
Proceeds from notes payable, related parties	-	75,000	150,000
Proceeds from notes payable	375,000	1,390,000	-
Repayments of notes payable	(19,412)	(200,000)	-

Net cash flows from financing activities	3,526,734	2,761,181	4,624,854

Net change in cash and cash equivalents	(154,614)	(242,370)	337,506
Cash and cash equivalents at beginning of year	255,293	497,663	160,157

Cash and cash equivalents at end of year	$100,679	$255,293	$497,663

See notes to consolidated financial statements.

POWERLINX, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
NONCASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31,
	2006	2005	2004
Issuance of common stock for liabilities	$316,399	$210,000	$78,048

Conversion of notes payable to convertible debentures	$1,373,933	$-	$-

Issuance of common stock for financing fees	$46,055	$27,478	$-

Conversion of Series A preferred stock to common stock	$-	$776,519	$-

Conversion of convertible debentures to common stock	$19,523	$-	$-

Warrants reclassified as derivatives (Note 8)	$(144,780)	$-	$-

Conversion of equity units subscribed to equity units issued	$-	$-	$250,000

Issuance of common stock for licensing rights	$-	$-	$311,360

Issuance of common stock for patents	$-	$-	$150,000

Issuance of common stock warrants for trademark	$-	$-	$9,925

Issuance of common stock for amounts due to related parties	$-	$-	$50,000

Purchase of property and equipment financed with note payable	$-	$-	$30,000

OTHER CASH FLOW INFORMATION

Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$2,733	$-	$-

See notes to consolidated financial statements.

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. Business and organization:

PowerLinx, Inc. ("PowerLinx" or the "Company"), a Utah Corporation, is engaged in three product segments. The Marine Products Segment markets and sells underwater video cameras, lighting and accessories principally to retail sporting goods businesses throughout the United States. The Security Products Segment develops, markets, licenses, and sells proprietary power line video security devices and consumer electronic products to retailers, governmental agencies, commercial businesses, and original equipment manufacturers, throughout the United States. The DC Transportation Products Segment develops and sells power line rear and side vision systems for all classes of vehicles in the transportation industry to distributors and original equipment manufacturers throughout the United States. A fourth business segment, the Hotel/MDU (Multi-dwelling unit) Products Segment was discontinued in March of 2005 (See Note 16-Discontinued Operations).

2. Liquidity and management's plans and significant accounting policies:

Liquidity and management's plans:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred operating losses, including discontinued operations, of $3,010,934 and $5,848,754 during the years ended December 31, 2006 and 2005, respectively. In addition, during those periods, the Company has used cash of $3,657,658 and $3,001,236, respectively in its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has allocated significant resources to the development of new power line technologies and products that will be available for sale and/or licensing during the second quarter of fiscal year 2007. The Company’s ability to continue will be dependent upon achieving profitable operations through the licensing and sales of these new technologies and products.

The Company’s ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security and DC Transportation products segments and (iii) ultimately the achievement of profitable operations. During the year ended December 31, 2006, the Company secured financing of $4,473,933 in the form of convertible debentures which included proceeds of $3,100,000 and the conversion of $1,373,933 of otherwise short term existing obligations to long term debt (See Note 8). Further, the Company received $300,000 via a short term note in order to satisfy short term cash requirements of operations (See Note 10). While the proceeds of this financing did initially mitigate the Company’s liquidity difficulties, by the year ended December 31, 2006, the majority of the capital had been used to fund the development of its new power line products and fund operations. The ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured and the financial statements do not include any adjustments that might arise as a result of this uncertainty. Subsequent to December 31, 2006, the Company has borrowed $500,000 from its primary financing partner through the issuance of two separate unsecured short-term promissory notes; however, the Company will need additional funding to complete the launch of its new products and technologies, and to fund operations through December 31, 2007, or until it can achieve profitability. The Company is currently in discussions with its financing partner to raise additional capital.

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

Reclassifications:

Certain reclassifications have been made to 2005 amounts to conform to current year presentation.

Cash and cash equivalents:

As of December 31, 2006, the Company had $100,679 in cash with which to satisfy any future cash requirements. The Company maintains its cash in bank deposit accounts, which at times, exceeds federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents which includes certificates of deposit that have an original maturity of three months or less when purchased.

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

2. Liquidity and management's plans and significant accounting policies (continued)

Investments:

The Company has $17,210 invested in a certificate of deposit with a six month term. The investment is pledged as collateral for a letter of credit issued in the same amount, the beneficiary being the lessor of the Company’s corporate office space, in accordance with the terms of the lease agreement for the Company’s headquarters. The Company intends to continue to renew this certificate of deposit through the end of the lease term in 2011.

Accounts receivable and allowance for doubtful accounts:

Accounts receivable are customer obligations due under normal trade terms for products sold to distributors and retail customers. The Company performs continuing credit evaluations of customers' financial condition, but does not require collateral.

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible are written off to bad debt expense. The allowance for doubtful accounts contains a general accrual for remaining possible bad debts. The allowance for doubtful accounts at December 31, 2006 and 2005 was $14,518 and $105,189, respectively. Based on the information available, management believes that the allowance for doubtful accounts as of December 31, 2006 is adequate. However, actual write-offs might exceed the recorded allowance.

The following table presents activity in the allowance for doubtful accounts for the years ended December 31, 2006 and 2005.
1/1/2005	Additions	Deductions	12/31/2005
$86,429	$84,896	$(66,136)	$105,189

Balance			Balance
12/31/2005	Additions	Deductions	12/31/2006
$105,189	$54,546	$(145,217)	$14,518

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

Financial instruments:

Financial instruments at December 31, 2006 and 2005 consist of cash and cash equivalents, accounts receivable, trade payables, accrued expenses, derivative liabilities, notes payable and convertible debentures. As of December 31, 2006 and 2005 the fair values of cash and cash equivalents, accounts receivable, trade payables, accrued expenses approximated their respective carrying values, due to their relative current maturities. The estimated fair value of notes payable approximated $309,000 and $1,300,000 at December 31, 2006 and 2005, respectively, based upon the present value of cash flows. The estimated fair value of convertible debentures approximated $3,206,000 at December 31, 2006, based upon the present value of cash flows.

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

2. Liquidity and management's plans and significant accounting policies (continued)

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

Accounts receivable are concentrated in the security products industry and credit losses have been within management's expectations. Although the Company serves a large and varied group of customers, one customer accounted for 45% of total revenue for the year ended December 31, 2006. For the year ended December 31, 2005, one customer accounted for 29% of total revenue, and no customers accounted for more than 10% of total revenues for the year ended December 31, 2004.

The Company's product assembly is dependent upon the operations of two primary labor suppliers, one of which is outside the United States. At December 31, 2006, approximately $38,000 of the Company's inventory was held off-site at these locations. If the Company should lose these suppliers of assembly servicing there could be a disruption in the operations of the Company. The Company is in the process of securing alternative sources of these services.

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

For the years ended December 31, 2005 and 2004, the Company determined that the pro forma impact of adopting FAS 123R would have been immaterial to the accompanying 2005 and 2004 statement of operations.

The adoption of FAS 123R had no effect on net income for the year ended December 31, 2006, compared to accounting for share based compensation using the previously adopted intrinsic value method under APB No. 25, “Accounting for Stock Issued to Employees” since there was no unrecognized compensation cost related to unvested share awards at December 31, 2005 and no options were issued during the year ended December 31, 2006.

The Company accounts for unregistered common stock issued for services or asset acquisitions at the fair value of the stock issued based upon quoted market prices of the Company's common stock.

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

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

2. Liquidity and management's plans and significant accounting policies (continued)

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
	Year Ended December 31, 2006
	Security	Marine	DC Trans
	Products	Products	Products	Total
Net revenue	$868,235	$203,011	$655,932	$1,727,178
Cost of sales	$694,508	$119,933	$378,184	$1,192,625
Gross profit	$173,727	$83,078	$277,748	$534,553
Research and development:
Stock based	$-	$-	$-	$-
Other	$586,003	$10,402	$97,089	$693,494
Total R & D	$586,003	$10,402	$97,089	$693,494

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

3. Segment information (continued):

	Year Ended December 31, 2005

	Security	Marine	DC Trans
	Products	Products	Products	Total
Net revenue	$505,922	$128,221	$636,903	$1,271,046
Cost of sales	$449,644	$94,626	$382,142	$926,412
Gross profit	$56,278	$33,595	$254,761	$344,634
Research and development:
Stock based	$106,084	$-	$-	$106,084
Other	$506,598	$-	$35,145	$541,743
Total R & D	$612,682	$-	$35,145	$647,827

	Year Ended December 31, 2004

	Security	Marine	DC Trans
	Products	Products	Products	Total
Net revenue	$492,398	$211,650	$306,472	$1,010,520
Cost of sales	$377,105	$107,485	$138,670	$623,260
Gross profit	$115,293	$104,165	$167,802	$387,260
Research and development:
Stock based	$114,002	$-	$-	$114,002
Other	$475,679	$-	$31,036	$506,715
Total R & D	$589,681	$-	$31,036	$620,717

4. Inventories:

Inventories consist of the following as of December 31:

	2006	2005

Component Parts	$236,481	$280,360
Finished Goods	$447,815	$309,135
	$684,296	$589,495

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

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

5. Intangible assets (continued):

The Company recorded amortization expense of $178,121, $569,068, and $560,237, in connection with patents and licensing rights for the years ended December 31, 2006, 2005 and 2004, respectively.

Intangible assets consist of the following at December 31, 2006 and 2005:

	2006
			DC
	Security	Marine	Transportation	Total

Patents	$1,577,813	$741,148	$-	$2,318,961
Software license agreement	461,360	-	-	461,360
*Trademark	46,962	-	46,962	93,924
Acumulated amortization	(1,755,807)	(741,148)	-	(2,496,955)
	$330,328	$-	$46,962	$377,290

	2005
			DC
	Security	Marine	Transportation	Total

Patents	$1,577,813	$741,148	$-	$2,318,961
Software license agreement	461,360	-	-	461,360
*Trademark	46,962	-	46,962	93,924
Acumulated amortization	(1,601,098)	(717,736)	-	(2,318,834)
	$485,037	$23,412	$46,962	$555,411

Estimated future amortization of finite lived intangibles is as follows:

Year ending December 31,
2007	$122,272
2008	122,272
2009	38,825
$283,369

* Trademarks have indefinite lives and therefore are not amortized.

6. Property and equipment:

The Company depreciates its fixed assets over their estimated useful lives ranging from three to ten years. Furniture & Fixtures consists primarily of office furniture and equipment, telephone system, trade show booth displays, and molds and dyes used in the manufacturing of the Company’s marine cameras and its “SecureView” power line security camera. Computer equipment consists primarily of servers purchased to establish the Company’s internal network, and various desktop and laptop computers used by employees

    Property and equipment consists of the following as of December 31:

	2006	2005

Furniture and fixtures	$468,206	$455,001
Computer equipment	184,176	180,120
Leasehold improvements	6,428	-
	658,810	635,121

Less accumulated depreciation	(521,172)	(431,668)
	$137,638	$203,453

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

7. Accrued Severance Payable:

During March, 2005, the Company incurred severance expenses related to the departure of two officers of the Company. The total amount payable amounts to $551,000 and is comprised of payments of both cash and common stock. Under the separation agreements, the Company issued a total of 50,000 shares of restricted common stock to the two former officers. The stock was valued at $275,000 or $5.50 per share, the closing market price of the Company's common stock on March 31, 2005; the date at which the liability was measurable. Cash payments totaling $276,000 will be paid to the two former officers over a two year period; $129,000 of which was paid during 2005, $112,500 paid in 2006, and $34,500 due in 2007. Severance costs and related legal fees have been recorded as restructuring charges in the accompanying 2005 statement of operations.

8. Convertible Debenture

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

8.0% Convertible Debentures, Warrants and Other Derivatives:

The carrying value of the Company’s 8.0%, Face Value $4,473,933 Convertible Debentures amounted to $271,292 at December 31, 2006. Amortization of the debt discount, included in interest expense, amounted to $278,375 for the year ended December 31, 2006.

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

	March 23, 2006	March 27, 2006	March 29, 2006
Embedded derivative features	$4,853,093	$200,648	$95,757
Detachable warrants	3,953,859	180,105	96,505
Derivative loss	(3,392,566)	(130,753)	(42,262)
Debt extinguishment loss	(1,340,454)	--	--
Convertible debentures	--	--	--
Total proceeds	$4,073,933	$250,000	$150,000

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

The following tabular presentation reflects the components of derivative financial instruments on the Company’s balance sheet at December 31, 2006:

Liabilities:
Embedded derivative instruments	$771,665
Freestanding derivatives (warrants)	2,382,016
Other derivative financial instruments (1)	52,440
$3,206,121

(1)
Other derivative financial instruments represent the fair values of warrants and other convertible instruments that were reclassified from stockholders’ equity when, in connection with the Convertible Debenture Financings, the Company determined that it no longer had sufficient authorized and unissued shares to settle all of its instruments. On March 23, 2006, an amount of $144,780 was reclassified from stockholders’ equity representing the fair value of these instruments. The balance in the table above represents the fair value at December 31, 2006.

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

8. Convertible Debenture (continued):

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed at December 31, 2006:

Common shares indexed:
Embedded derivative instruments	3,745,943
Freestanding derivatives (warrants)	1,883,761
Other derivative financial instruments	121,682
5,751,386

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

		Other
Instrument	Warrants	Derivatives
Exercise prices	$2.375	$5.00--$25.00
Term (years)	4.25	1.0--9.0
Volatility	162.9%	104.8%--183.1%
Risk-free rate	4.35%	4.35%

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

As of December 31, 2006, the Company was in default under the terms of the Purchase Agreement and the Debentures issued on March 22, 2006. The terms of the Purchase Agreement and the Debenture required that the Company generate gross profit in excess of $300,000 per month on average during the period from October 1, 2006 to December 31, 2006. Under the default provisions; upon the Company delivering an Event of Default Notice to Purchasers (Debenture holders) or the Purchasers becoming aware of an Event of Default, the Purchasers may require the Company to redeem all or any portion of their Debenture by delivering an “Event of Default Redemption Notice” to the Company. At that time the Company would be required to redeem the requested portion of the debenture at a redemption value calculated in accordance with the default provisions in the March 22, 2006 Securities Purchase Agreement, to be no less than 120% of the principal amount requested to be redeemed. At December 31, 2006, the Company had not negotiated a form of a Waiver Agreement with the Purchasers covering the Company’s inability to meet this covenant. The Company has not received an “Event of Default Redemption Notice” from any Purchaser and is currently engaged in negotiating with the Purchasers in order to enter into a waiver agreement covering the aforementioned default.

Because the Company was in default as of December 31, 2006, and while under default, may receive an “Event of Default Redemption Notice” at any time; the liabilities associated with the Debentures on the Company’s December 31, 2006 Balance Sheet, as presented, have been reclassified from long-term to short-term.

9. Litigation Settlement

In fiscal year 2003, the Company recorded a liability in the amount of $300,000 in conjunction with the settlement of a class action law suit in May of 2003. The settlement called for the Company to issue 120,000 shares of common stock to the class participants. The liability was valued based on the closing price of the Company's common stock at the time of settlement, or $2.50 per share. On November 2, 2005, the Company issued 84,000 shares to the class participants valued at $210,000. The remaining 36,000 shares of common stock, valued at $90,000 were issued to the various plaintiffs counsel on January 17, 2006.

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

10. Notes Payable

Notes payable consisted of the following at December 31:

	2006	2005
Notes payable bearing interest at 8%; principal and accrued interest due October, 20 2006 (1);	$300,000	$-
Notes payable bearing interest at 8%; principal and accrued interest due March 2006; secured by inventory.:		790,000
Convertible notes payable, non-interest bearing; due February 2006; 320,000 shares of common stock and $25,000 due upon maturity. (2)		200,000
Convertible notes payable to related parties (a Company Director or family members); non-interest bearing through December 2005 and at 10% thereafter through maturity in February 2006; 300,000 shares of common stock due upon maturity (2)		75,000

Convertible notes payable, non-interest bearing; due February 2006; 800,000 shares of common stock due at maturity (2).
Face values $ 200,000 (2)
Less unamortized discount (161,832)		38,168

Other	8,824	28,236
	308,824	1,131,404
Less current maturities	(308,824)	(22,942)
Totals	$-	$1,108,462

(1) On September 14, 2006, the Company borrowed $300,000 from its primary financing partner in the form of a 45-day unsecured promissory note, for the purpose of providing short-term cash flow to the Company due to the significant amount of cash the Company had invested in inventory and accounts receivable. The note bears and annual interest rate of 8% with interest due and payable upon the maturity date. In addition, the note reverts to an 18% default interest rate for any principal and interest outstanding after the maturity date. As of December 31, 2006, the promissory note remained outstanding and the Company is currently negotiating a waiver and term extension with the note holder.

(2) During March 2006, the holders of these notes converted them into convertible debentures..

11. Income Taxes:

No provision or benefit for income taxes was required during the years ended December 31, 2006, 2005, and 2004 because the tax effects of operating losses and other temporary differences between the book and tax bases of assets and liabilities during those periods were offset by valuation allowances in the same amounts.

A reconciliation of statutory federal income tax rate with the Company's effective income tax rate for the year ended as of December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
U.S. federal taxes statutory rate	(35.00)%	(35.00)%	(35.00)%
Increase (decrease):
State taxes	(3.25)%	(3.25)%	(3.25)%
Litigation settlement	-%	-%	-%
Non-deductible expenses	18.53%	2.37%	-%
Valuation allowances	19.72%	35.88%	38.25%
Effective tax rate	-	-	-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

	2006	2005	2004
Deferred tax assets (liabilities):
Net operating loss	$10,640,000	$8,907,000	$3,856,000
Amortization of intangibles and other	231,000	317,000	291,000
Valuation allowance	(9,873,000)	(9,224,000)	(4,147,000)
Derivatives	(998,000)	-	-
Total deferred tax asset	$-	$-	$-

As of December 31, 2006, the Company has net operating loss carryforwards of approximately $27,800,000 that are available to offset future taxable income. The net operating loss carryforwards expire in years 2020 through 2025.

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

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”). The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company has not recognized any liability for unrecognized tax benefits. The Company has not fully reviewed all of the tax positions and probabilities associated with those positions. The Company’s preliminary review indicates that any unrecognized tax benefits would not create a liability but would merely reduce the net operating loss deferred tax asset. At January 1, 2007, the total amount of unrecognized tax benefits the company may have would most likely result in a reduction to deferred tax assets which is fully reserved for with a 100% valuation allowance.

Management believes there should be no significant change of the total unrecognized tax benefits over the next twelve-month period. It is not anticipated that any of total unrecognized tax benefits, if recognized, would materially affect the effective tax rate.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2006, the Company has not accrued any interest or penalties related to uncertain tax positions.

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12. Stockholders' equity:

2006 Common Stock Issuances:

During the year ended December 31, 2006 the Company issued common stock as follows:

Issuance	Shares	Amount

Cash from private equity offerings	190,493	$184,146
Stock based compensation/expense
Employees and Directors	167,000	356,100
Consultants	64,232	76,861
Interest	28,400	61,070
Financing Fees	26,430	46,055
Litigation Settlement	43,582	105,164
Settlement of Liabilities	97,704	150,165
Conversion of Convertible Debentures	107,825	(125,257)

(1) Transactions were valued based upon the trading price of the Company's stock on the dates of the respective grants.
(2) Transactions were valued based upon the trading price of the Company's stock on the dates of the respective transactions.
(3) Transaction was valued based upon the trading price of the Company's stock on the date of the agreement.
(4) Transactions were valued based upon the terms of the Company’s March 2006 financing agreement (See note 8).

During the year ended December 31, 2006, the Company issued 190,493 shares of restricted common stock, for net proceeds of $184,146, in conjunction with a private equity offering exempt from registration under 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D, thereof. The securities underlying the offering include piggy-back registration rights.

During the year ended December 31, 2006, the Company issued 51,000 shares of restricted common stock, valued at $86,700, to officers in the form of stock compensation in accordance with their employment contracts. In addition, the Company issued 10,000 shares of restricted common stock, valued at $15,000, to employees in the form of stock compensation that was granted and expensed during fiscal year 2005..

During the year ended December 31, 2006, the Company issued 106,000 shares of restricted common stock to Directors of the Company in the form of stock compensation. Of the total shares issued, 14,000 shares were issued as compensation for the 2006 fiscal year ended December 31, 2006. The remaining 92,000 shares were issued as compensation for services rendered by Directors during the Company’s 2005 restructuring plan. The shares were valued at $254,400.

During the year ended December 31, 2006, the Company issued 64,232 shares of common stock, valued at $76,861, to consultants for marketing and legal services. The shares were registered on Form S-8 as filed with the Securities & Exchange Commission on  September 29, 2006.

During the year ended December 31, 2006, the Company issued 28,400 shares of restricted common stock, valued at $61,070, for payment of interest, in lieu of cash, relating to various notes payable that were outstanding at December 31, 2005.

During the year ended December 31, 2006, the Company issued 26,430 shares of restricted common stock, valued at $46,055, for payment of financing fees associated the Company’s March 29, 2006 convertible debenture financing agreement.

During the year ended December 31, 2006, the Company issued 36,000 and 7,582 shares of common stock, valued at $90,000 and $15,164, respectively, in conjunction with two litigation settlements.

During the year ended December 31, 2006, the Company issued 97,704 shares of common stock, valued at $150,165, to vendors and service providers for payment of outstanding liabilities. The shares were registered with the Securities Exchange Commission on Form SB-2, effective October 4, 2006.

During the year ended December 31, 2006, the Company issued 107,825 shares of common stock to convertible debenture holders for the conversion of debt. The transactions converted $133,165 of outstanding principal at $1.235 in accordance with the March 22, 2006 financing agreements (See Note 8). The shares were registered with the Securities Exchange Commission on Form SB-2, effective October 4, 2006.

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12. Stockholders' equity (continued):

2005 Common Stock Issuances:

During the year ended December 31, 2005 the Company issued common stock as follows:

	Shares	Amount
Cash from private equity offerings	648,938	$1,362,357
Cash from exercise of warrants	53,529	133,824
Stock-based compensation/expense: (1)
Employees and directors:
Restructuring expenses	102,000	486,500
Other	28,965	170,861
Consultants	3,000	13,500
Interest	2,000	8,000
Litigation settlement	3,000	10,500
Deferred financing fees (1)	7,851	27,475
Settlement of liabilities (1)	84,000	210,000
Conversion of preferred stock	70,449	776,519

(1) Transactions were valued based upon the trading price of the Company's stock on the dates of the respective transactions.

2004 Equity Unit Issuance:

On March 31, 2004, the Company issued 228,190 units (the "equity units") for sale to accredited investors at a price of $8.00 per equity unit. Each equity unit consists of (i) 8 shares of Series A Convertible Preferred Stock; (ii) 2 shares of the Company's common stock; and (iii) three common stock purchase warrants. Each warrant was exercisable until May 15, 2006, at a price of $25.00. Proceeds from the equity unit offering were allocated to the common stock, the Series A Convertible Preferred Stock and the common stock purchase warrants based on their relative fair values. The fair value of the common stock was based on the market price per share on the date the offering was completed (the "measurement date"). The fair value of the preferred stock was based on the number of shares of common stock to be received upon conversion at the common stock market share price on the measurement date. The fair value of the warrants was determined using the Black-Scholes pricing model with the following inputs: exercise price of $0.50, market price of $0.19, days to expiration of 783, volatility of 193%, and an interest rate of 4%. 944,912 preferred shares were converted to 75,593 shares of common stock for the year ended December 31, 2004 and 880,608 preferred shares were converted to 70,449 common shares for the year ended December 31, 2005. No convertible preferred shares remained outstanding as of December 31, 2005.

2004 Common Stock Issuances:

Issuance	Shares	Amount

Cash from private equity offerings	510,212	$3,403,909
Stock based compensation/expense
Employees and Directors (1)	26,250	$252,375
Consultants (2)	28,118	$299,580
Liabilitiy due to related party (2)	7,843	$50,000
Settlement of Liabilities (2)	9,828	$78,048
Intangible assets (2)	53,304	$461,360
Equity unit offering (3)	9,128	$95,783
Cashless exercise of warrants (4)	15,890	$-
Conversion of series A preferred shares (3)	75,593	$-

(1) Transactions were valued based upon the trading price of the Company's stock on the dates of the respective grants.
(2) Transactions were valued based upon the trading price of the Company's stock on the dates of the respective transactions.
(3) Transaction was valued based upon the terms of the financing agreement (See “2004 Equity Unit Issuance”).
(4) Transactions were valued based upon the terms of a 2003 financing agreement.

During the year ended December 31, 2004, the Company issued 510,212 shares of restricted common stock to accredited investors in conjunction with three separate private equity offerings, for net proceeds of $3,403,909. The offerings and sales were deemed to be exempt under Rule 506 of Regulation D and Section 4(2) of the Securities Act. The securities underlying the offerings were subsequently registered on Form SB-2 with the Securities and Exchange Commission, the registration of which became effective on October 29, 2004.

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12. Stockholders' equity (continued):

During the year ended December 31, 2004, the Company issued 2,000 shares of restricted common stock, valued at $15,500, to employees in conjunction with employment signing bonuses. In addition, the Company issued 20,500 shares of restricted common stock, valued at $205,000, to Directors for annual Board compensation, and 3,750 shares of restricted common stock, valued at $31,875, to two Directors as compensation for capital raising efforts.

During the year ended December 31, 2004, the Company issued 28,118 shares of restricted common stock, valued at $299,580, to various consultants for services rendered primarily for the development of the Company’s power line security technology and products.

During the year ended December 31, 2004, the Company issued 8,824 shares of restricted common stock, valued at $150,000, in conjunction with the purchase of patents, and issued 44,480 shares of restricted common stock, valued at $311,360, in conjunction with the acquisition of a software license agreement.

Common stock Warrants:

During the year ended December 31, 2006, the Company issued warrants to purchase 1,883,761 shares of common stock in conjunction with the March 2006 convertible debenture financing. The warrants carry 5 year expiration with a strike price of $2.375; and were registered with the Securities & Exchange Commission on Form SB-2, effective on October 4, 2006. In addition, warrants to purchase 23,302 shares of common stock expired unexercised during the year ended December 31, 2006.

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

The following table sets forth activity of the warrants for the years ended December 31, 2006, 2005 and 2004

		Exercise
	Activity	Prices
Warrants outstanding at January 1, 2004	19,200	$2.50
2004 Activity:
Issued	113,344	$10.00 - 25.00
Exercised	(19,200)	$2.50
Expired	-
Warrants outstanding at December 31, 2004	113,344	$10.00 - 25.00
2005 Activity:
Issued	84,169	$5.00 - 12.50
Exercised	(53,529)	$2.50
Expired	-
Warrants outstanding at December 31, 2005	143,984	$10.00 - 25.00
2006 Activity:
Issued	1,883,761	$2.375
Exercised	-
Expired	(23,302)	$11.25 - 25.00
Warrants outstanding at December 31, 2006	2,004,443	$2.375 - 25.00
Stock Warrants vested and exercisable	2,004,443	$2.375 - 25.00

Weighed average exercise price:
December 31, 2006		$3.19

Common Stock Options:

During the year ended December 31, 2006, options to purchase 56,515 shares of common stock expired unexercised. The options had strike prices ranging from $2.50 to $16.00 per share.

The Company granted 34,334 options to employees during the year ended December 31, 2005. The stock options have a term of 10 years and a strike price of $10.50 per share. In addition, the Company granted 24,000 options to a former officer as part of a severance agreement. The options have an 18 month term and an exercise price of $12.50 per share. Options for 1,823 shares of common stock with exercise prices ranging from $2.50 to $16.00 per share expired unexercised.

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

12. Stockholders' equity (continued):

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

The following table reflects stock option activity:

		Exercise
	Activity	Prices
Options outstanding at January 1, 2004	141,533	$1.50 - 11.00
2004 Activity:
Granted	16,587	$10.50 - 16.00
Exercised	-
Expired	-
Options outstanding at December 31, 2004	158,120	$1.50 - 16.00
2005 Activity:
Granted	34,334	$10.50 - 12.50
Exercised	-
Expired	(1,823)	$2.50 - 16.00
Options outstanding at December 31, 2005	190,631	$1.50 - 16.00
2006 Activity:
Granted	-
Exercised	-
Expired	(56,515)	$1.50 - 16.00
Options outstanding at December 31, 2006	134,116	$1.50 - 16.00
Stock options vested and exercisable	134,116	$1.50 - 16.00

Weighed average exercise price:
December 31, 2006		$5.81

13. Commitments and contingencies:

In September of 2005, the Chief Executive Officer and the Chief Financial Officer executed identical three year Employment Agreements. The agreements provide for each officer to receive an annual salary of $150,000 per year. Pursuant to the terms of the agreements, each officer is eligible to receive a bonus, computed quarterly, in an amount equivalent to a minimum of 30% of his base salary earned during the corresponding calendar quarter, with the exact amount to be determined by the Company’s Compensation Committee. Each officer is also entitled to $750 per month in auto allowance, 3 weeks of paid vacation, and fringe, health insurance and retirement benefits in accordance with our policies applicable to all employees. The Board of Directors may terminate employment for Cause, with no additional compensation due. Each officer is entitled to voluntarily terminate his employment without any additional compensation to be due to him. If the Company terminates employment other than for Cause, the terminated officer shall be entitled to receive the amount of his base salary remaining under the term of his agreement. Furthermore, the Board of Directors is entitled to terminate employment because of illness or incapacity as more fully set forth in the agreements.

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

13. Commitments and contingencies (continued):

Operating Leases:

The Company leases its office and warehouse facilities under non-cancellable leases. Minimum lease payments under the non-cancellable operating leases are as follows:
Year ending December 31,
2007	$93,208
2008	89,128
2009	92,556
2010	95,984
2011	74,131
$445,007

The Company recorded rent expense of $145,299, $141,992, and $73,550 under non-cancellable leases for the years ended December 31, 2006, 2005, and 2004, respectively.

Litigation, claims and assessment:

Diversified Personnel

In September 2005, we became a defendant in a law suit filed by Diversified Personnel in an attempt to recover approximately $8,500 in outstanding invoices related to our use of temporary labor in our research and development office in California prior to the restructuring of our company in March and April of 2005. The plaintiff received a judgment in December 2005. In May of 2006, the plaintiff agreed to accept common stock in lieu of cash to satisfy the obligation. The shares were registered in our registration statement on Form SB-2 that became effective on October 4, 2006. On October 12, 2006, we issued 6,629 shares of common stock to the plaintiff, valued at $8,750.

Guestlinx, LLC

On May 19, 2006 we learned that a default judgment had been entered against us on May 3, 2006 in the Superior Court of California, Orange County, in the amount of $90,561, to the plaintiff Guestlinx, LLC. The obligation is associated with the Hotel/MDU product segment, the operations of which were discontinued in April of 2005. The judgment was granted based on an action filed by Guestlinx, LLC on November 2, 2005. We had no prior knowledge of the action and believe it was never properly served. We retained counsel in California, and on August 4, 2006 were successful in having the judgment set aside for improper service. We had previously recorded a liability associated with this dispute in the amount of $46,352. On December 8, 2006, we negotiated a settlement and release agreement at a mandatory settlement conference, in the amount of $52,500. We remitted $16,250 toward the settlement amount on December 15, 2006, and the remaining balance of $36,250 was recorded as an accrued liability at December 31, 2006. Under the agreement, we were required to pay the remaining balance by February 15, 2007, but were unable to do so. The agreement provides for the plaintiff to receive a stipulated judgment in the amount of $60,000 (less amounts remitted) if we are in default of the agreement. As of April 18 2007, we were working with the plaintiff on a revised payment schedule and a judgment has not been filed.

Satius, Inc. License Agreement

On June 7, 2006, a civil action was initiated against us (the “Action”) by Satius, Inc. (“Satius”), on August 17, 2005, in which Satius alleged various claims under a former license agreement (the “Agreement”), entered into on December 18, 2002, by and between Satius and our company and subsequently terminated by Satius on July 10, 2004, was dismissed in the Court of Common Pleas of Montgomery County, Pennsylvania.  On June 9, 2006, we were notified by our counsel that Satius had appealed the dismissal. On March 19, 2007, the dismissal was upheld on all accounts.

SEC Investigation

We have settled the previously reported investigation by the SEC as described below.

On June 27, 2006, the SEC filed a civil action in the United States District Court for the District of Columbia against our company, our former chief executive officer, George S. Bernardich III, and our former secretary and treasurer, James R. Cox. We consented to the entry of a judgment permanently enjoining us from violating Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 (“Exchange Act”), which are general antifraud provisions of the federal securities laws. We also consented to being enjoined from violating the periodic reporting, books and records, and internal controls provisions contained in Exchange Act Sections 13(b)(2)(A), 13(b)(2)(B), and 15(d) and Rules 15d-1, 15d-11, 15d-13, and 12b-20 thereunder.

Mr. Bernardich and Mr. Cox consented to the entry of judgments permanently enjoining them from violating Section 10(b) of the Exchange Act and Rule 10b-5 thereunder and aiding and abetting our alleged reporting violations, and barring them from serving as officers and directors of public companies for a period of ten years. Our company, Mr. Bernardich and Mr. Cox consented to the entry of the judgments without admitting or denying the allegations in the SEC’s Complaint. Mr. Bernardich was our President and Chief Executive Officer from February 2001 until April 2005. He was the Chairman of our Board of Directors from August 2000 until February 2005 and remained a member of our board of directors until March 2006. We currently have a consulting/severance arrangement with Mr. Bernardich. Mr. Cox was our Secretary, Treasurer and a member of our board of directors from the time we went public in March 1999 until approximately July 2002. Mr. Cox is currently employed by us in a product development capacity.

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

13. Commitments and contingencies (continued):

The requested relief was approved by the Court on August 7, 2006.

The Complaint alleged that in September 2004, we violated the antifraud provisions of the federal securities laws by issuing materially misleading press releases and filing materially misleading reports with the SEC concerning a purported $23 million sales contract with a defense contractor known as Universal General Corporation (“UGC”), which, in fact, had no revenues, no assets, and no means to satisfy any portion of its $23 million contractual obligation to us. According to the Complaint, we performed virtually no due diligence to determine whether UGC was legitimate and could meet its contractual obligations. The Complaint states that Mr. Bernardich was responsible for our due diligence failures and for drafting our materially misleading press releases and SEC filings. The Complaint also alleges that during the first three quarters of fiscal year 2000, we fraudulently recognized nearly ninety percent of our reported revenues based on fictitious camera sales by initiating consignment arrangements with numerous dealers and recording the consignment order amounts as revenue before any cameras were manufactured, shipped to the dealers, or sold to customers. The Complaint alleges that during this same period, we also issued numerous deceptive press releases that materially misrepresented our operations and offered glowing, but unsubstantiated, revenue and earnings forecasts. The Complaint also alleges that in April 2001, following a management change, we filed with the SEC an annual report for 2000 containing a misleading restatement of revenues and other materially misleading disclosures and accounting errors. According to the Complaint, the principal architect of our fraudulent activities during 2000 was our now-deceased former chief executive officer, Richard L. McBride. According to the Complaint, among other things, we failed to disclose in violation of applicable SEC regulations that Mr. McBride had been convicted of fraud in 1998 and was serving a six-year probation term.

The Complaint also alleges that Mr. Cox was responsible for certain of our fraud and reporting violations and Mr. Bernardich, who had replaced Mr. McBride as chief executive officer in February 2001, aided and abetted our reporting violations with respect to our 2000 annual report.

In addition, our current Chief Financial Officer, Douglas Bauer, has consented to the issuance of a cease-and-desist order for his role in causing our reporting violation in connection with its April 2002 restatement of a deferred tax asset. Mr. Bauer consented to the issuance of the order without admitting or denying the findings in the Order.

14. Earnings per common share:

The Company accounts for earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Under SFAS No. 128, basic EPS is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding without including any potentially dilutive securities. Diluted EPS is computed by dividing the net loss applicable to common stockholders for the period by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents.

Potentially dilutive securities, which have been excluded from the determination of diluted EPS because their effect would be anti-dilutive; are 2,004,443 warrants and 134,116 stock options to purchase common stock; and 3,521,642 shares of common stock underlying convertible debentures (Note 8).

15. Recent accounting pronouncements:

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

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

15. Recent accounting pronouncements (continued):

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of FIN 48 will have a material effect on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements,” which requires registrants to consider the effect of all carryover and reversing effects or prior year misstatements when quantifying errors in current year financial statements. The cumulative effective of initial application is to be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year, and the offsetting is to be made to the opening balance of retained earnings for that year. The provisions of SAB 108 are effective for the Company’s fiscal year ending December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial statements.

In February, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management currently does not expect that the adoption of FAS 159 will have a material effect on the Company’s financial position or results of operations.

16. Discontinued Operations:

During the quarter ended March 31, 2005, the Company formalized a plan to dispose of its Hotel/MDU products segment. The plan included the termination of all employees associated with the segment, and the closing of the Company's sales office in South Carolina. At the end of the quarter ended June 30, 2005, the plan had been implemented and the Company had secured an agreement with an outside party to sell the remaining installation and monthly service contracts. Operating results for the discontinued segment have been reported separately as discontinued operations in the consolidated statements of income for all periods presented. Following are the components of the amounts disclosed.

Loss from Discontinued Operations:
	Year Ended December 31,

	2006	2005
Net Revenues	$-	$118,030
Cost of Goods Sold	-	113,614
Gross Profit	-	4,416

Operating Expenses	22,736	186,142

Net Loss	$(22,736)	$(181,726)

Assets and Liabilities of Discontinued Operation:
December 31,
	2006	2005
Total Assets related to discontinued operations
Accounts Receivable	$-	$16,588

Total Liabilities related to discontinued operations
Accounts Payable	$40,754	$155,128

POWERLINX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

17. Quarterly Information (unaudited):

2006	March	June	September	December

Net Sales	$211,585	$287,832	$1,004,564	$223,197
Gross Profit	84,505	132,866	272,876	44,305
Gain (loss) before discontinued operations	(2,184,400)	583,306	(584,781)	(802,323)
Gain (loss) from discontinued operations	-	(16,588)	-	(6,148)
Net loss	$(2,184,400)	$566,718	$(584,781)	$(808,471)
EPS: basic and diluted;
Continuing Operations	(0.48)	0.12	(0.12)	(0.16)
Discontinued Operations	-	-	-	-
	$(0.48)	$0.12	$(0.12)	$(0.16)

2005	March	June	September	December

Net Sales	$427,434	$504,194	$223,945	$115,473
Gross Profit	112,252	151,805	87,416	(6,839)
Loss before discontinued operations	(1,885,168)	(1,143,397)	(930,385)	(1,708,078)
Loss from discontinued operations	(138,882)	(32,206)	(10,638)	-
Net loss	(2,024,050)	(1,175,603)	(941,023)	(1,708,078)
EPS: basic and diluted;
Continuing Operations	(0.55)	(0.32)	(0.23)	(0.40)
Discontinued Operations	(0.04)	(0.01)	-	-
	$(0.59)	$(0.33)	$(0.23)	$(0.40)

18. Subsequent events:

Subsequent to December 31, 2006, we borrowed $500,000 from our primary financing partner through the issuance of two separate unsecured promissory notes. We executed a promissory note on January 29, 2007 in the amount of $300,000. The note was due on February 28, 2007, and bears an 8% interest rate. On March 21, 2007, we executed a second promissory note in the amount of $200,000. The note is due on May 5, 2007, and bears an 8% interest rate. Interest on each of these notes is due and payable upon the maturity date. In addition, both notes revert to an 18% default rate for any principal and interest outstanding after the maturity date. Currently, both notes remain outstanding, and the Company is negotiating a term extension with the note holder, for each of the aforementioned notes.

Despite having received $500,000 from short-term borrowing efforts subsequent to December 31, 2006, the Company will need additional funding to complete the launch of its new products and technologies, and to fund operations through December 31, 2007, or until it can achieve profitability. The Company is currently in discussions with its financing partner to raise additional capital.

In 2007, our Board of Directors adopted our 2007 Incentive Stock Option Plan (“2007 Stock Option Plan” or “2007 Plan”), under which we are currently authorized to issue up to 5,000,000 shares of our common stock for issuance upon the exercise of stock options or the grant of restricted shares, which adoption is subject to stockholder approval at our next annual meeting. We plan to seek stockholder approval in order to satisfy the requirements for performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, the requirements under Section 422 of the Code with respect to incentive stock options to the extent such options are granted under the 2007 Plan. The following may be granted under the Plan: shares of restricted common stock; options to acquire shares of our common stock intended to qualify as incentive stock options, or ISOs, under Section 422(b) of the Internal Revenue Code; or non-qualified stock options to acquire shares of our common stock, or NSOs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our affect internal controls over financial reporting that occurred during the our fiscal quarter ended December 31, 2006.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. MANAGEMENT -OFFICERS & DIRECTORS.

The following table sets forth information regarding our directors and executive officers as of December 31, 2006:

Name	Age	Position	Director Since

Michael Tomlinson (1)	58	Chief Executive Officer and Chairman	March 2005
Douglas Bauer	45	Chief Financial Officer, Secretary and Treasurer	n/a
Myles J. Gould*	64	Director	April 1999
Dr. Bradford M. Gould*	37	Director	April 1999
Martin A. Traber (3)	61	Director	November 2003
William B. Edwards (2)	66	Director	November 2003
Francisco Sanchez (2)	47	Director	November 2003
Ted Shalek	57	Director	March 2006
Douglas A. McIntyre (5)
James A. Williams (6)
George S. Bernardich, III (7)

* Dr. Brad M. Gould is the son of Myles J. Gould.

1. Mr. Tomlinson was appointed Chief Executive Officer on May 17, 2005. He was appointed to the Board of Directors on March 6, 2005 and as Chairman on February 26, 2007, in accordance with the Company By-laws.

2. Mr. Edwards and Mr. Sanchez were appointed to the Board of Directors, by the residing Board of Directors, effective November 1, 2003; in accordance with the Company By-laws.

3. Mr. Traber was appointed to the Board of Directors, by the residing Board of Directors, effective November 1, 2003; in accordance with the Company By-laws.

4. Mr. Shalek was appointed to the Board of Directors on March 6, 2006; in accordance with the Company By-laws. He also serves as Chairman of the Audit Committee.

5. Mr. McIntyre was appointed to the Board of Directors, by the residing Board of Directors, effective March 1, 2004; in accordance with the Company By-laws. He voluntarily resigned from the Board of Directors on March 3, 2006.

6. On February 26, 2007, Mr. James Williams resigned as the Chairman of the Company’s board of directors and as a member of the board of directors.

7. Mr. Bernardich voluntarily resigned from the Board of Directors on March 6, 2006.

Directors are elected or appointed to serve until the next annual meeting and until their successors are elected and qualified. Officers are appointed to serve for one year until the meeting of the Board of Directors following the annual meeting of stockholders and until their successors have been elected and qualified.

The following information sets forth the backgrounds and business experience of our directors and executive officers and has been provided to us by each respective individual:

MICHAEL TOMLINSON

Mr. Tomlinson joined PowerLinx in February 2004, and is currently our Chief Executive Officer, effective May 17, 2005. He was appointed Chairman of the Board on February 26, 2007.He received a BBA in both Marketing and Management from the University of Memphis in 1975. Mike has extensive sales, marketing, product development, Business Reengineering and general management experience, having served over 25 years with HavaTampa Cigar, Lenox Brands, PepsiCo (18 yrs.) and Proctor and Gamble. Mike held the office of Vice-President or Senior Vice-President with these companies for 16 years. For the years prior immediately prior to joining PowerLinx, in 2004, he capitalized on his career experiences as a Business Reengineering Consultant with Benchmark Associates.

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

WILLIAM B. EDWARDS

Mr. Edwards is currently President of K & M Associates LP, a leading fashion accessory house based in Providence, Rhode Island and is considered an expert in mass retailing and marketing through retailers. He has served as President & COO of Revco, D. S. Inc., President & CEO of F & M Distributors, President & Owner of Xpect Discount Stores, President & COO of Milor/Solo Inc., Vice-President of Mattel and Vice-President at W.T. Grant Company. In addition, he is President and Founder of the privately held consulting company W.B.E., Inc. which specializes in strategic planning, development and installation of business re-engineering, new product development, marketing, marketing management, distribution and channel development and selection, development of business plans and financing of plans. His clients have included American Greetings, Allison Reed Group, Prospect Street Investments Management, U. S. Mint, Rexall Sundown and many more. In addition, Mr. Edwards is, or has been a member of several boards which have included Office Max, Revco, and Talon Group to name a few.

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

THADDEUS J. SHALEK

Mr. Shalek is currently the CFO of Lindell Properties, (a national real estate development organization) Tampa, Florida. Previously the CEO and CFO of Vertical Health Solutions, Inc., Oldsmar, Florida and the owner and president of Shalek & Associates, CPA's Inc., a local Certified Public Accounting firm in Cleveland, Ohio providing accounting, tax and consulting services to small and medium sized businesses. Mr. Shalek worked as an auditor and tax manager with Coopers & Lybrand (now PriceWaterhouseCoopers) and was an adjunct instructor of business, accounting and taxation at Cuyahoga Community College of Cleveland, Ohio. Mr. Shalek earned his BSBA from John Carroll University, Cleveland, Ohio and his MBA from The University of Tampa. Mr. Shalek has served on numerous charitable and business boards through out his career. He is a CPA (Certified Public Accountant), CVA (Certified Valuation Analyst) and is an arbitrator for the NASD (National Association of Securities Dealers).

Family Relationships

With the exception of Dr. Brad M. Gould being the son of Myles J. Gould, each one a member of our Board of Directors, there are no family relationships among any of our officers or other directors.

Compliance With Section 16(A) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act, as of December 31, 2006:

Name & Relationship	Number of Late Reports	Transactions not Timely Reported	Known failure to file a required form

Michael Tomlinson, CEO, Chairman	2	0	0
Douglas Bauer, CFO	2	0	0
Myles Gould, Director	2	0	0
Brad Gould, Director	1	0	0
James Williams, Director	1	0	0
William Edwards, Director	2	0	0
Frank Sanchez, Director	2	0	0
Martin Traber, Director	1	0	0

Board Committees

Audit Committee

The Audit Committee charter was discussed, reviewed and adopted on December 1, 2003. The Audit Committee currently consists of Mr. Shalek, Mr. M. Gould and Mr. Traber. The Board of Directors has determined that Mr. Shalek is an “audit committee financial expert” as defined in SEC rules. The audit committee held several meetings during fiscal year 2006 coincident with the filing of periodic reports with the SEC and other press releases involving financial matters. Also on March 6, 2006, Mr. Shalek was appointed Chairman of the audit committee.

The Audit Committee oversees the accounting, financial reporting and audit processes; makes recommendations to the board of directors regarding the selection of independent auditors; reviews the results and scope of audit and other services provided by the independent auditors; reviews the accounting principles and auditing practices and procedures to be used in preparing our financial statements; and reviews the Company’s internal controls.

Compensation Committee

Our compensation committee for 2006 consisted of Mr. Sanchez and Mr. M. Gould. On October 18, 2004, the board of directors appointed Mr. Sanchez as the member of the Compensation committee, and Mr. M. Gould was added as a member on May 16, 2006. The compensation committee had two formal meetings during the year and numerous informal meetings and discussions throughout 2006. The committee determines the compensation level, option grants and other compensation for our executive officers.

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

CORPORATE GOVERNANCE

Board Determination of Independence

Our board of directors has determined that Messrs. Sanchez, Edwards, Traber, Shalek, M.Gould, and B. Gould are each “independent” as that term is defined by the National Association of Securities Dealers Automated Quotations (“NASDAQ”).  Under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years;  (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the Company has served on that company’s compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the Company’s outside auditor. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent.

Board of Directors Meetings and Attendance

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of our Board of Directors is to oversee the management of our company and, in doing so, serve the best interests of the company and our stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. Our Board of Directors also participates in decisions that have a potential major economic impact on our company. Management keeps the directors informed of company activity through regular communication, including written reports and presentations at Board of Directors and committee meetings.

We have no formal policy regarding director attendance at the annual meeting of stockholders, although all directors are expected to attend the annual meeting of stockholders if they are able to do so. The board of directors held six (6) meetings in 2006, of which four (4) were telephonic. During four (4) of the board meetings, all board members were present, either by person or on the telephone in the case of the telephonic meetings. Mr. Traber did not participate in two (2) meetings, Mr. Edwards did not participate in one (1) meeting, Mr. Sanchez did not participate in (1) meeting, and Mr. Brad Gould did not participate in (1) meeting.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

We believe our success depends on the continued contributions of our named executive officers. Personal relationships are very important in our industry. Our named executive officers are primarily responsible for many of our critical customer and supplier relationships. The maintenance of these relationships is critical to ensuring our future success. Therefore, it is important to our success that we retain the services of these individuals and prevent them from competing with us should their employment with us terminate.

Our compensation programs are designed to provide our named executive officers competitive salaries, short term bonus opportunities, and long term equity incentives. Our goal is to provide our named executive officers with incentives that are aligned with the performance of our business and the performance of our common stock. Our salary amounts are intended to be competitive with similarly situated companies.

Our Compensation Committee reviewed and approved the proposed compensation programs. Additionally, as further described below, in 2003 and in June of 2006, shareholders holding majority of our then outstanding shares of common stock approved our 2003 Stock Incentive Plan and the subsequent increase in shares authorized under the 2003 Stock Incentive Plan. In addition, in 2007, our Board of Directors and our Compensation Committee reviewed and approved our 2007 Incentive Stock Option Plan, under which we are currently authorized to issue up to 5,000,000 shares of our common stock for issuance upon the exercise of stock options or the grant of restricted shares, which adoption is subject to stockholder approval at our next annual meeting. We plan to seek stockholder approval in order to satisfy the requirements for performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, the requirements under Section 422 of the Code with respect to incentive stock options to the extent such options are granted under the 2007 Plan.

Our compensation plan consists of the following components: salary, annual incentive bonus and long term equity incentives. The details of each these components are described in the tables and narrative below.

Our compensation plan is aimed to further our belief that that retaining these officers is imperative to our success. The long-term equity incentive plan, under which options are issued, is designed to award activities that increase the trading price of our common stock. The management incentive bonus plan is designed to reward increases in our earnings before interest, taxes, and amortization.

Compensation Committee Report on Executive Compensation

The Compensation Committee is comprised of Mr. Sanchez and Mr. M. Gould, both independent non-employee directors. The Compensation Committee sets the principles and strategies it serves to guide the design of our compensation plans and programs. The Compensation Committee will annually evaluate the performance of our CEO and the other named executive officers. Taking their performance evaluations into consideration, the Compensation Committee will establish and approve their compensation levels, including base salary, annual bonuses, and equity incentives. The Compensation Committee had two formal meetings during the 2006 fiscal year and numerous informal meetings and discussions throughout this period, and considered compensation plans and programs entered into between us, and the CEO and named executive officers.

Our Compensation Philosophy and Plans

Our executive compensation program is designed to attract and retain superior executive talent, to provide incentives and rewards to executive officers who will contribute to our long-term success and to closely align the interests of executives with those of our stockholders. The Compensation Committee reviews our executive compensation plans and programs through the application of the business judgment of each of its members. The Compensation Committee uses discretion and considers an executive’s entire compensation package when setting each portion of compensation, which is based upon corporate goals and performance, individual initiatives and performance, and overall market considerations. The principal elements of our executive compensation program consist of: (i) annual base salary, (ii) participation in our management incentive plan that provides for an annual bonus, and (iii) equity incentive plan.

Base Salaries Annual base salaries for executive officers are initially determined by evaluating the responsibilities of the position and the experience and knowledge of the individual. Also taken into consideration is the competitiveness of the marketplace for executive talent, including a comparison of base annual salaries for comparable positions at peer companies.

Stock Incentive Plan. The 2003 Stock Incentive Plan permits the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance shares; stock appreciation rights (SARS) and other common stock-based awards to our executive officers. Options to purchase our common stock and/or SARS have been issued to each executive officer as further set forth below in the “Summary Compensation Table”. The options and SARS both have an exercise price equal to the fair market value of our common stock on the grant date.

In addition, in 2007, our Board of Directors and our Compensation Committee reviewed and approved our 2007 Incentive Stock Option Plan, which adoption is subject to stockholder approval at our next annual meeting. The 2007 Stock Incentive Plan permits the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units, performance shares, stock appreciation rights (SARS) and other common stock-based awards to our executive officers. Options to purchase our common stock and/or SARS have been issued to each executive officer as further set forth below in the “Summary Compensation Table”. The options and SARS both have an exercise price equal to the fair market value of our common stock on the grant date. The Compensation Committee believes that equity incentives help align the interests of the executives with those of the stockholders and provide incentives for the executives to create long-term value for our stockholders.

Section 162(m). Section 162(m) of the Internal Revenue Code, provides that compensation in excess of $1,000,000 paid to the President and CEO or to any of the other four most highly compensated executive officers of a public company will not be deductible for federal income tax purposes unless such compensation satisfies one of the enumerated exceptions set forth in Section 162(m). The Compensation Committee has reviewed our compensation plans and programs with regard to the deduction limitation set forth in Section 162(m). Based on this review, the Compensation Committee anticipates that the annual bonus, long term incentive plan bonus and gain, if any, recognized by our CEO and named executive officers upon the exercise of stock options or SARS meet the requirements for deductibility under Section 162(m) of the Code.

Compensation of the Chief Executive Officer As of December 31, 2006, we have entered into employment agreements with all of our named executive officers. Mr. Tomlinson and Mr. Bauer are each paid an annual salary of $150,000 and are eligible for an annual bonus if our financial targets are achieved. The amount of the annual bonus is determined using a floating percentage of annual base salary based on the level of attainment of various financial metrics. The Compensation Committee believes that both Mr. Tomlinson and Mr. Bauer are critical to our future success and that this compensation package properly aligns their interests with that of our shareholders.

The Compensation Committee:
Mr. Sanchez
Mr. M. Gould

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and to our other named executive officers and directors whose total annual salary and bonus exceeded $100,000 (collectively, the “named officers”) for fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (7)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Michael Tomlinson (5) CEO and Chairman	2006	150,000	45,000	44,200	(2)	—	—	—	— (3)	239,200

Douglas Bauer (6) CFO, Secretary and Treasurer	2006	150,000	45,000	42,500	(4)	—	—	—	— (3)	237,500

(1) With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and stated stock award amounts, none of the named executive received any other compensation, perquisites, and personal benefits in excess of $10,000.

(2) Mr. Tomlinson received the following stock awards during the 2006 fiscal year in conjunction with his employment contract executed in September of 2005: (i) 26,000 shares of common stock approved on May 16, 2006 and issued on June 28, 2006, valued at $1.70 per share for a total compensation of $44,200. Our board of directors approved the award in light of believing that total consideration of $44,200 was a fair estimate of the amount of compensation that should be granted to Mr. Tomlinson for his services to the Company during 2006 fiscal year, and that the price of $1.70 per share was a fair value of our common stock on May 16, 2006, the approval date. The respective grant of our common stock to Mr. Tomlinson vested immediately on the date of the grant.

(3) No other compensation received.

(4) Mr. Bauer received the following stock awards during the 2006 fiscal year in conjunction with his employment contract executed in September of 2005: (i) 25,000 shares of Common Stock, approved on May 16, 2006 and issued on June 28, 2006, valued at $1.70 per share for a total compensation of $42,500. The Company’s board of directors approved the award in light of believing that total consideration of $42,500 was a fair estimate of the amount of compensation that should be granted to Mr. Bauer for his services to the Company during 2006 fiscal year, and that the price of $1.70 per share was a fair value of our common stock on May 16 , 2006, the approval date. The respective grant of common stock of the Company to Mr. Bauer vested immediately on the date of the grant.

(5) Mr. Mike Tomlinson joined us in February of 2004. In May 17, 2005, Mr. Tomlinson was appointed as our Chief Executive Officer by our Board of Directors. In 2006, Mr. Tomlinson was elected as the Chairman of our Board of Directors.

(6) Mr. Douglas Bauer joined us in March of 2001 as our Chief Financial Officer.

(7) Amounts represented stock-based compensation expense for fiscal year 2006 for stock options granted in 2006 in accordance with employment contracts.

Other Benefits

Our CEO and executive officers are eligible for welfare benefits that include medical, dental, prescription drug, long-term disability, short-term disability, accidental death and dismemberment, travel accident insurance, and group term life insurance.

With the exception of the compensation discussed in this Item, we do not have either (i) a plan that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans, nor (ii) any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payment(s) to any of our named executive officers at, following, or in connection with the resignation, retirement or other termination of any of our named executive officers, or in connection with the change in control of our company or a change in any of our named executive officers’ responsibilities following a change in control, with respect to each of our named executive officers.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and to our other named executive officers and directors whose total annual salary and bonus exceeded $100,000 (collectively, the “named officers”) for fiscal years ended December 31, 2005 and 2004.

SUMMARY COMPENSATION TABLE

						Long-term compensation
Name & Principal Position	Year	Salary $	Bonus $	Other Compensa- sation	Other Restricted Stock Awards ($)	Options SARs (#)	LTIP payouts ($)	All other Compensa- sation ($)
Michael Tomlinson (1)	2005	133,012	45,000		71,000	0	-	-
Chief Exec. Officer	2004	n/a	n/a		n/a	n/a	-	-

Douglas Bauer (2)	2005	133,012	45,000	0	87,500	0	-	-
Chief Financial	2004	100,152	40,061	8,795	67,504	208,057	-	-
Officer, Secretary

Mark Meagher (3)	2005	35,000	0	0	7,500	0	-	-
Interim President &	2004	n/a	n/a	n/a	n/a	n/a	-	-
Chief Exec. Officer

George Bernardich III (4)	2005	28,965	0	0	165,000	0	-	-
Chairman, and CEO	2004	100,152	45,068	10,614	96,000	221,014	-	-

Michael Ambler (5)	2005	41,941	0	0	110,000	0	-	-
President & Chief	2004	100,152	40,061	0	19,504	208,057	-	-

Calculations exclude standard group-insurance benefits applied equally to all salaried employees, pursuant to Item 402 of Regulation S-K.

1. Mr. Mike Tomlinson joined us in February of 2004. As part of a restructuring of our management, Mr. Tomlinson received 14,000 restricted shares of our common stock valued at $71,000. On May 17, 2005, Mr. Tomlinson was appointed as our Chief Executive Officer by our Board of Directors. In September of 2005, Mr. Tomlinson executed a three year employment contract providing for a $45,000 bonus in 2005, and an agreement for a common stock grant of 26,000 shares our common stock. Prior to that time he was not an executive officer. During 2005, Mr. Tomlinson used $16,875 of his 2005 bonus to repay us for a 2004 advance made prior to his becoming an officer of our company. The remaining portion of his 2005 bonus was accrued at December 31, 2005.

2. Mr. Douglas Bauer joined us in March of 2001 as our Chief Financial Officer but did not begin receiving salary compensation until January 2002. In 2003, Mr. Bauer received 42,383 in stock options in lieu of salary. In 2004, in addition to his cash bonus, Mr. Bauer received 4,161 stock options as outlined in his executive employment agreement. The remaining portion of his 2003 bonus, valued at $67,504, was paid in equity units consisting of 67,504 shares of Series A convertible preferred stock and 338 restricted shares of our common stock. In April of 2005, as part of a restructuring of our management, Mr. Bauer received 25,000 restricted shares of our common stock valued at $87,500. In September 2005, Mr. Bauer signed a new three year employment agreement providing for a $45,000 bonus in 2005, and an agreement for a common stock grant of 25,000 shares. During the 2005 fiscal year, Mr. Bauer received, in cash, the remaining portion of his 2004 bonus in the amount of $10,860, and $14,665 toward his 2005 bonus. The remaining portion of his 2005 bonus was accrued at December 31, 2005.

3. Mr. Mark Meagher was hired by our Board of Directors, on March 7, 2005, as a consultant to oversee our restructuring plan, and later was appointed by the Board of Directors as our then interim President and Chief Executive Officer. During his tenure with our company through June of 2005, Mr. Meagher received 8,000 restricted shares of common stock, carrying piggy back registration rights, valued at $43,500.

4. Mr. George Bernardich joined us as Chief Operating Officer in November of 2000. He resigned as our Chief Operating Officer and was promoted to Chairman, President, and Chief Executive Officer on February 21, 2001. In 2003, Mr. Bernardich received 44,215 in stock options in lieu of salary. In 2004, in addition to his cash bonus, Mr. Bernardich received 4,420 stock options. In addition, Mr. Bernardich received $10,614 in cash as payment for a portion of his 2003 bonus accrued at December 31, 2003. The remaining portion of his 2003 bonus, valued at $96,000, was paid in equity units consisting of 96,000 shares of Series A convertible preferred stock and 480 shares of restricted stock. Mr. Bernardich resigned from all of his officer positions with our company on April 12, 2005 and received 30,000 shares of restricted common stock, valued at $165,000, as part of his severance package (See Note 7 "Accrued Severance Payable").

5. Mr. Michael Ambler joined us in late February of 2001 as Chief Operating Officer, but did not begin salary compensation until December of 2001. In 2003, Mr. Ambler received 42,383 in stock options in lieu of salary for 2002. In 2004, in addition to his cash bonus, Mr. Ambler received 4,161 stock options. In addition, Mr. Ambler received the remaining portion of his 2003 bonus, as accrued at December 31, 2003, and valued at $19,504, in equity units consisting of 19,504 shares of Series A convertible preferred stock and 98 shares of restricted stock. Mr. Ambler resigned his position as our Chief Operating Officer on April 12, 2005 and received 20,000 shares of restricted common stock, valued at $110,000, as part of his severance package (See Note 7 "Accrued Severance Payable").

Upon the restructuring of our company and our management in early 2005, all of our officers and employees executed either new employment agreements or a restructuring of their compensation package. Compensation under these new agreements and plans did not provide for the use of stock options, under our 2003 Stock Option Plan, as a form of compensation during 2005, and accordingly, no options were granted during the fiscal year ended December 31, 2005.

Employment Agreements with Executive Officers

On September 12, 2005, we entered into employment agreements, with Michael Tomlinson, our Chief Executive Officer and Chairman, and Douglas Bauer, our Chief Financial Officer, that provide for total aggregate minimum annual salaries of $300,000, which became effective as of April 1, 2005.

Michael Tomlinson - A full time Employment Agreement with Mr. Tomlinson (the “Tomlinson Employment Agreement”). The agreement provides for Mr. Tomlinson to receive an annual salary of $150,000 per year and the term of the agreement shall be 3 years. Pursuant to the terms of the Tomlinson Employment Agreement, upon the execution of the agreement, Mr. Tomlinson received 26,000 shares (post-split) of our common stock. Mr. Tomlinson is eligible to receive a bonus, computed quarterly, in an amount equivalent to a minimum of 30% of his base salary earned during the corresponding calendar quarter, with the exact amount to be determined by our Compensation Committee. Mr. Tomlinson is also entitled to $750 per month in Auto Allowance, 3 weeks of paid vacation, and fringe, health insurance and retirement benefits in accordance with our policies applicable to all employees.

We may terminate Mr. Tomlinson’s employment for Cause (as defined in the Bauer Employment Agreement) with no additional compensation due to Mr. Tomlinson. Mr. Tomlinson is entitled to voluntarily terminate his employment without any additional compensation to be due to him. If we terminate Mr. Tomlinson’s employment other then for Cause, Mr. Tomlinson shall be entitled to receive the amount of his base salary remaining under the term of his agreement. Furthermore, we are entitled to terminate Mr. Tomlinson’s employment because of illness or incapacity as more fully set forth in the agreement. The Tomlinson Employment Agreement shall terminate immediately upon Mr. Tomlinson’s death with no further obligations due under the agreement. In addition, pursuant to the Tomlinson Employment Agreement, Mr. Tomlinson agreed to standard confidentiality, no competition and no solicitation provisions.

Douglas Bauer - A full time Employment Agreement with Mr. Bauer (the “Bauer Employment Agreement”). The agreement provides for Mr. Bauer to receive an annual salary of $150,000 per year, and the term of the agreement shall be 3 years. Pursuant to the terms of the Bauer Employment Agreement, upon the execution of the agreement, Mr. Bauer received 25,000 shares (post-split) of our common stock. Mr. Bauer is eligible to receive a bonus, computed quarterly, in an amount equivalent to a minimum of 30% of his base salary earned during the corresponding calendar quarter, with the exact amount to be determined by our Compensation Committee. Mr. Bauer is also entitled to $750 per month in Auto Allowance, 3 weeks of paid vacation, and fringe, health insurance and retirement benefits in accordance with our policies applicable to all employees.

We may terminate Mr. Bauer’s employment for Cause (as defined in the Bauer Employment Agreement) with no additional compensation due to Mr. Bauer. Mr. Bauer is entitled to voluntarily terminate his employment without any additional compensation to be due to him. If we terminate Mr. Bauer’s employment other then for Cause, Mr. Bauer shall be entitled to receive the amount of his base salary remaining under the term of his agreement. Furthermore, we are entitled to terminate Mr. Bauer’s employment because of illness or incapacity as more fully set forth in the agreement. The Bauer Employment Agreement shall terminate immediately upon Mr. Bauer’s death with no further obligations due under the agreement. In addition, pursuant to the Bauer Employment Agreement, Mr. Bauer agreed to standard confidentiality, no competition and no solicitation provisions.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each of our named executive officers outstanding as of the end of our fiscal year ended December 31, 2006.

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan Awards:
								Plan	Market or
								Awards:	Payout
								Number	Value
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	of Unearned Shares, Units or Other Rights That Have Not Vested (#)	of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Tomlinson	—	—	—	—	—	—	—	—	—

Douglas Bauer	42,067	—	—	2.50	Jan. 3, 2013	—	—	—	—
	225	—	—	1.50	June 3, 2013	—	—	—	—
	91	—	—	11.00	Sep. 30, 2013	—	—	—	—
	4161	—	—	16.00	Dec. 31, 2013	—	—	—	—
	2893	—	—	10.50	Dec. 31, 2014	—	—	—	—

DIRECTOR COMPENSATION

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the fiscal year ended December 31, 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (12)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g) (11)	Total ($) (h)
Michael Tomlinson (1)	0	0
Myles Gould (2)	1,200	28,800	--	--	--	--	30,000
Brad Gould (3)	850	28,800	--	--	--	--	29,650
Williams Edwards (4)	950	28,800	--	--	--	--	29,750
Frank Sanchez (5)	1,200	40,800	--	--	--	--	42,000
Martin Traber (6)	950	40,800	--	--	--	--	41,750
James Williams (7)	0	52,800	--	--	--	--	52,800
George Bernardich (8)	0	0	--	--	--	--	0
Ted Shalek (9)	1,350	4,800	--	--	--	--	6,150
Douglas McIntyre (10)	0	28,800	--	--	--	--	28,800

(1)  Mr. Tomlinson is our Chief Executive Officer and Chairman of our board of directors and does not receive additional compensation for serving as our director. See Executive Compensation table above for the total amount of compensation received by Mr. Tomlinson in his capacities as our executive officer.

(2)  Under our 2003 Stock Incentive Plan, on April 21, 2006, Myles Gould was awarded 12,000 shares of our common stock at a per share price of $2.40, which vested immediately on the date of the grant. The aggregate grant date fair value of this award is $28,800.

(3) Under our 2003 Stock Incentive Plan, on April 21, 2006, Brad Gould was awarded 12,000 shares of our common stock at a per share price of $2.40, which vested immediately on the date of the grant. The aggregate grant date fair value of this award is $28,800.

(4) Under our 2003 Stock Incentive Plan, on April 21, 2006, Mr. Edwards was awarded 12,000 shares of our common stock at a per share price of $2.40, which vested immediately on the date of the grant. The aggregate grant date fair value of this award is $28,800.

(5)  Under our 2003 Stock Incentive Plan, on April 21, 2006, Mr. Sanchez was awarded 17,000 shares of our common stock at a per share price of $2.40, which vested immediately on the date of the grant. The aggregate grant date fair value of this award is $40,800.

(6)  Under our 2003 Stock Incentive Plan, on April 21, 2006, Mr. Traber was awarded 17,000 shares of our common stock at a per share price of $2.40, which vested immediately on the date of the grant. The aggregate grant date fair value of this award is $40,800.

(7)  Under our 2003 Stock Incentive Plan, on April 21, 2006, Mr. Williams was awarded 22,000 shares of our common stock at a per share price of $2.40, which vested immediately on the date of the grant. The aggregate grant date fair value of this award is $40,800. On February 26, 2007, Mr. James Williams resigned as the Chairman of the Company’s board of directors and as a member of the board of directors.

(8)  Mr. Bernardich voluntarily resigned from the Board of Directors on March 6, 2006 and did not receive any compensation in 2006 fiscal year for serving as a member of our board of directors.

(9) Under our 2003 Stock Incentive Plan, on April 21, 2006, Mr. Shalek was awarded 2,000 shares of our common stock at a per share price of $2.40, which vested immediately on the date of the grant. The aggregate grant date fair value of this award is $4,800.

(10) Under our 2003 Stock Incentive Plan, on April 21, 2006, Mr. McIntyre was awarded 12,000 shares of our common stock at a per share price of $2.40, which vested immediately on the date of the grant. The aggregate grant date fair value of this award is $28,800. Mr. McIntyre voluntary resigned from the Board of Directors on March 3, 2006.

(11)  With the exception of reimbursement of expenses incurred by our directors during the scope of their services, none of the named directors received any other compensation, perquisites, and personal benefits in excess of $10,000.

(12) Amounts represented stock-based compensation expense for fiscal year 2006 for stock options granted in 2006 under SFAS 123R as discussed in Note 1 “Stock-Based Compensation” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2007 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Each person's address is c/o PowerLinx, Inc., 1700 66th Street. Suite 200, St. Petersburg, FL 33710.

Name and address of owner	Title of Class	Capacity with Company	Number of Shares Beneficially Owned* (1)	Percentage of Class
Mike Tomlinson	Common Stock	CEO and Chairman	40,000 (2)	**
Douglas Bauer	Common Stock	CFO	94,526 (3)	1.79%
Martin A. Traber	Common Stock	Director	22,900 (4)	**
William B. Edwards	Common Stock	Director	49,213 (5)	**
Francisco Sanchez	Common Stock	Director	37,400 (6)	**
Myles J. Gould	Common Stock	Director	79,217 (7)	1.51%
Dr. Bradford M. Gould	Common Stock	Director	22,148 (8)	**
Ted Shalek	Common Stock	Director	2,000 (9)	**
RIT Capital Partners	Common Stock	-	376,373 (10) (13)	6.75%
Sofaer Capital Global Fund	Common Stock	-	2,966,802 (11) (13)	40.67%
Vatas (Belgique) SA	Common Stock	-	1,846,154 (12)(14)	26.06%
All Officers and Directors As a Group (8 persons)			298,367	6.54%

* Beneficial ownership set forth above reflects the 1-50 reverse stock split of the Company's common stock which occurred on March 22, 2006. Based on 5,237,762 shares of common stock issued and outstanding as of April 18, 2007.

** Beneficial ownership set forth above is less than 1% and reflects the 1-50 reverse stock split of the Company's common stock which occurred on March 22, 2006.

1. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 18, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

2. Beneficial ownership consists entirely of common stock.

3. Includes 45,089 shares of common stock, and 49,437 stock options.

4. Includes 22,500 shares of common stock and 400 stock options.

5. Includes 37,000 shares of common stock and 400 stock options.

6. Includes 46,685 shares of common stock, 400 stock options, and 2,128 warrants.

7. Includes 61,218 shares of common stock, 400 stock options, 1,000 warrants, and 16,599 shares of common stock issuable upon conversion of convertible debentures issued in March of 2006 based on the conversion price of $1.235 per share.

8. Includes 21,748 shares of common stock, and 400 stock options

9. Beneficial ownership consists entirely of common stock.

10. Includes (i) 202,429 shares of common stock issuable upon conversion of convertible debentures issued in March of 2006 based on the conversion price of $1.235 per share, and (ii) 161,944 shares of common stock underlying warrants issued in connection with the private financing transaction entered into in March of 2006, exercisable at $2.37 per share, (iii) and 12,000 shares of common stock.

11. Includes (i) 1,340,027 shares of common stock issuable upon conversion of convertible debentures issued in March of 2006 based on the conversion price of $1.235 per share, (ii) 696,814 shares of common stock underlying the warrants issued in connection with the private financing transaction entered into in March of 2006, exercisable at $2.37 per share, (iii) 19,917 shares of common stock underlying the warrants issued in 2005 exercisable at $2.50 per share, and (iv) 910,044 shares of common stock.

12. Includes (i) 1,214,575 shares of common stock issuable upon conversion of convertible debentures issued in March of 2006 based on the conversion price of $1.235 per share, and (ii) 631,579 shares of common stock underlying the warrants issued in connection with the private financing transaction entered into in March of 2006, exercisable at $1.54.

13. RIT Capital Partners and Sofaer Capital Global Fund's address is: c/o Citgo Trustees (Cayman) Limited, Regatta Officer Park, West Bay Road, Grand Cayman E9.

14. Vatas (Belgique) SA's address is: P.O. Box 550, CH-1211, Geneva V8 70.

Securities Authorized for Issuance Under Equity Compensation Plans

In 2003, our Board of Directors adopted our 2003 Stock Option Plan (“2003 Stock Option Plan” or “2003 Plan”), under which we are currently authorized to issue up to 5,000,000 shares of our common stock for issuance upon the exercise of stock options or the grant of restricted shares. This 2003 Stock Option Plan is intended to attract and retain the best available personnel for positions with PowerLinx, Inc. or any of its subsidiary corporations (collectively, the "Company"), and to provide additional incentive to such employees and others to exert their maximum efforts toward the success of the Company. The above aims will be effectuated through the granting of certain stock options. Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options there under. The plan is administered by the Board of Directors, or by a committee appointed by the Board of Directors that must include at least two members of the Board. Options may be granted to key employees, officers, directors, or consultants of our company as determined by our Board of Directors. ISO's may be granted, consistent with the other terms of the Plan, to an individual who owns (within the meaning of Sections 422(b)(6) and 424(d) of the Code), more that ten (10%) percent of the total combined voting power or value of all classes of stock of the Company or a subsidiary corporation (any such person, a "Principal Stockholder") only if, at the time such ISO is granted, the purchase price of the Common Shares subject to the ISO is an amount which equals or exceeds one hundred ten percent (110%) of the fair market value of such Common Shares, and such ISO by its terms is not exercisable more than five (5) years after it is granted. A director or an officer of the Company who is not also an employee of the Company, and consultants to the Company shall be eligible to receive Non-ISOs but shall not be eligible to receive ISOs. To the extent that the grant of an Option results in the aggregate fair market value (determined at the time of grant) of the Common Shares (or other capital stock of the Company or any subsidiary) with respect to which Incentive Stock Options are exercisable for the first time by an Optionee during any calendar year (under all plans of the Company and subsidiary corporation) to exceed $100,000, such Options shall be treated as a Non-ISO. The provisions of this subparagraph (e) of Paragraph 4 shall be construed and applied in accordance with Section 422(d) of the Code and the regulations, if any, promulgated there under. The term of each option granted under the plan shall be determined by the Board of Directors consistent with the provisions of the plan, including the following:

•  The purchase price of the Common Shares subject to each ISO shall not be less than the fair market value (or in the case of the grant of an ISO to a Principal Stockholder, not less that 110% of fair market value) of such Common Shares at the time such Option is granted

•  The purchase price of the Common Shares subject to each Non-ISO shall not be less than 85% of the fair market value of such Common Shares at the time such Option is granted

•  The dates on which each Option (or portion thereof) shall be exercisable and the conditions precedent to such exercise

•  The expiration of each Option

When an optionee's relationship or employment with us is terminated, the unexercised options may expire immediately or up to 12 months after termination depending on the reasons for termination as outlined in the plan. The aggregate number and class of shares as to which Options may be granted under the Plan, the number and class shares covered by each outstanding Option and the exercise price per share thereof (but not the total price), and all such Options, shall each be proportionately adjusted for any increase decrease in the number of issued shares of common stock resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend. Upon a merger, consolidation, acquisition of property or stock, separation, reorganization (other than a merger or reorganization of our company in which the holders of our common stock immediately prior to the merger or reorganization have the same proportionate ownership of our common stock in the surviving corporation immediately after the merger or reorganization) or liquidation of us, as a result of which our stockholders receive cash, stock or other property in exchange for their shares of our common stock, any Option granted hereunder shall terminate, but, provided that the Optionee shall have the right immediately prior to any such merger, consolidation, acquisition of property or stock, separation, reorganization or liquidation to exercise his Option in whole or in part whether or not the vesting requirements set forth in the stock option agreement have been satisfied. The Plan (but not Options previously granted under the Plan) shall terminate ten (10) years from the earlier of the date of its adoption by the Board of Directors or the date on which the Plan is approved by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock entitled to vote thereon, and no Option shall be granted after termination of the Plan. The Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of our capital stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.

In 2007, our Board of Directors adopted our 2007 Incentive Stock Option Plan (“2007 Stock Option Plan” or “2007 Plan”), under which we are currently authorized to issue up to 5,000,000 shares of our common stock for issuance upon the exercise of stock options or the grant of restricted shares, which adoption is subject to stockholder approval at our next annual meeting. We plan to seek stockholder approval in order to satisfy the requirements for performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, the requirements under Section 422 of the Code with respect to incentive stock options to the extent such options are granted under the 2007 Plan. The following may be granted under the Plan: shares of restricted common stock; options to acquire shares of our common stock intended to qualify as incentive stock options, or ISOs, under Section 422(b) of the Internal Revenue Code; or non-qualified stock options to acquire shares of our common stock, or NSOs.

Subsequent to obtaining shareholder approval for our 2007 Plan, we plan to reduce the number of shares of common stock available for issuance under our 2003 Plan, such that the total amount of shares of common stock available under both 2003 and 2007 Plans is approximately 5 million shares.

The following table summarizes our equity compensation plan information as of December 31, 2006.

Plan Category(1)	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)

Equity Compensation plans approved by stockholders	134,116	$5.81	4,750,627
Equity Compensation plans not approved by stockholders	-	-	-
Total	134,116	$5.81	4,750,627

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Related Persons, Promoters and Certain Control Persons

2006 Fiscal Year

With the exception for Myles Gould, a member of our board of directors, converting $20,500 of the promissory note issued by our company to him in November of 2005 (as further explained below) into a form of a convertible debenture issued by us to several purchasers in March of 2006, there were no other transactions with related persons, promoters and any control persons during the fiscal year ended December 31, 2006.

2005 Fiscal Year

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

Review, Approval or Ratification of Transactions with Related Persons

We believe that the terms of all of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm’s length basis. Our policy requires that all related parties recuse themselves from negotiating and voting on behalf of our company in connection with related party transactions.

Parents

Not applicable

Promoter and Certain Control Persons

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us by Aidman, Piser & Company, P.A., for professional services rendered in connection with the fiscal years ended, December 31, 2006 and December 31, 2005, respectively.

	December 31, 2006	December 31, 2005
Fee Type

Audit fees	$96,470	$108,947
Audit related fees	-	-
Registration statement fees	9,500	-
Tax fees	21,250	17,900
All other fees		-

Total fees	$127,220	$126,847

Audit fees consist of billings for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports that are normally provided by independent accounting firms in connection with regulatory filings, including audit services performed related to mergers and acquisitions.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements, which are not reported under "Audit Fees."

Registration statement fees consist of fees billed to review the Form SB-2 registration statement filed by the Company during 2006. The Company filed its Form SB-2/A on August 31, 2006.

Tax fees consist of billings for professional services for tax compliance and tax planning regarding federal and state tax filings.

All other fees consist of fees for products and services other than the services reported above.

Prior to the Company's engagement of its independent auditor, such engagement is approved by the Company's audit committee. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant to the Company's Audit Committee Charter, the independent auditors and management are required to report to the Company's audit committee at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by the Company for the year ended December 31, 2006, were approved by the Company's audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. The following financial statements for PowerLinx, Inc. are filed as a part of this report:

Consolidated Balance Sheets-- December 31, 2006 and 2005

Consolidated Statements of Operations--Years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Shareholders' (deficit) Equity--Years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows--Years ended December 31, 2006, 2005 and 2004.

2. Notes to Consolidated Financial Statements

Schedules are omitted because of the absence of conditions under which they are required or because the information is included in the financial statements or notes thereto.

(b) Exhibits.

Exhibit No.	Description
3(i).1
Articles of Restatement of the Articles of Incorporation of PowerLinx, Inc., dated February 25, 2003. (Incorporated by reference to Annual Report for the fiscal year ended December 31, 2001, filed with the SEC on Form 10KSB/A. on January 16, 2003)

3(i).2
Amendment to the Articles of Incorporation increasing authorized Common Stock from 250,000,000 to shares. (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on 400,000,000, March 22, 2006).

3(i).3
Amendment to the Articles of Incorporation changing the Company's name from Seaview Video Technology, Inc. to PowerLinx, Inc. (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 16, 2004).

3(i).4
Certificate of Amendment filed with the Secretary of State of Nevada on August 9, 2006, amending the Company’s Articles of Incorporation to increase the Company’s authorized common stock from 8,000,000 50,000,000 shares. (Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 with the Securities and Exchange Commission on September 9, 2006).

3(ii).1	Bylaws of the Company. (Incorporated by reference to annual report filed on Form 10-KSB with the Securities and Exchange Commission on April 15, 2005).
4.1	Certificate of designation of Series A Preferred Stock (Incorporated by reference to our current report filed on Form 10KSB with the Securities and Exchange Commission on March 16, 2004).
10.1	Form of Securities Purchase Agreement dated as of March 7, 2006. (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).
10.2	Form of Warrant issued March 22, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).
10.3	Form of Debenture issued March 22, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).
10.4	Form of Registration Rights Agreement dated as of March 22, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).
10.5	Form of Security Agreement dated March 7, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).
10.6	Form of Collateral Agency Agreement dated March 7, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).
10.7	Form of Copyright Security Agreement dated March 7, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).
10.8	Form of Patent and Trademark Security Agreement dated March 7, 2006 (Incorporated by reference to current report filed on Form 8-K with the Securities and Exchange Commission on March 22, 2006).
10.9+
Employment agreement by and between Michael Tomlinson and the Company, dated September 23, 2005. (Incorporated by reference to the Amended Annual Report filed on Form 10-K/A with the SEC on June 20, 2006).

10.10+
Employment agreement by and between Douglas Bauer and the Company, dated September 23, 2005. (Incorporated by reference to the Amended Annual Report filed on Form 10-K/A with the SEC on June 20, 2006).

14.1	Code of Ethics. (Incorporated by reference to annual report filed on Form 10-KSB with the Securities and Exchange Commission on March 16, 2004).
21.1	List of Subsidiaries. (Incorporated by reference to the Amended Annual Report filed on Form 10-K/A with the SEC on June 20, 2006).
31.1*	Certification of Michael Tomlinson, Chief Executive Officer, dated June 20, 2006, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Douglas Bauer, Chief Financial Officer, dated June 20, 2006, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Statement of Michael Tomlinson, Chief Executive Officer, dated June 20, 2006, pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended. (Filed herewith).
32.2*	Statement of Douglas Bauer, Chief Financial Officer, dated June 20, 2006, pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended. (Filed herewith).

* Filed herewith.
+ Identifies management contracts or compensation plans or arrangements required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of May 2007.

POWERLINX, INC

Date: May 4, 2007	By:	/s/ Michael Tomlinson
Michael Tomlinson
Chief Executive Officer

COMPANY NAME CORPORATION

Date: May 4, 2007	By:	/s/ Douglas Bauer
Douglas Bauer
Chief Financial Officer (Acting Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Tomlinson Michael Tomlinson	Chief Executive Officer and Chairman	May 4, 2007

/s/ William B. Edwards William B. Edwards	Director	May 4, 2007

/s/ Francisco Sanchez Francisco Sanchez	Director	May 4, 2007

/s/ Martin Traber Martin Traber	Director	May 4, 2007

/s/ Bradford M. Gould Bradford M. Gould	Director	May 4, 2007

/s/ Myles J. Gould Myles J. Gould	Director	May 4, 2007

/s/ Ted Shalek Ted Shalek	Director	May 4, 2007

EXHIBIT 31.1

CERTIFICATIONS

I, Michael Tomlinson, certify that:

1) I have reviewed this annual report on Form 10-K of PowerLinx, Inc.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 4, 2007

/s/ Michael Tomlinson

Michael Tomlinson
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Douglas Bauer, certify that:

1) I have reviewed this annual report on Form 10-K of PowerLinx, Inc.

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 4, 2007

/s/ Douglas Bauer

Douglas Bauer
Chief Financial Officer
(and Acting Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
POWERLINX, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I am the Chief Executive Officer of PowerLinx, Inc., a Nevada corporation (the "Company"). I am delivering this certificate in connection with the Form 10-K of the Company for the year ended December 31, 2006 and filed with the Securities and Exchange Commission ("Form 10-K").

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I hereby certify that, to the best of my knowledge, the Form 10-K fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 4, 2007

/s/ Michael Tomlinson

Michael Tomlinson
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
POWERLINX, INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2006
PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I am the Vice President, Finance of PowerLinx, Inc., a Nevada corporation (the "Company"). I am delivering this certificate in connection with the Form 10-K of the Company for the year ended December 31, 2006 and filed with the Securities and Exchange Commission ("Form 10-K").

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I hereby certify that, to the best of my knowledge, the Form 10-K fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 4, 2007

/s/ Douglas Bauer

Douglas Bauer
Chief Financial Officer
(and Acting Principal Accounting Officer)