Form 10QSB
period 2007-03-31
POWERLINX INC
filed 2007-05-21
CIK 894536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of Registrant's Common Stock, as of May 18, 2007: 5,760,927

POWERLINX, INC.

INDEX

Part I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our consolidated financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this Quarterly Report on Form 10-QSB (the “Quarterly Report”), the terms "we", "us", "our", the “Company,” and “PowerLinx” mean PowerLinx, Inc., unless otherwise indicated.

POWERLINX, INC.
CONSENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,642	$100,679
Accounts receivable, net	247,076	89,721
Investments	17,387	17,210
Employee advances	49,925	40,485
Inventories	593,459	684,296
Prepaid expenses and other current assets	33,173	49,975
Deferred financing costs	54,562	74,917
Total current assets	1,033,224	1,057,283

Intangible assets, net	346,722	377,290
Deposits	18,976	18,976
Property and equipment, net	117,115	137,638
Total assets	$1,516,037	$1,591,187

LIABILIITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$697,316	$647,009
Accrued expenses	639,318	164,703
Accrued severance payable	25,500	34,500
Notes payable	807,059	308,824
Liabilities of discontinued operations	46,902	40,754
Convertible Debentures	482,203	271,292
Derivative liability	1,249,605	3,206,121
Total current liabilities	3,947,903	4,673,203

Commitments and contingencies (Note 9)	-	-

Stockholders's deficit:
Series A convertible preferred stock, $1.00 par value;	-	-
authorized 30,000,000, none issued and outstanding
Common stock, $.001 par value, authorized 50,000,000	5,287	5,182
shares; issued (5,287,355 - 2007; 5,182,321 - 2006)
outstanding (5,277,883 - 2006; 5,172,849 -2006)
Additional paid-in capital	26,110,821	26,004,958
Treasury stock, at cost, 9,472 shares	(287,757)	(287,757)
Accumulated deficit	(28,260,217)	(28,804,399)
Total stockholderss' deficit	(2,431,866)	(3,082,016)
Total liabilities and stockholders' deficit	$1,516,037	$1,591,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Net revenue	$402,233	$211,585
Cost of goods sold	214,712	127,080

Gross Profit	187,521	84,505

Operating expenses:
Salaries and wages	309,897	289,318
Professional and consulting fees	134,152	349,030
Depreciation and amortization	51,091	108,798
Research and development	130,330	132,207
Advertising and promotions	34,305	54,396
Rent and utilities	44,939	52,007
Travel and entertainment	44,583	38,397
Other expenses	84,964	126,540

Total operating expenses	834,261	1,150,693

Loss from operations	(646,740)	(1,066,188)

Interest expense	(689,818)	(69,463)
Other income	137	2,564
Loss on extinguishment of debt	(75,913)	(1,502,286)
Derivative gain	1,956,516	450,973

Net income (loss)	$544,182	$(2,184,400)

Income (loss) per common share,
basic and diluted:	$0.10	$(0.48)

Weighted average common shares
outstanding, basic and diluted:	5,265,405	4,577,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$544,182	$(2,184,400)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Stock-based compensation	8,609	86,924
Amortization	30,568	86,417
Accretion of debt discount	237,349	51,078
Loss on debt extinquishment	75,913	1,502,286
Derivative gain	(1,956,516)	(450,973)
Depreciation	20,523	22,381
Derivative expense	15,363	-
Provision for bad debt	-	31,921
Changes in operating assets and liabilities
Accounts receivable	(157,355)	1,782
Investments	(177)	-
Employee advances	(9,440)	682
Inventories	90,837	(58,041)
Prepaid expenses and other current assets	16,802	79,350
Deposits	-	(100)
Accounts payable	50,307	(138,558)
Accrued expenses	474,615	(160,030)
Accrued severance payable	(9,000)	(39,000)
Deferred revenue	-	3,495
Liabilities of discontinued operation	6,148	(33,270)

Net cash flows from operating activities	(561,272)	(1,198,056)

Cash flows from investing activities:
Purchase of property and equipment	-	-

Net cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from sales of common stock, net of
costs of $19,730	-	177,074
Proceeds from convertible debentures, net	-	-
costs of $82,000	-	3,018,000
Repayment of related party debt	-	(31,000)
Proceeds from notes payable	500,000	75,000
Repayment of notes payable	(1,765)	(3,530)
Net cash flows from financing activities	498,235	3,235,544

Net change in cash and cash equivalents	(63,037)	2,037,488
Cash and cash equivalents at beginning of period	100,679	255,293

Cash and cash equivalents at end of period	$37,642	$2,292,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES

	For the three months ended March 31,
	2007	2006

Issuance of common stock for liabilities	$-	$	$ 150,069

Issuance of common stock for financing fees	$-		$$11,855

Conversion of notes payable to convertible debentures	$-		$$1,373,933
Conversion of convertible debentures to common stock	$97,359		$-

Warrants reclassified as derivatives (See Note 8)	$-		$(144,780)

Issuance of common stock for interest	$3,609		$-

OTHER CASH FLOW INFORMATION

Cash paid for income taxes	$-		$-

Cash paid for interest	$-		$2,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

1. Basis of presentation and significant accounting policies:

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of PowerLinx, Inc.'s (the "Company") financial position and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the Company's audited 2006 consolidated financial statements, including the notes thereto, and the other information set forth in the Company's Annual Report on Form 10-K, for the year ended December 31, 2006. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that can be expected for a full fiscal year.

Income (Loss) Per Share:

Income (loss) per share (“EPS”) in is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding without including any potentially dilutive securities. Diluted EPS is computed by dividing the net loss applicable to common stockholders for the period by the weighted average common shares outstanding plus, when their effect is dilutive, common stock equivalents.

Potentially dilutive securities, which have been excluded from the determination of diluted EPS because their effect would be anti-dilutive, are as follows:

	Three Months Ended March 31, (unaudited)
	2007	2006

Shares Underlying Converible Debentures (See Note 7)	3,521,642	3,622,618
Warrants	2,004,443	2,027,745
Options	134,116	190,631

Total potentially dilutive shares excluded:	5,660,201	5,840,994

Financial instruments:

Financial instruments at March 31, 2007 and 2006 consist of cash and cash equivalents, accounts receivable, trade payables, accrued expenses, derivative liabilities, notes payable and convertible debentures. As of March 31, 2007 and 2006 the fair values of cash and cash equivalents, accounts receivable, trade payables, accrued expenses approximated their respective carrying values, due to their relative current maturities. The estimated fair value of notes payable approximated $807,000 at March 31, 2007, based upon the present value of cash flows. The estimated fair value of convertible debentures approximated $4,587,474 at March 31, 2007, based upon the present value of cash flows.

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

Accounts receivable are concentrated in the Security and DC Transportation products segments and credit losses have been within management's expectations. Although the Company serves a large and varied group of customers, two customer accounted for 26% of the Company’s total net revenues, and 33% of the DC Transportation products segment net revenues for the three months ended March 31, 2007. For the three months ended March 31, 2006, one customer accounted for 50% of the Company’s total net revenues, and 44% of the DC Transportation products segment net revenues.

Unrecognized tax benefits:

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”) on January 1, 2007.  As a result of the implementation of FIN 48, the Company has not recognized any liability for unrecognized tax benefits. The Company’s review indicates that any unrecognized tax benefits would not create a material liability but would merely reduce the net operating loss deferred tax asset which has been fully reserved for with a 100% valuation allowance. Management believes there should be no significant change in the total unrecognized tax benefits over the next twelve-month period. It is not anticipated that any of the total unrecognized tax benefits, if recognized, would materially affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2007, the Company has not accrued any interest or penalties related to uncertain tax positions.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

2. Liquidity and management's plans:

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred losses from operations of $646,740 and $1,066,188 during the three months ended March 31, 2007 and 2006, respectively. In addition, during those periods, the Company has used cash of $561,272 and $1,198,056 respectively, in its operating activities and has a stockholders' deficit at March 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has allocated significant resources to the development of new power line technologies and products that will be available for sale and/or licensing during the second or third quarters of fiscal year 2007. The Company’s ability to continue will be dependent upon achieving profitable operations through the licensing and sales of these new technologies and products.

The Company’s ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security, DC Transportation, and new Audio products segments, and (iii) ultimately the achievement of profitable operations. During the three months ended March 31, 2007, the Company secured financing of $500,000 in the form of short-term notes payable from its primary financial partner. While the proceeds of this financing did mitigate the Company’s liquidity difficulties for the three months ended March 31, 2007, additional funding will be required to fund the launch of the Company’s new power line products and technologies, and to fund operations through December 31, 2007, or until it can achieve profitability. The ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured and the condensed consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

3. Segment information:

The Company operates in three identifiable industry segments. The Marine Products Segment markets and sells underwater video cameras, lighting and accessories principally to retail sporting goods businesses throughout the United States. The Security Products Segment develops, markets, licenses, and sells proprietary power line video security devices and consumer electronic products; to retailers, governmental agencies, commercial businesses, and original equipment manufacturers, throughout the United States. The DC Transportation Products Segment develops power line rear vision systems and sources a full line of accident avoidance products for all classes of vehicles in the transportation industry. The products are sold to fleets, bodybuilders, distributors and original equipment manufacturers throughout the United States. The Company's facilities and other assets are not distinguished among the identifiable segments. Other financial information about the Company's segments is as follows:

	Three months ended March 31, 2007

	Security	Marine	DC Trans
	Products	Products	Products	Total

Net revenue	$36,762	$57,736	$307,735	$402,233
Cost of sales	$27,269	$33,576	$153,867	$214,712
Gross profit	$9,493	$24,160	$153,868	$187,521
Research and development:
Stock based	$-			$-
Other	$123,813	$6,517	$-	$130,330

Total R & D	$123,813	$6,517	$-	$130,330

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three months ended March 31, 2006

	Security	Marine	DC Trans
	Products	Products	Products	Total

Net revenue	$9,552	$59,386	$142,647	$211,585
Cost of sales	$8,119	$36,225	$82,736	$127,080
Gross profit	$1,433	$23,161	$59,911	$84,505
Research and development:
Stock based	$-	$-	$-	$-
Other	$103,122	$1,320	$27,765	$132,207

Total R & D	$103,122	$1,320	$27,765	$132,207

4. Inventories:

Inventories consisted of the following:

	March 31,	December 31,
	2007	2006

Component Parts	$214,685	$236,481
Finished Goods	$378,774	$447,815
	$593,459	$684,296

5. Intangible assets:

Intangible assets consist of the following:

	March 31,
	2007	December 31,
	(unaudited)	2006
Patents	$2,318,961	$2,318,961
Software license agreement	461,360	461,360
Trademark	93,925	93,924
Acumulated amortization	(2,527,524)	(2,496,955)
	$346,722	$377,290

6. Notes Payable:

As of March 31, 2007, the Company had three outstanding short-term unsecured promissory notes, aggregating $800,000 in principal, and a remaining balance of $7,059 on a 17 month unsecured note held by an individual from whom the Company purchased office equipment. The notes payable mature as follows:
	Balance		Maturity
	March 31, 2007		Date

	$300,000	(1)	October 28, 2006
	300,000	(1)	February 28, 2007
	200,000	(1)	May 5, 2007
	7,059	(2)	July 15, 2007
Total	$807,059

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

(1) Each note bears an annual interest rate of 8% with interest due and payable upon the maturity date and reverts to an 18% default interest rate for any principal and interest outstanding after the maturity date.  As of March 31, 2007, the principal balances of all promissory notes remained outstanding and the Company is currently negotiating a waiver and term extension with the note holder (See Subsequent Events, Note 10). Unpaid interest of $33,006 and $11,866 as of March 31, 2007 and December 31, 2006, respectively, is included in accrued expenses in the accompanying condensed consolidated balance sheets.

(2) Note is a non-interest bearing with payments in the amount of $1,765 due and payable each month.

7. Convertible Debentures

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

During the quarter ending March 31, 2007, $117,873 face value of the debenture was converted into 95,444 shares of the Company’s common stock. The Company recognized a loss on extinguishment of $75,914 in conjunction with those conversions.

8.0% Convertible Debentures, Warrants and Other Derivatives:

The carrying value of the Company’s 8.0%, Face Value $4,473,933 Convertible Debentures amounted to $459,674 at March 31, 2007. Amortization of the debt discount, included in interest expense, amounted to $196,631 for the three months ended March 31, 2007.

The Convertible Debenture Financings included registration rights and certain other terms and conditions related to share settlement of the embedded conversion features and the warrants that the Company has determined are not within its control. In addition, certain features associated with the financings, such as variable redemption rates afforded the Purchasers render the number of shares issuable to be indeterminate. These instruments and derivative elements are carried at their fair values in the accompanying condensed consolidated balance sheets.

Derivative liabilities consist of the following at March 31, 2007:

Embedded derivative instruments	$232,813
Freestanding derivatives (warrants)	1,012,936
Other derivative financial instruments (1)	3,856
$1,249,605

(1)
Other derivative financial instruments represent the fair values of warrants and other convertible instruments that were reclassified from stockholders’ equity when, in connection with the Convertible Debenture Financings, the Company determined that it no longer had sufficient authorized and unissued shares to settle all of its instruments. The balance in the table above represents the fair value at March 31, 2007.

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed at March 31, 2007:

Common shares indexed:
Embedded derivative instruments	4,158,048
Freestanding derivatives (warrants)	1,883,761
Other derivative financial instruments	120,682
6,162,491

Income (expense) for the three months ended March 31, 2007 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $1,956,516.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Fair value considerations for derivative financial instruments as of March 31, 2007:

Freestanding derivative instruments, consisting of the Warrants and reclassified derivative instruments that arose from the Convertible Debenture Financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of March 31, 2007 are as follows:

		Other
Instrument	Warrants	Derivatives
Exercise prices	$2.375	$5.00--$25.00
Term (years)	4.00	1.0—8.75
Volatility	141%	135.65%--136.87%
Risk-free rate	4.58%	4.58%

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

Significant terms and assumptions included in this model as of March 31, 2007 are as follows:

Conversion price	$1.235
Actual term (years)	2.0
Equivalent term (years)	1.0
Equivalent volatility	136.87%
Equivalent risk-adjusted interest rate	17.44%
Equivalent risk-adjusted yield rate	92.62% - 107.24%

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

As of March 31, 2007 and December 31, 2006, the Company was in default under the terms of the Purchase Agreement and the Debentures issued on March 22, 2006. The terms of the Purchase Agreement and the Debenture required that the Company generate gross profit in excess of $300,000 per month on average during the period from October 1, 2006 to December 31, 2006. Under the default provisions; upon the Company delivering an Event of Default Notice to Purchasers (Debenture holders) or the Purchasers becoming aware of an Event of Default, the Purchasers may require the Company to redeem all or any portion of their Debenture by delivering an “Event of Default Redemption Notice” to the Company. At that time the Company would be required to redeem the requested portion of the debenture at a redemption value calculated in accordance with the default provisions in the March 22, 2006 Securities Purchase Agreement, to be no less than 120% of the principal amount requested to be redeemed. At March 31, 2007, the Company had not negotiated a form of a Waiver Agreement with the Purchasers covering the Company’s inability to meet this covenant. The Company has not received an “Event of Default Redemption Notice” from any Purchaser and is currently engaged in negotiating with the Purchasers in order to enter into a waiver agreement covering the aforementioned default.

Because the Company was in default as of March 31, 2007 and December 31, 2006, and while under default, may receive an “Event of Default Redemption Notice” at any time; the liabilities associated with the Debentures on the accompanying condensed consolidated balance sheets, as presented, have been reclassified from long-term to current liabilities.

In accordance with the terms of the March 22, 2006 Convertible Debenture and Securities Purchase Agreement, interest on the convertible debentures is due annually. The interest for the first year was due on March 21, 2007 at a stated rate of 8% if paid in cash, or 10% if paid in common stock, at the Company’s discretion. The Company intends to pay the interest in common stock and during the three month period ended March 31, 2007, recorded interest expense of $427,722 associated with the shares due to debenture holders. The amount represents 346,333 shares valued at $1.235 per share in accordance with the aforementioned financing agreements.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

8. Stockholders' deficit:

2007 Common Stock Issuances:

During the three months ended March 31, 2007, the Company issued 6,667 shares of common stock to a consultant for marketing services rendered during the period. The shares were valued at $5,000 based on the closing market price of the Company's common stock on the date of issuance. The shares were registered on Form S-8 filed with the Securities and Exchange Commission on September 29, 2006.

During the three months ended March 31, 2007, the Company issued 2,923 shares of common stock to a debenture holder as payment for interest. The shares were valued at $3,609, or 1.235 per share, in accordance with the fixed conversion rate as set forth in the March 22, 2006 Convertible Debenture and Securities Purchase Agreement (See Note 7). The shares were registered on Form SB-2 as filed with the Securities and Exchange Commission, effective October 4, 2006.

During the three months ended March 31, 2007, the Company issued 95,444 shares of common stock to debenture holders for conversion of debentures. The shares were valued at $117,873 or 1.235 per share, in accordance with the fixed conversion rate as set forth in the March 22, 2006 Convertible Debenture and Securities Purchase Agreement (See Note 7). The shares were registered on Form SB-2 as filed with the Securities and Exchange Commission, effective October 4, 2006.

9. Commitments and contingencies:

Material Commitments:

On March 15, 2007, the Company signed a two year Consulting Agreement (the “Agreement”) with a consulting company (the “Consultant”) hired to assist the Company in areas of strategic business planning, financial advisory, and investor and public relations services; and specifically to design and implement an investor and public relations program designed to make the investing public knowledgeable about the benefits of stock ownership in the Company. Under the Agreement, the Company agreed to pay the Consultant three thousand dollars ($3,000.00) per month, payable on the 15th of each month, commencing on the date of the agreement, and 440,000 shares of the Company’s common stock restricted for a year under Rule-144 of the Act (the “Shares”); as total and complete consideration for the services to be provided by the Consultant to the Company. Under the Agreement, as amended, the Consultant will commence earning Shares on May 1, 2007, earning one-twelfth (1/12) of the total Shares to be issued under the Agreement each month, for twelve consecutive months. The issuance of Shares shall occur in four equal periodic installments over the course of twelve (12) months, on the last day of each three month earning period as follows; 110,000 Shares on July 31, 2007, 110,000 Shares on October 31, 2007, 110,000 on January 31, 2008, and 110,000 on April 30, 2008. Either party may terminate the agreement upon a sixty (60) day written notice. In the event of termination, the “Termination Date” will be the 60th day after the written termination notice is properly delivered in accordance with the terms of the Agreement. Any cash or Shares earned by the Consultant up to the Terminate Date will be pro-rated to the day, based on a 360 day calendar year.

On April 30, 2007, the Company executed an amendment to the original April 2, 2004 lease agreement for office space it leases in Concord, California where its research and development operation resides. The amendment extends the lease for an additional year, commencing May 1, 2007 through April 30, 2008. The total commitment due under the amendment equals $24,203, payable in equal monthly installments of $2,017.

The Company leases its office and warehouse facilities under non-cancellable leases. Minimum lease payments under the non-cancellable operating leases as of March 31, 2007 are as follows:

	R & D Office	Corporate
	Lease	Office Lease
	Concord, CA	St. Petersburg, FL	Total

Years ending March 31,
2008	$24,203	$86,557	$110,760
2009	2,017	89,985	92,002
2010	-	93,413	93,413
2011	-	96,841	96,841
2012	-	49,706	49,706
	$26,220	$416,502	$442,722

The Company recorded rent expense of $30,420 and $38,617 under non-cancellable leases for the three months ended March 31, 2007 and 2006, respectively.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Litigation, claims and assessment:

Reed Elsevier, Inc.

On April 26, 2007 the Company learned that a default judgment had been entered against it on August 1, 2006 in the Circuit Court of the 6th Judicial Circuit of Pinellas County, Florida, in the amount of $20,192; to the plaintiff Reed Elsevier, Inc. The obligation is associated with a commitment made in December of 2004, by a former officer of the Company, for floor space at a trade show in March of 2005, at which the Company did not attend. The Company has retained counsel to negotiate a resolution to the matter. The Company recorded a liability in the amount of $22,203, including post judgment interest, which is included in accrued expenses in the accompanying March 31, 2007 condensed consolidated balance sheet.

 Guestlinx, LLC

On May 19, 2006 the Company learned that a default judgment had been entered against it on May 3, 2006 in the Superior Court of California, Orange County, in the amount of $90,561, to the plaintiff Guestlinx, LLC. The obligation is associated with the Hotel/MDU product segment, the operations of which were discontinued in April of 2005. The judgment was granted based on an action filed by Guestlinx, LLC on November 2, 2005. We had no prior knowledge of the action and believe it was never properly served. We retained counsel in California, and on August 4, 2006 were successful in having the judgment set aside for improper service. We had previously recorded a liability associated with this dispute in the amount of $46,352. On December 8, 2006, we negotiated a settlement and release agreement at a mandatory settlement conference, in the amount of $52,500. We remitted $16,250 toward the settlement amount on December 15, 2006, and the remaining balance of $36,250 was recorded as an accrued liability at December 31, 2006. Under the agreement, we were required to pay the remaining balance by February 15, 2007, but were unable to do so. The agreement provides for the plaintiff to receive a stipulated judgment in the amount of $60,000 (less amounts remitted) if we are in default of the agreement. On April 18 2007, the plaintiff filed for and received the default judgment and the Company’s counsel is currently working with the plaintiff on a revised payment schedule. The Company increased the aforementioned liability in the amount of $7,500 to account for the additional obligation incurred under the stipulated judgment. The amounts are included in accrued expenses in the accompanying March 31, 2007 and December 31, 2006 condensed consolidated balance sheets.

10. Subsequent Events:

On May 14, 2007, the Company received $50,000 in cash from its primary finance partner, the proceeds of which are included in a note payable that consolidates all outstanding notes payable with this finance partner. The Company issued a new consolidated note payable in the amount of $898,661which includes the following; the retirement of the September 14, 2006 note payable in the principal amount of $300,000, the retirement of the January 29, 2007 note payable in the principal amount of $300,000, the retirement of the March 21, 2007 note payable in the amount of $200,000, all accrued interest (including default rate interest of 18%) on the three aforementioned notes, and $50,000 in new proceeds received on May 14, 2007. The note is due on July 13, 2007, with principal and interest due and payable upon maturity. The note bears an 8% interest rate and an 18% default interest rate for all principal amounts outstanding beyond the maturity date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

You should read the following discussion and analysis in conjunction with the Financial Statements and related Notes contained elsewhere in this Quarterly Report on Form 10-QSB (the "Report"). The information in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006.

The section entitled "Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 and similar types of discussions in other SEC filings discuss some of the important risks that may affect our business, results of operations and financial condition.

Some of those risks are as follows:

•	Our business depends on the protection of our intellectual property and may suffer if we are unable to adequately protect our intellectual property.

•	Our stock price can be extremely volatile.

You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our Company or to maintain or decrease your investment.

This Report may contain forward-looking @ statements within the meaning of Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," "anticipate," "expect," "plan," "outlook," "objective," "may," "project," "intend," "estimate," or similar expressions. These statements are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

OVERVIEW

Our current products, and products and technologies under development, are based on our proprietary analog and digital power line communication technology (PLC). Our PLC technology has been developed to transmit voice, video, audio and data either individually, or in combination. PLC transmission can take place over power lines, twisted pair wires and coaxial cables in AC and DC power environments, through any power grid. We also develop, manufacture and market underwater video cameras, lights and accessories for the marine, commercial and consumer retail markets.

Through fiscal year ended December 31, 2006 and the three months ended March 31, 2007, our power line products have been sold successfully into primarily two markets; security and transportation. Our single analog camera, “SecureView”, is currently being sold to Home Shopping Network and Sam’s Club and has been the primary source of revenue in this segment. The Company will expand its product line in the security / video surveillance market segment in 2007 with the introduction of a molt-camera analog security system and a digital IP Netcam.

We believe our new IP Netcam is a perfect way to remotely monitor either a home or small business from a different location using a PC. The IP Netcam uses your home’s electrical wiring as a “digital pipeline” to deliver streaming video from up to 8 individual cameras around your home or business. Each camera is actually a sophisticated “video server” that configures itself automatically within your PC. Simply plug the camera into any electrical wall outlet, plug the companion receiver into any electrical outlet, and connect the base to your network or cable modem. Once connected, your cameras are available in a secure network available only to authorized users. Market statistics show that The IP Camera market is expected to grow by 20% annually, with projected segment sales of $649 million by 2009. We have found in this marketplace that internet users want to monitor their homes and businesses remotely. In fact, 56% want remote monitoring of home and business webcams, 45% want to manage home security via a PC, and 47% want network cameras for home security.

In our transportation products segment, in addition to power-line rear vision systems, we have continued to upgrade and expand our product offerings and now carry a full line of accident avoidance products including hard wired vision systems, DVRs, and GPS for tracking and directions.

For the three months ended March 31, 2007, we were able to improve our operating results significantly compared to the same period ended March 31, 2006. Net revenues of $402,200 for the three months ended March 31, 2007 increased 90% compared to net revenues for the same period ended March 31, 2006. Operating expenses of $834,300 for the three months ended March 31, 2007 decreased 27% compared to operating expenses for the same period ended March 31, 2006. Loss from operations of $646,700 for the three months ended March 31, 2007 decreased 39% compared to the same period ended March 31, 2006.

The primary reason for the increase in net revenues was the increased sales volume from our transportation division. Net revenues in the transportation division increased 116%, to $307,700 for the three months ended March 31, 2007, from $142,600 for the same period ended March 31, 2006. The growth in this segment was driven primarily by two factors. First, the industry has an extremely lengthy sales cycle, and the efforts made by our sale personnel during 2006, and targeted trade show participation during the same year, has resulted in the acquisition of new customers and distributors that have been in our sales “pipeline”. Second, we have continued to expand and upgrade our product line allowing us to gain incremental revenues from existing customers who may have in the past purchased certain systems and components from competing suppliers.

As previously announced, we will launch a new product segment in 2007; the Audio Segment, with the introduction of three products which transmit audio over the power line. In the Audio Segment, our business plan is focused on leveraging our proprietary technologies, and to deliver the next generation of power line communication products aimed at the wireless audio market. Our target market will be the home-based user and small office user. Our research has concluded that some of the fastest growing areas of the consumer market can benefit from our technology. The home audio sales market will be approximately $6 billion in 2007, largely driven by the portable audio market. The portable audio market includes Apple Computer Inc.'s iPod player and Microsoft Corp.'s recently launched Zune player, as well as other MP3-format audio players. Sales of portable audio players will account for 90 percent of all audio sales in 2007, with an estimated 41 million portable audio players being shipped, compared to the 34 million players shipped in 2006. The research conclusively shows that the popularity of digital music stored on PC's, Mac's, Apple’s iPod®, and MP3 players has led to an increased demand by consumers to play stored music anywhere in their home or office.

In the multi-billion dollar home theatre market, we have found that a large number of consumers have cited two main reasons of dissatisfaction with their home theatre systems: 1) there were too many wires that had to be connected to make the system work as advertised; and 2) many of the wires were exposed due to the distance of the system components from the system base. Because of these two reasons, a large number of home theatre systems do not have the rear speakers hooked up at all, resulting in less than expected performance of the system. This lack of overall performance is a problem not only for consumers, but for manufacturers as well.

1) Tune DogTM: This is an iPod/MP3 accessory, complete with audio speakers, which will allow the user to send music wirelessly to any room in their home from an iPod®, MP3 player, or PC, using only existing electrical wiring.

2) Audio EverywhereTM : This accessory is targeted at existing home entertainment systems and component stereo systems, and it will allow a stereo tuner to send audio through a home’s existing electrical wiring. Speakers can then be connected to the receiver for digital-quality music anywhere in the home with no additional wires, cables, antennas, or radio frequency (RF) equipment.

3) Rear Speakers DIY Install KitTM: This accessory is targeted at new and existing home entertainment systems, with surround sound. Potential licensing partners have told us that 75 to 80% of rear surround sound speakers are either never connected or located on the front wall with the audio source because users find it to difficult hide the wires to the rear speakers. Our Rear Speakers DIY Install KitTM enables the user to use the existing electrical wires in their home to transmit to the rear speakers as part of the overall home theatre experience.

The 2007 launch of our new audio and video products is the culmination of almost two years of intensive and focused research and development efforts and we believe these products are well branded, and well positioned for success in the markets we have targeted. During February 2007, the complete product specifications for the audio products were sent to several potential manufacturers in Asia for quoting and we intend to begin the manufacturing of an initial production run after a manufacturer is chosen.

Also during the quarter ended March 31, 2007, we signed twelve manufacturers’ representative groups to sell our new products upon their introduction, and have identified a distributor to sell and market our products in Europe when resources are available for our entrance into overseas markets.

We were able to borrow funds from our primary finance partner during the three months ended March 31, 2007 (See Liquidity & Capital Resources); however, additional funding will be required to fund the launch of our new power line products and technologies, and to fund operations through December 31, 2007, or until we achieve profitability. We are currently evaluating various funding alternatives available.

RESULTS OF OPERATIONS

See Note 3 to the condensed consolidated financial statements for additional segment reporting.

THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

NET REVENUE: Net revenue increased 90% from $211,585 for the three months ended March 31, 2006 to $402,233 for the three months ended March 31, 2007. Marine product segment sales were $57,736 or 14% of total revenues for the three months ended March 31, 2007 compared to $59,386, or 28% of total revenues, for the three months ended March 31, 2006. Overall, marine product sales decreased $1,650, or 3%. Security product segment sales were $36,762 or 9% of total revenues for the three months ended March 31, 2007 compared to $9,552, or 5% of total revenues, for the three months ended March 31, 2006. Overall, security product sales increased $27,210, or 295%. DC Transportation product segment sales were $307,735, or 77% of total revenues for the three months ended March 31, 2007 compared to $142,647, or 67% of total revenues for the three months ended March 31, 2006. Overall, DC Transportation product sales increased $165,088, or 116%. The decrease in net revenues for the marine product segment was due to a general decrease in consumer attendance at regional boat shows. The increase in net revenues for the security product segment was due primarily to a re-focusing on catalog distributors. The increase in net revenues for the DC transportation product segment was due to a continual expansion and upgrading of the product line, and the acquisition of new customers from leads developed by sales personnel and trade show attendances in prior periods.

COST OF GOODS SOLD: Cost of goods sold increased 69% from $127,080 for the three months ended March 31, 2006 to $214,712 for the three months ended March 31, 2007. As a percentage of net revenue, cost of goods sold decreased to 53% for the three months ended March 31, 2007 from 60% for the three months ended March 31, 2006. Cost of goods sold for the marine products segment decreased $2,649 or 7%, from $36,225 for the three months ended March 31, 2006 to $33,576 for the same period ended in 2007. As a percentage of net revenue, cost of goods sold for the marine product segment decreased from 61% for the three months ended March 31, 2006 to 58% for same period ended in 2007. Cost of goods sold for the security products segment increased $19,150 or 236%, from $8,119 for the three months ended March 31, 2006 to $27,269 for the same period ended in 2007. As a percentage of revenue, cost of goods sold for the security product segment decreased from 85% for the three months ended March 31, 2006 to 74% for same period ended in 2007. Cost of goods sold for the DC Transportation product segment increased $71,131 or 86% from $82,736 for the three months ended March 31, 2006 to $153,867 for the same period ended in 2007. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment decreased from 58% for the three months ended March 31, 2006 to 50% for same period ended in 2007.

The decrease in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by direct to consumer internet sales where pricing approximates full retail. The decrease in the cost of goods sold as a percentage of net revenues for the security products segment was due to an increase in the average sales prices during the period. The decrease in the cost of goods sold as a percentage of net revenues for the DC Transportation product segment was due to improved component pricing on both existing and new product offerings.

GROSS PROFIT MARGIN: Gross profits on sales for the three months ended March 31, 2007 amounted to $187,521 or 47% of net revenues, compared to $84,505, or 40% of net revenues, for the three months ended March 31, 2006. The marine products segment contributed $24,160 and $23,161 of the total gross profit for the three months ended March 31, 2007 and 2006, respectively. The security products segment contributed $9,493 and $1,433 of the total gross profit for the three months ended March 31, 2007 and 2006, respectively. The DC Transportation products segment contributed $153,868 and $59,911 of the total gross profit for the three months ended March 31, 2007 and 2006, respectively. The gross profit percentage for the marine products segment increased from 39% for the three months ended March 31, 2006 to 42% for the three months ended March 31, 2007. The gross profit percentage for the security products segment increased from 15% for the three months ended March 31, 2006 to 26% for the three months ended March 31, 2007. The gross profit percentage for the DC Transportation products segment increased from 42% for the three months ended March 31, 2006 to 50% for the three months ended March 31, 2007.

The increase in the gross profit as a percentage of net revenues for the marine products segment was driven primarily by direct to consumer internet sales where pricing approximates full retail. The increase in the gross profit as a percentage of net revenues for the security products segment was due to an increase in the average sales prices during the period. The increase in the gross profit as a percentage of net revenues for the DC Transportation product segment was due to improved component pricing on both existing and new product offerings.

SALARIES AND WAGES: Salaries and Wages increased 7% from $289,318 for the three months ended March 31, 2006 to $309,897 for the three months ended March 31, 2007. The increase was due to the accrual of executive management bonuses related to employment contracts. Salary and Wages is comprised of employee wages, benefits, taxes, and stock compensation. During the three months ended March 31, 2007, there was no stock-based compensation issued to employees.

PROFESSIONAL & CONSULTING FEES: Professional and consulting fees decreased 62% from $349,030 for the three months ended March 31, 2006 to $134,152 for the three months ended March 31, 2007. The decrease was primarily due to a reduction in legal fees and Board of Director compensation. Professional and consulting fees include fees paid to attorneys, accountants, Directors, and business consultants.

DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization decreased 53% from $108,798 for the three months ended March 31, 2006 to $51,091 for the three months ended March 31, 2007. The decrease was attributable to a reduction in amortization expense as certain intangible assets were fully amortized as of March 31, 2007.

RESEARCH & DEVELOPMENT: Research and development expense decreased 1% from $132,207 for the three months ended March 31, 2006, to $130,330 for the three months ended March 31, 2007. Expenditures were within budgeted amounts with only a nominal change for the periods presented. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our Security (both analog and digital), Audio, and DC Transportation product segments. For the three months ended March 31, 2007, of the total Research & Development expenditures, $123,813 or 95% was related to the security & audio products segment and $6,517 or 5%, was related to the DC Transportation products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security, audio and DC transportation product segments for the next several years.

ADVERTISING AND PROMOTIONS: Advertising and promotions decreased 37% from $54,396 for the three months ended March 31, 2006 to $34,305 for the three months ended March 31, 2007. The decrease was due directly to a reduction in overall advertising and a focus on trade show attendance. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES: Rent and utilities decreased 14% from $52,007 for the three months ended, March 31, 2006 to $44,939 for the three months ended, March 31, 2007. The decrease is due to the consolidation of the Company’s office and warehouse facilities to new office and warehouse space effective July 1, 2006. The Company leases approximately 6,850 square feet of combined office and warehouse space in St. Petersburg, Florida, under a non-cancellable lease through September of 2011. The Company also leases approximately 2400 square feet of office space in California, under a one year lease, which houses its research and development operations. Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL & ENTERTAINMENT EXPENSE: Travel & entertainment expense increased 16% from $38,397 for the three months ended March 31, 2006 to $44,583 for the three months ended March 31, 2007. The increase was attributed to increased travel by officers and employees related to attendance at various industry trade shows for both the Security and DC Transportation product segments. Travel & entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking & tolls, hotels & lodging, taxis, meals, and entertainment.

OTHER EXPENSES: Other expenses decreased 33% from $126,540 for the three months ended March 31, 2006 to $84,964 for the three months ended March 31, 2007. The decrease was due to a decrease in the Company’s Director and Officers insurance premiums and a reduction telemarketing services that were previously outsourced. Other expenses include travel, supplies, property taxes, insurance, financing fees, bank charges, provision for doubtful accounts, postage & delivery, and various other expenses that are classified as miscellaneous.

NON-OPERATING INCOME (EXPENSE) ITEMS: Non-operating income (expense) decreased 233% from $(1,118,212) for the three months ended March 31, 2006 to $1,190,922 for the three months ended March 31, 2007. Components of non-operating expenses are as follows:

•
Interest expense increased 893% to $(689,818) for the three months ended March 31, 2007 from $(69,463) for the three months ended March 31, 2006. The current period interest expense includes ($211,615) of amortization of debt discount on the Convertible Debentures, $(427,722) of interest due to Convertible Debenture holders, and $(24,748) of interest associated with notes payable outstanding during the period. The Company records amortization using the effective interest method and, accordingly, interest expense associated with these debentures will increase as the carrying value increases.

•
Other income decreased 95% to $137 for the three months ended March 31, 2007, from $2,564 for the three months ended March 31, 2006. Current period income of $15,500 is related primarily to proceeds received in conjunction with the settlement of a lawsuit in 2006, offset by derivative expense of $15,363 associated with the conversion of debentures (See Note 7). Amounts also include interest earned on cash balances held by the Company throughout the period.

•
Loss of extinguishment of debt decreased 95% to $(75,913) for the three months ended March 31, 2007, from $(1,502,286) for the three months ended March 31, 2006. The amounts are recorded in connection with our debenture financing where we allocated the fair value of instruments issued in connection with the financing to the proceeds and the debt relieved on a relative fair value basis. This calculation resulted in a loss on extinguishment associated with the relieved indebtedness.

•
Derivative gain increased 334% to $1,956,516 for the three months ended March 31, 2007, from $450,973 for the three months ended March 31, 2006. Derivative gain arises from fair value adjustments to our derivative financial instruments. These instruments consist of freestanding warrants and embedded conversion features associated with the Debenture offering. We will continue to incur fair value adjustments to these instruments until such instruments are converted, exercised or reclassified to stockholders' equity. Future fair value adjustments require the use of subjective estimates. However, the principal drive of our valuation model is the Company's trading common stock. Accordingly, future volatility in the trading market price may result in significant changes in fair value that are required to be recorded as adjustments in income.

LIQUIDITY & CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred losses from operations of $646,740 and $1,066,188 during the three months ended March 31, 2007 and 2006, respectively. In addition, during those periods, the Company has used cash of $561,272 and $1,198,056 respectively, in its operating activities and has a stockholders' deficit at March 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has allocated significant resources to the development of new power line technologies and products that will be available for sale and/or licensing during the second or third quarters of fiscal year 2007. The Company’s ability to continue will be dependent upon achieving profitable operations through the licensing and sales of these new technologies and products.

The Company’s ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security, DC Transportation, and new Audio products segments, and (iii) ultimately the achievement of profitable operations. During the three months ended March 31, 2007, the Company secured financing of $500,000 in the form of short-term notes payable from its primary financial partner. While the proceeds of this financing did mitigate the Company’s liquidity difficulties for the three months ended March 31, 2007, additional funding will be required to fund the launch of the Company’s new power line products and technologies, and to fund operations through December 31, 2007, or until it can achieve profitability. The ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured and the condensed consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty. See “Subsequent Events” below for further discussion of liquidity.

During the three months ended March 31, 2007 the Company funded its losses from operations through the following vehicles:

•
We borrowed $500,000 from our primary financial partner through the issuance of two separate unsecured promissory notes. We executed a promissory note on January 29, 2007 in the amount of $300,000. The note was due on February 28, 2007, and bears an 8% interest rate. On March 21, 2007, we executed a second promissory note in the amount of $200,000. The note was due on May 5, 2007, and bears an 8% interest rate. Interest on each of these notes was due and payable upon the maturity dates. In addition, both notes revert to an 18% default rate for any principal and interest outstanding after the maturity date. Currently, both notes remain outstanding, and the Company is negotiating a term extension with the note holder, for each of the aforementioned notes (See subsequent events).

Material Commitments:

See Note 9 in the accompanying condensed consolidated financial statements.

Subsequent Events:

On May 14, 2007, the Company received $50,000 in cash from its primary finance partner, the proceeds of which are included in a note payable that consolidates all outstanding notes payable with this finance partner. The Company issued a new consolidated note payable in the amount of $898,661which includes the following; the retirement of the September 14, 2006 note payable in the principal amount of $300,000, the retirement of the January 29, 2007 note payable in the principal amount of $300,000, the retirement of the March 21, 2007 note payable in the amount of $200,000, all accrued interest (including default rate interest of 18%) on the three aforementioned notes, and $50,000 in new proceeds received on May 14, 2007. The note is due on July 13, 2007, with principal and interest due and payable upon maturity. The note bears an 8% interest rate and an 18% default interest rate for all principal amounts outstanding beyond the maturity date.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer, also concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our affect internal controls over financial reporting that occurred during the our fiscal quarter ended March 31, 2007.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Litigation, claims and assessment:

Reed Elsevier, Inc.

On April 26, 2007 the Company learned that a default judgment had been entered against it on August 1, 2006 in the Circuit Court of the 6th Judicial Circuit of Pinellas County, Florida, in the amount of $20,192; to the plaintiff Reed Elsevier, Inc. The obligation is associated with a commitment made in December of 2004, by a former officer of the Company, for floor space at a trade show in March of 2005, at which the Company did not attend. The Company has retained counsel to negotiate a resolution to the matter. The Company recorded a liability in the amount of $22,203, including post judgment interest, which is included in accrued expenses in the accompanying March 31, 2007 condensed consolidated balance sheet.

Guestlinx, LLC

On May 19, 2006 we learned that a default judgment had been entered against us on May 3, 2006 in the Superior Court of California, Orange County, in the amount of $90,561, to the plaintiff Guestlinx, LLC. The obligation is associated with the Hotel/MDU product segment, the operations of which were discontinued in April of 2005. The judgment was granted based on an action filed by Guestlinx, LLC on November 2, 2005. We had no prior knowledge of the action and believe it was never properly served. We retained counsel in California, and on August 4, 2006 were successful in having the judgment set aside for improper service. We had previously recorded a liability associated with this dispute in the amount of $46,352. On December 8, 2006, we negotiated a settlement and release agreement at a mandatory settlement conference, in the amount of $52,500. We remitted $16,250 toward the settlement amount on December 15, 2006, and the remaining balance of $36,250 was recorded as an accrued liability at December 31, 2006. Under the agreement, we were required to pay the remaining balance by February 15, 2007, but were unable to do so. The agreement provides for the plaintiff to receive a stipulated judgment in the amount of $60,000 (less amounts remitted) if we are in default of the agreement.  On April 18 2007, the plaintiff filed for and received the default judgment and the Company’s counsel is currently working with the plaintiff on a revised payment schedule. The Company increased the aforementioned liability in the amount of $7,500 to account for the additional obligation incurred under the stipulated judgment. The amounts are included in accrued expenses in the accompanying March 31, 2007 and December 31, 2006 condensed consolidated balance sheets.

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, the Company issued 6,667 shares of common stock to a consultant for marketing services rendered during the period. The shares were valued at $5,000 based on the closing market price of the Company's common stock on the date of issuance. The shares were registered on Form S-8 filed with the Securities and Exchange Commission on September 29, 2006.

During the three months ended March 31, 2007, the Company issued 2,923 shares of common stock to a debenture holder as payment for interest. The shares were valued at $3,609, or 1.235 per share, in accordance with the fixed conversion rate as set forth in the March 22, 2006 Convertible Debenture and Securities Purchase Agreement (See Note 7). The shares were registered on Form SB-2 as filed with the Securities and Exchange Commission, effective October 4, 2006.

During the three months ended March 31, 2007, the Company issued 95,444 shares of common stock to debenture holders for conversion of debentures. The shares were valued at $117,873 or 1.235 per share, in accordance with the fixed conversion rate as set forth in the March 22, 2006 Convertible Debenture and Securities Purchase Agreement (See Note 7). The shares were registered on Form SB-2 as filed with the Securities and Exchange Commission, effective October 4, 2006.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2007 and December 31, 2006, the Company was in default under the terms of the Purchase Agreement and the Debentures issued on March 22, 2006. The terms of the Purchase Agreement and the Debenture required that the Company generate gross profit in excess of $300,000 per month on average during the period from October 1, 2006 to December 31, 2006. Under the default provisions; upon the Company delivering an Event of Default Notice to Purchasers (Debenture holders) or the Purchasers becoming aware of an Event of Default, the Purchasers may require the Company to redeem all or any portion of their Debenture by delivering an “Event of Default Redemption Notice” to the Company. At that time the Company would be required to redeem the requested portion of the debenture at a redemption value calculated in accordance with the default provisions in the March 22, 2006 Securities Purchase Agreement, to be no less than 120% of the principal amount requested to be redeemed. At March 31, 2007, the Company had not negotiated a form of a Waiver Agreement with the Purchasers covering the Company’s inability to meet this covenant. The Company has not received an “Event of Default Redemption Notice” from any Purchaser and is currently engaged in negotiating with the Purchasers in order to enter into a waiver agreement covering the aforementioned default.

Because the Company was in default as of March 31, 2007 and December 31, 2006, and while under default, may receive an “Event of Default Redemption Notice” at any time; the liabilities associated with the Debentures on the accompanying condensed consolidated balance sheets, as presented, have been reclassified from long-term to current liabilities.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

(a) None.

(b) No material changes to the procedures by which security holders may recommend nominees to our board of directors occurred or implemented since our last periodic filing, our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2006.

Item 6. Exhibits

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

3(ii).1	Bylaws of the Company. (Incorporated by reference to annual report filed on Form 10-KSB with the Securities and Exchange Commission on April 15, 2005).
4.1	Certificate of designation of Series A Preferred Stock (Incorporated by reference to our current report filed on Form 10KSB wit h the Securities and Exchange Commission on March 16, 2004).
31.1*	Certification of Michael Tomlinson, Chief Executive Officer, dated June 20, 2006, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith).
31.2*	Certification of Douglas Bauer, Chief Financial Officer, dated June 20, 2006, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith).
32.1*	Statement of Michael Tomlinson, Chief Executive Officer, dated June 20, 2006, pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended. (Filed herewith).
32.2*	Statement of Douglas Bauer, Chief Financial Officer, dated June 20, 2006, pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended. (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERLINX INC.

Date:	May 21, 2007	By:	/s/ Michael Tomlinson Michael Tomlinson
Chief Executive Officer

		By:	/s/ Douglas Bauer Douglas Bauer
Chief Financial Officer (and Acting Principal Accounting Officer)