Form 10QSB
period 2007-06-30
POWERLINX INC
filed 2007-08-20
CIK 894536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15d of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The total number of shares outstanding of the issuer’s common stock, $0.001 par value per share, as of August 13, 2007 was 5,952,915.

POWERLINX, INC.

INDEX

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Financial Statements	Page No.

Condensed Consolidated Balance Sheets
As of June 30, 2007 (unaudited) and December 31, 2006	F - 1

Condensed Consolidated Statements of Operations
For the six months ended June 30, 2007 and 2006 (unaudited)	F - 2

Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2007 and 2006 (unaudited)	F - 3

Notes to Condensed Consolidated Financial Statements	F – 5

Item 2. Management’s Discussion and Analysis or Plan of Operations	4
Item 3. Controls and Procedures	10
Item 3A (T). Controls and Procedures	10

Part II – OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our consolidated financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this Quarterly Report on Form 10-QSB (the “Quarterly Report”), the terms "we", "us", "our", the “Company,” and “PowerLinx” mean PowerLinx, Inc., unless otherwise indicated.

POWERLINX, INC.
CONSENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,824	$100,679
Accounts receivable, net	189,400	89,721
Investments	17,571	17,210
Employee advances	37,415	40,485
Inventories	526,682	684,296
Prepaid interest	296,660	-
Prepaid expenses and other current assets	74,054	49,975
Deferred financing costs	36,375	74,917
Total current assets	1,181,981	1,057,283

Intangible assets, net	316,154	377,290
Deposits	18,976	18,976
Property and equipment, net	98,712	137,638
Total assets	$1,615,823	$1,591,187

LIABILIITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$802,413	$647,009
Accrued expenses	319,954	164,703
Accrued severance payable	15,000	34,500
Notes payable	905,720	308,824
Convertible notes payable	106,395	-
Liabilities of discontinued operations	46,902	40,754
Convertible debentures	813,356	271,292
Derivative liabilities	1,719,588	3,206,121
Total current liabilities	4,729,328	4,673,203

Commitments and contingencies (Note 10)	-	-

Stockholders' deficit:
Series A convertible preferred stock, $1.00 par value;	-	-
authorized 30,000,000, none issued and outstanding
Common stock, $.001 par value, authorized 50,000,000	5,843	5,182
shares; issued (5,843,519 - 2007; 5,182,321 - 2006)
outstanding (5,834,047 - 2007; 5,172,849 -2006)
Additional paid-in capital	26,889,502	26,004,958
Treasury stock, at cost, 9,472 shares	(287,757)	(287,757)
Accumulated deficit	(29,721,093)	(28,804,399)
Total stockholders' deficit	(3,113,505)	(3,082,016)
Total liabilities and stockholders' deficit	$1,615,823	$1,591,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Net revenue	$347,017	$287,832	$749,251	$499,416
Cost of goods sold	190,380	154,966	405,094	282,046

Gross Profit	156,637	132,866	344,157	217,370

Operating expenses:
Salaries and wages	301,231	424,903	611,127	714,221
Professional and consulting fees	307,185	556,292	441,337	905,322
Depreciation and amortization	48,970	52,838	100,061	161,636
Research and development	134,736	222,528	265,066	354,735
Advertising and promotions	25,364	30,004	59,669	84,400
Rent and utilities	45,432	63,567	90,372	115,574
Travel and entertainment	22,598	32,458	67,181	70,854
Other expenses	86,905	72,413	171,867	198,953

Total operating expenses	972,421	1,455,003	1,806,680	2,605,695

Loss from operations	(815,784)	(1,322,137)	(1,462,523)	(2,388,325)

Interest expense, net	(185,110)	(40,658)	(874,429)	(110,121)
Other income	10,000	41,387	9,637	43,951
Loss on extinguishment of debt	-	-	(75,913)	(1,502,286)
Derivative gain (loss)	(469,982)	1,904,714	1,486,534	2,355,687

Income (loss) before discontinued operations	(1,460,876)	583,306	(916,694)	(1,601,094)

(Loss) from discontinued operations	-	(16,588)	-	(16,588)

Net income (loss)	$(1,460,876)	$566,718	$(916,694)	$(1,617,682)

Net income (loss) per common share, basic	$(0.26)	$0.12	$(0.17)	$(0.35)

Weighted average common shares
outstanding, basic:	5,568,291	4,734,219	5,416,842	4,657,944

Net income (loss) per common share, diluted:	$(0.26)	$0.10	$(0.17)	$(0.35)

Weighted average common shares
outstanding, diluted:	5,568,291	5,797,926	5,416,842	4,657,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
 (Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(916,694)	$(1,617,682)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Stock-based compensation	73,750	411,224
Amortization	61,136	116,985
Accretion of debt discount	843,116	89,373
Loss on debt extinquishment	75,913	1,502,286
Derivative (gain) loss	(1,486,533)	(2,355,687)
Depreciation	38,926	44,651
Bad debt expense	-	31,921
Changes in:
Operating assets	37,817	(495,310)
Operating liabiliites	412,479	(570,271)

Net cash flows from operating activities	(860,090)	(2,842,510)

Cash flows from investing activities:
Purchase of property and equipment	-	(10,530)

Net cash flows from investing activities	-	(10,530)

Cash flows from financing activities:
Proceeds from sales of common stock, net
costs of $24,923	-	171,881
Proceeds from convertible debentures, net
costs of $82,000	-	3,018,000
Repayment of related party debt	-	(31,000)
Proceeds from notes payable	765,000	75,000
Repayment of notes payable	(1,765)	(8,824)
Net cash flows from financing activities	763,235	3,225,057

Net change in cash and cash equivalents	(96,855)	372,017
Cash and cash equivalents at beginning of period	100,679	255,293

Cash and cash equivalents at end of period	$3,824	$627,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES

	For the six months ended June 30,
	2007	2006
Issuance of common stock for liabilities	$66,516	$150,069
Issuance of common stock for financing fees	$-	$11,855
Conversion of notes payable to convertible debentures	$-	$1,373,933
Conversion of convertible debentures to common stock	$97,359	$-
Warrants reclassified as derivatives (See Note 8)	$-	$(144,780)
Issuance of common stock for interest	$431,329	$-

OTHER CASH FLOW INFORMATION

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$2,633

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

1. Basis of presentation and significant accounting policies:

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of PowerLinx, Inc.'s (the "Company") financial position and the results of its operations and its cash flows for the six months ended June 30, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the Company's audited 2006 consolidated financial statements, including the notes thereto, and the other information set forth in the Company's Annual Report on Form 10-K, for the year ended December 31, 2006. Operating results for the six month period ended June 30, 2007, are not necessarily indicative of the results that can be expected for a full fiscal year.

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

Potentially dilutive securities, which have been excluded from the determination of diluted EPS because their effect would be anti-dilutive, are as follows:

	June30, (unaudited)
	2007	2006

Shares underlying convertible debentures ( Note 7)	3,935,658	4,347,141
Shares underlying convertible notes payable ( Note 8)	358,333
Warrants	2,183,610	2,027,745
Options	120,682	190,631

Total potentially dilutive shares excluded:	6,598,283	6,565,517

Financial instruments:
Financial instruments at June 30, 2007 and 2006 consist of cash and cash equivalents, accounts receivable, trade payables, accrued expenses, derivative liabilities, notes payable and convertible debentures. As of June 30, 2007 and 2006 the fair values of cash and cash equivalents, accounts receivable, trade payables, accrued expenses approximated their respective carrying values, due to their relative current maturities. The estimated fair value of notes payable approximated $1,012,000 at June 30, 2007, based upon the present value of cash flows. The estimated fair value of convertible debentures approximated $3,800,000 at June 30, 2007, based upon the present value of cash flows.

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

Accounts receivable are concentrated in the Security and DC Transportation products segments and credit losses have been within management's expectations. Although the Company serves a large and varied group of customers, three customers accounted for 35% of the Company’s total net revenue, and 47% of the DC Transportation products segment net revenue for the six months ended June 30, 2007. For the six months ended June 30, 2006, three customers accounted for 36% of the Company’s total net revenue, and 50% of the DC Transportation products segment net revenue.

Unrecognized tax benefits:

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”) on January 1, 2007.  As a result of the implementation of FIN 48, the Company has not recognized any liability for unrecognized tax benefits.  The Company’s review indicates that any unrecognized tax benefits would not create a material liability but would merely reduce the net operating loss deferred tax asset which has been fully reserved for with a 100% valuation allowance.Management believes there should be no significant change in the total unrecognized tax benefits over the next twelve-month period.  It is not anticipated that any of the total unrecognized tax benefits, if recognized, would materially affect the effective tax rate.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2007, the Company has not accrued any interest or penalties related to uncertain tax positions.

2. Liquidity and management's plans:

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred losses from operations of $916,694 and $1,617,682 during the six months ended June 30, 2007 and 2006, respectively. In addition, during those periods, the Company has used cash of $860,090 and $2,842,510 respectively, in its operating activities and has a stockholders' deficit at June 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has allocated significant resources to the development of new power line technologies and products that will be available for sale and/or licensing during the second or third quarters of fiscal year 2007. The Company’s ability to continue will be dependent upon achieving profitable operations through the licensing and sales of these new technologies and products.

The Company’s ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security, DC Transportation, and new Audio products segments, and (iii) ultimately the achievement of profitable operations. During the six months ended June 30, 2007, the Company secured financing of $765,000 in the form of short-term notes payable from its primary financial partner.  While the proceeds of this financing did mitigate the Company’s liquidity difficulties for the six months ended June 30, 2007, additional funding will be required to fund the launch of the Company’s new power line products and technologies, which are not ready for release, and to fund operations through December 31, 2007, or until it can achieve profitability. In addition to the continued effort to reduce overhead expenses through the streamlining of its operations, the Company plans to continue to borrow funds through the issuance of short-term convertible promissory notes (Note 7) and is currently negotiating a $300,000 bridge loan to fund operations while it evaluates its longer term financing options with its primary financing partner. The ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured and the condensed consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

		Six months ended June 30, 2007 (unaudited)

	Security	Marine	DC Trans
	Products	Products	Products	Total

Net revenue	$68,028	$112,498	$568,725	$749,251
Cost of sales	52,972	67,923	284,199	405,094
Gross profit	15,056	44,575	284,526	344,157

Total Research & Development:	$250,229	$6,517	$8,320	$265,066

		Six months ended June 30, 2006 (unaudited)

	Security	Marine	DC Trans
	Products	Products	Products	Total

Net revenue	$40,410	$101,039	$357,967	$499,416
Cost of sales	34,408	61,549	186,089	282,046
Gross profit	6,002	39,490	171,878	217,370

Total Research & Development:	$276,693	$3,547	$74,495	$354,735

4. Inventories:

Inventories consisted of the following:
	June 30,	December 31,
	2007	2006
	(unaudited)
Component Parts	$197,284	$236,481
Finished Goods	329,398	447,815
	$526,682	$684,296

5. Intangible assets:

Intangible assets consist of the following:

	June 30,
	2007	December 31,
	(unaudited)	2006
Patents	$2,318,961	$2,318,961
Software license agreement	461,360	461,360
Trademark	93,925	93,924
Acumulated amortization	(2,558,092)	(2,496,955)
	$316,154	$377,290

6. Notes Payable:

The Company executed a promissory note on January 29, 2007 in the amount of $300,000. The note was due on February 28, 2007, and bears an 8% interest rate. On March 21, 2007, we executed a second promissory note in the amount of $200,000. The note was due on May 5, 2007, and bears an 8% interest rate. Interest on each of these notes was due and payable upon the maturity dates. On May 14, 2007, the Company received an additional $50,000 in cash from its primary finance partner, the proceeds of which are included in a note payable that consolidates all outstanding notes payable with this finance partner.  The Company issued a new consolidated unsecured note payable in the amount of $898,661 which includes the following; the retirement of the September 14, 2006 note payable in the principal amount of $300,000, the retirement of the January 29, 2007 note payable in the principal amount of $300,000, the retirement of the March 21, 2007 note payable in the amount of $200,000, accrued interest in the amount of $48,662 (including default rate interest of 18%) on the three aforementioned notes, and $50,000 in new proceeds received on May 14, 2007. The note is due on July 13, 2007, with principal and interest due and payable upon maturity.  The note bears an 8% interest rate and an 18% default interest rate for all principal amounts outstanding beyond the maturity date.  The Company is currently engaged in negotiating with the holder of this note in order to extend the term of this note and provide for the terms of the repayment.

The Company has an unsecured non-interest bearing note with payments in the amount of $1,765 due and payable through October 2007.

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

8.0% Convertible Debentures, Warrants and Other Derivatives:

The carrying value of the Company’s 8.0%, Face Value $4,473,933 Convertible Debentures amounted to $869,010 at June 30, 2007. Amortization of the debt discount, included in interest expense, amounted to approximately $700,000 for the six months ended June 30, 2007.

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

Derivative liabilities consist of the following at June 30, 2007:

Embedded derivative instruments	$444,768
Freestanding derivatives (warrants)	1,259,483
Other derivative financial instruments (1)	15,337
$1,719,588

(1)
Other derivative financial instruments represent the fair values of warrants and other convertible instruments that were reclassified from stockholders’ equity when, in connection with the Convertible Debenture Financings, the Company determined that it no longer had sufficient authorized and unissued shares to settle all of its instruments. The balance in the table above represents the fair value at June 30, 2007.

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed at June 30, 2007:

Common shares indexed:
Embedded derivative instruments	3,935,658
Freestanding derivatives (warrants)	1,883,761
Other derivative financial instruments	120,682
5,940,101

Income for the six months ended June 30, 2007 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $1,486,533 derivative gain.

Fair value considerations for derivative financial instruments as of June 30, 2007:

Freestanding derivative instruments, consisting of the Warrants and reclassified derivative instruments that arose from the Convertible Debenture Financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of June 30, 2007 are as follows:

		Other
Instrument	Warrants	Derivatives
Exercise prices	$2.375	$5.00--$25.00
Term (years)	3.75	.92—8.50
Volatility	136.98%	105.43%--151.53%
Risk-free rate	4.87%	4.87%

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

Significant terms and assumptions included in this model as of June 30, 2007 are as follows:

Conversion price	$ 1.235
Actual term (years)	2.0
Equivalent term (years)	.75
Equivalent volatility	151.53%
Equivalent risk-adjusted interest rate	18.00%
Equivalent risk-adjusted yield rate	92.62%-107.24%

In May 2007, the Company converted accrued interest of approximately $428,000 to 346,331 shares of the Company's common stock. The accrued interest consisted of approximately $340,000 of interest based on the 8% stated interest rate of the convertible debentures and additional interest of approximately $88,000 due to the holders of the debenture upon conversion to equity, pursuant to the Purchase Agreement. The Company recorded approximately, $300,000 to prepaid interest for the difference between interest earned and converted to common stock and the amount charged to the statement of operation based on the accretion of the discount (including accrued interest) using the effective interest method.

Equivalent amounts reflect the net results of multiple modeling simulations that the Monte Carlo Simulation methodology applies to underlying assumptions.

As of June 30, 2007 and December 31, 2006, the Company was in default under the terms of the Purchase Agreement and the Debentures issued on March 22, 2006. The terms of the Purchase Agreement and the Debenture required that the Company generate gross profit in excess of $300,000 per month on average during the period from October 1, 2006 to December 31, 2006. Under the default provisions; upon the Company delivering an Event of Default Notice to Purchasers (Debenture holders) or the Purchasers becoming aware of an Event of Default, the Purchasers may require the Company to redeem all or any portion of their Debenture by delivering an “Event of Default Redemption Notice” to the Company. At that time the Company would be required to redeem the requested portion of the debenture at a redemption value calculated in accordance with the default provisions in the March 22, 2006 Securities Purchase Agreement, to be no less than 120% of the principal amount requested to be redeemed. At June 30, 2007, the Company had not negotiated a form of a Waiver Agreement with the Purchasers covering the Company’s inability to meet this covenant. The Company has not received an “Event of Default Redemption Notice” from any Purchaser and is currently engaged in negotiating with the Purchasers in order to enter into a waiver agreement covering the aforementioned default.

Because the Company was in default as of June 30, 2007 and December 31, 2006, and while under default, may receive an “Event of Default Redemption Notice” at any time; the liabilities associated with the Debentures on the accompanying condensed consolidated balance sheets, as presented, have been reclassified from long-term to current liabilities.

8. Convertible notes payable:

In May and June of 2007, the Company borrowed $215,000 from six accredited investors and related parties through issuance of short-term convertible promissory notes.  These notes are all unsecured, bear interest at 8% annually, and mature in July 2007.  As of August 14, 2007, these notes have not been repaid, and the term has been extended by each lender for an additional 30 days.

The convertible notes payable are convertible at the option of the lender into the Company’s common stock at $.60 per share and 3-year warrants to purchase an additional 50% of the converted shares at an exercise price of $1.25 per share.

In conjunction with the issuance of the convertible notes, each holder received restricted common stock in amounts ranging from 5% to 25% of the principal note proceeds.  The Company issued 53,750 shares of the common stock with a fair value of $50,888 for these notes.  The convertible notes were recorded net of a $215,000 discount resulting from the original allocation of the fair values of the loans and the common stock issued ($20,956) and the remaining $194,044 discount resulting from a beneficial conversion feature of these notes.  Convertible notes payable consist of the following at June 30, 2007:

Principal Balance	$215,000
Less reductions for:
Fair value of common stock	(20,956)
Fair value of beneficial conversion feature	(194,044)
Accretion of discount (interest expense)
through June 30, 2007	106,395

Carrying value at June 30, 2007:	$106,395

9. Stockholders' deficit:

2007 Common Stock Issuances:

During the six months ended June 30, 2007, the Company issued 6,667 shares of common stock to a consultant for marketing services rendered during the period.  The shares were valued at $5,000 based on the closing market price of the Company's common stock on the date of issuance.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on September 29, 2006.

During the six months ended June 30, 2007, the Company issued 2,923 shares of common stock to a debenture holder as payment for interest.  The shares were valued at $3,609 in accordance with the March 22, 2006 Convertible Debenture and Securities Purchase Agreement.  The shares were registered on Form SB-2 as filed with the Securities and Exchange Commission, effective October 4, 2006.

During the six months ended June 30, 2007, the Company issued 95,444 shares of common stock to debenture holders for conversion of debentures.  The shares were valued at $97,358 in accordance with the March 22, 2006 Convertible Debenture and Securities Purchase Agreement.  The shares were registered on Form SB-2 as filed with the Securities and Exchange Commission, effective October 4, 2006.

During the six months ended June 30, 2007, the Company issued 346,333 shares of common stock to debenture holders as payment for annual interest due on the March 2006 convertible debentures.  The shares were valued at $427,722 in accordance with the March 22, 2006 Convertible Debenture and Securities Purchase Agreement.  The shares were registered on Form SB-2 as filed with the Securities and Exchange Commission, effective October 4, 2006.

During the six months ended June 30, 2007, the Company issued 4,300 shares of common stock in settlement of accounts payable relating to consulting costs for marketing services rendered during the period.  The shares issued converted, $4,300 of accounts payable liability owed to the consultant and were valued based on the closing market price of the Company's common stock on the date of conversion.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 7, 2007.

During the six months ended June 30, 2007, the Company issued 15,094 shares of common stock in settlement of accounts payable related to consulting costs for marketing services rendered during the period.  The shares issued converted $15,094 of accounts payable liability owed to the consultant and were valued based on the closing market price of the Company's common stock on the date of conversion.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 7, 2007.

During the six months ended June 30, 2007, the Company issued 50,000 shares of common stock to a consultant for business development and financial advisory services rendered during the period.  The shares were valued at $52,500 based on the closing market price of the Company's common stock on the date of the contract. These shares were recorded by the Company as a $26,250 charge to professional and consulting fees and the remaining balance is included in prepaid expenses in the accompanying 2007 balance sheet. The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 7, 2007.

During the six months ended June 30, 2007, the Company issued 18,852 shares of common stock, with a fair value of $17,500 to a consultant for sales and licensing services rendered during the period.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 7, 2007.

During the six months ended June 30, 2007, the Company issued 40,345 shares of common stock to a consultant for legal services rendered during the period.  The shares were valued at $40,345 based on the closing market price of the Company's common stock on the date of issuance.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 7, 2007.

During the six months ended June 30, 2007, the Company issued 20,412 shares of common stock to a consultant for legal services rendered during the period.  The shares were valued at $15,717 based on a three day average of the closing market price of the Company's common stock, discounted by 30%,  as outlined in the consulting agreement.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 7, 2007.

10. Commitments and contingencies:

Material Commitments:

On March 15, 2007, the Company signed a two year Consulting Agreement (the “Agreement”) with a consulting company (the “Consultant”) hired to assist the Company in areas of strategic business planning, financial advisory, and investor and public relations services; and specifically to design and implement an investor and public relations program designed to make the investing public knowledgeable about the benefits of stock ownership in the Company. Under the Agreement, the Company agreed to pay the Consultant three thousand dollars ($3,000.00) per month, payable on the 15th of each month, commencing on the date of the agreement, and 440,000 shares of the Company’s common stock restricted for a year under Rule-144 of the Act (the “Shares”); as total and complete consideration for the services to be provided by the Consultant to the Company.  Under the Agreement, as amended, the Consultant will commence earning Shares on May 1, 2007, earning one-twelfth (1/12) of the total Shares to be issued under the Agreement each month, for twelve consecutive months. The issuance of Shares shall occur in four equal periodic installments over the course of twelve (12) months, on the last day of each three month earning period as follows; 110,000 Shares on July 31, 2007, 110,000 Shares on October 31, 2007, 110,000 on January 31, 2008, and 110,000 on April 30, 2008. Either party may terminate the agreement upon a sixty (60) day written notice.  In the event of termination, the “Termination Date” will be the 60th day after the written termination notice is properly delivered in accordance with the terms of the Agreement.  Any cash or Shares earned by the Consultant up to the Terminate Date will be pro-rated to the day, based on a 360 day calendar year.  During the three month period ending June 30, 2007, the Consultant earned 73,333 shares in accordance with the agreement.  The shares were valued at based on the closing market price of the Company’s common stock on the last day of each month.  The amount is included in accrued expenses in the accompanying June 30, 2007 condensed consolidated balance sheet.

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

The Company leases its office and warehouse facilities under non-cancellable leases. Minimum lease payments under the non-cancellable operating leases as of June 30, 2007 are as follows:
	R & D Office	Corporate
	Lease	Office Lease
	Concord, CA	St. Petersburg, FL	Total

Years ending June 30,
2008	$24,203	$86,557	$110,760
2009	2,017	89,985	92,002
2010	-	93,413	93,413
2011	-	96,841	96,841
2012	-	49,706	49,706
	$26,220	$416,502	$442,722

The Company recorded rent expense of $57,510 and $79,617 under non-cancellable leases for the six months ended June 30, 2007 and 2006, respectively.

Litigation, claims and assessment:

Reed Elsevier, Inc.

On April 26, 2007 the Company learned that a default judgment had been entered against it on August 1, 2006 in the Circuit Court of the 6th Judicial Circuit of Pinellas County, Florida, in the amount of $20,192; to the plaintiff Reed Elsevier, Inc.  The obligation is associated with a commitment made in December of 2004, by a former officer of the Company, for floor space at a trade show in March of 2005, at which the Company did not attend.  The Company has retained counsel to negotiate a resolution to the matter, and is awaiting a response from the plaintiff for a meeting date.  The Company recorded a liability in the amount of $22,203, including post judgment interest, which is included in accrued expenses in the accompanying June 30, 2007 condensed consolidated balance sheet.

Guestlinx, LLC

On May 19, 2006 the Company learned that a default judgment had been entered against it on May 3, 2006 in the Superior Court of California, Orange County, in the amount of $90,561, to the plaintiff Guestlinx, LLC. The obligation is associated with the Hotel/MDU product segment, the operations of which were discontinued in April of 2005. The judgment was granted based on an action filed by Guestlinx, LLC on November 2, 2005. We had no prior knowledge of the action and believe it was never properly served. We retained counsel in California, and on August 4, 2006 were successful in having the judgment set aside for improper service. We had previously recorded a liability associated with this dispute in the amount of $46,352. On December 8, 2006, we negotiated a settlement and release agreement at a mandatory settlement conference, in the amount of $52,500. We remitted $16,250 toward the settlement amount on December 15, 2006, and the remaining balance of $36,250 was recorded as an accrued liability at December 31, 2006. Under the agreement, we were required to pay the remaining balance by February 15, 2007, but were unable to do so. The agreement provides for the plaintiff to receive a stipulated judgment in the amount of $60,000 (less amounts remitted) if we are in default of the agreement. On April 18 2007, the plaintiff filed for and received the default judgment and the Company’s counsel is currently working with the plaintiff on a revised payment schedule.  The Company increased the aforementioned liability in the amount of $7,500 to account for the additional obligation incurred under the stipulated judgment.  The amounts are included in accrued expenses in the accompanying June 30, 2007 and December 31, 2006 condensed consolidated balance sheets.

Acu-cast Technologies, LLC

On June 11, 2007, Acu-cast Technologies, LLC filed a complaint against the Company in the amount of $4,437 in the County Court of Lawrence, Tennessee.  The liability relates to proto-types made by the plaintiff on behalf of the Company.  The Company has hired counsel in Tennessee who represented the Company at a July 11, 2007 hearing.  The Company is currently negotiating a payment schedule while it waits for the court to set a trial date. The amount is included in accounts payable in the accompanying June 30, 2007 and December 31, 2006 condensed consolidated balance sheets.

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

This Quarterly Report may contain forward-looking @ statements within the meaning of Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," “anticipate," “expect," "plan," "outlook," "objective," “may," “project," “intend," "estimate," or similar expressions. These statements are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.

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

Through fiscal year ended December 31, 2006 and the six months ended June 30, 2007, our power line products have been sold successfully into primarily two markets; security and transportation.  Our single analog camera, “SecureView”, is currently being sold to Home Shopping Network and Sam’s Club and has been the primary source of revenue in this segment.  The Company will expand its product line in the security / video surveillance market segment in 2007 with the introduction of a multi-camera analog security system and a digital IP Netcam.

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

For the six months ended June 30, 2007, we were able to improve our operating results significantly compared to the same period ended June 30, 2006. Net revenues of $749,259 for the six months ended June 30, 2007 increased 50% compared to net revenues for the same period ended June 30, 2006. Operating expenses of $1,806,680 for the six months ended June 30, 2007 decreased 31% compared to operating expenses for the same period ended June 30, 2006.  Loss from operations of $1,462,523 for the six months ended June 30, 2007 decreased 39% compared to the same period ended June 30, 2006.

The primary reason for the increase in net revenues was the increased sales volume from our transportation division.  Net revenues in the transportation division increased 50%, to $568,700 for the six months ended June 30, 2007, from $358,000 for the same period ended June 30, 2006.  The growth in this segment was driven primarily by two factors.  First, the industry has an extremely lengthy sales cycle, and the efforts made by our sale personnel during 2006 fiscal year, and targeted trade show participation during the same year, has resulted in the acquisition of new customers and distributors that have been in our sales “pipeline”.  Second, we have continued to expand and upgrade our product line allowing us to gain incremental revenues from existing customers who may have in the past purchased certain systems and components from competing suppliers.

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

1)Tune DogTM: This is an iPod/MP3/iPhone accessory, complete with audio speakers, which will allow the user to send music wirelessly to any room in their home from an iPod®, MP3 player, or PC, using only existing electrical wiring.

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

We were able to raise some additional capital during the three months ended June 30, 2007 through the issuance of a series of short-term promissory notes (See Liquidity and Capital Resources and Note 7); however, additional funding will be required to fund the launch of our new power line products and technologies, and to fund operations through December 31, 2007, or until we achieve profitability.  We are currently evaluating various funding alternatives available (See Subsequent events).

RESULTS OF OPERATIONS

See Note 3 to the condensed consolidated financial statements for additional segment reporting.

SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

NET REVENUE: Net revenue increased 50% from $499,416 for the six months ended June 30, 2006 to $749,251 for the six months ended June 30, 2007. Marine product segment sales were $112,498 or 15% of total revenues for the six months ended June 30, 2007 compared to $101,039, or 20% of total revenues, for the six months ended June 30, 2006. Overall, marine product sales increased $11,459, or 11%. Security product segment sales were $68,028 or 9% of total revenues for the six months ended June 30, 2007 compared to $40,410, or 8% of total revenues, for the six months ended June 30, 2006. Overall, security product sales increased $27,618, or 68%. DC Transportation product segment sales were $568,725, or 76% of total revenues for the six months ended June 30, 2007 compared to $357,967, or 72% of total revenues for the six months ended June 30, 2006. Overall, DC Transportation product sales increased $210,758, or 59%. The increase in net revenues for the marine product segment was due to a concentrated effort on internet marketing. The increase in net revenues for the security product segment was due primarily to a re-focusing on catalog distributors. The increase in net revenues for the DC transportation product segment was due to a continual expansion and upgrading of the product line, and the acquisition of new customers from leads developed by sales personnel and trade show attendances in prior periods.

COST OF GOODS SOLD: Cost of goods sold increased 44% from $282,046 for the six months ended June 30, 2006 to $405,094 for the six months ended June 30, 2007. As a percentage of net revenue, cost of goods sold decreased to 54% for the six months ended June 30, 2007 from 56% for the six months ended June 30, 2006. Cost of goods sold for the marine products segment increased $6,374 or 10%, from $61,549 for the six months ended June 30, 2006 to $67,923 for the same period ended in 2007. As a percentage of net revenue, cost of goods sold for the marine product segment decreased from 61% for the six months ended June 30, 2006 to 60% for same period ended in 2007. Cost of goods sold for the security products segment increased $18,564 or 54%, from $34,408 for the six months ended June 30, 2006 to $52,972 for the same period ended in 2007. As a percentage of revenue, cost of goods sold for the security product segment decreased from 85% for the six months ended June 30, 2006 to 78% for same period ended in 2007. Cost of goods sold for the DC Transportation product segment increased $98,110 or 53% from $186,089 for the six months ended June 30, 2006 to $284,199 for the same period ended in 2007. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment decreased from 52% for the six months ended June 30, 2006 to 50% for same period ended in 2007.

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

GROSS PROFIT MARGIN: Gross profits on sales for the six months ended June 30, 2007 amounted to $344,157 or 46% of net revenues, compared to $217,370, or 44% of net revenues, for the six months ended June 30, 2006. The marine products segment contributed $44,575 and $34,490 of the total gross profit for the six months ended June 30, 2007 and 2006, respectively. The security products segment contributed $15,056 and $6,002 of the total gross profit for the six months ended June 30, 2007 and 2006, respectively. The DC Transportation products segment contributed $284,526 and $171,878 of the total gross profit for the six months ended June 30, 2007 and 2006, respectively. The gross profit percentage for the marine products segment increased from 39% for the six months ended June 30, 2006 to 40% for the six months ended June 30, 2007. The gross profit percentage for the security products segment increased from 15% for the six months ended June 30, 2006 to 22% for the six months ended June 30, 2007. The gross profit percentage for the DC Transportation products segment increased from 48% for the six months ended June 30, 2006 to 50% for the six months ended June 30, 2007.

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

SALARIES AND WAGES: Salaries and Wages decreased 14% from $714,221 for the six months ended June 30, 2006 to $611,127 for the six months ended June 30, 2007. The decrease was due to a general downsizing implemented by management.. Salary and Wages is comprised of employee wages, benefits, taxes, and stock compensation. During the six months ended June 30, 2007, there was $7,857 in stock-based compensation issued to employees.

PROFESSIONAL AND CONSULTING FEES: Professional and consulting fees decreased 51% from $905,322 for the six months ended June 30, 2006 to $441,337 for the six months ended June 30, 2007. The decrease was primarily due to a reduction in legal fees offset by an accrual for Board of Director compensation and investor relations consulting. Professional and consulting fees include fees paid to attorneys, accountants, Directors, and business consultants.  During the six months ended June 30, 2007, stock based compensation expense for consultants and service providers amounted to $73,750.  In addition, a charge of $48,925 was recorded as an estimate of expected Board of Director compensation earned during the period, until the final compensation details are finalized.

DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization decreased 38% from $161,636 for the six months ended June 30, 2006 to $100,061 for the six months ended June 30, 2007. The decrease was attributable to a reduction in amortization expense as certain intangible assets were fully amortized as of June 30, 2007.

RESEARCH AND DEVELOPMENT: Research and development expense decreased 25% from $354,735 for the six months ended June 30, 2006, to $265,066 for the six months ended June 30, 2007. The decrease was due to a reduction in engineering resources as the Company’s new power line products neared completion. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our Security (both analog and digital), and product segments. For the six months ended June 30, 2007, of the total Research and Development expenditures, $250,229 or 94% was related to the security and audio products segment, $6,517 or 2% was related to the Marine products segment, and $8,320 or 4% was related to the DC Transportation products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security, audio and DC transportation product segments for the next several years.

ADVERTISING AND PROMOTIONS: Advertising and promotions decreased 29% from $84,400 for the six months ended June 30, 2006 to $59,669 for the six months ended June 30, 2007. The decrease was due directly to a reduction in overall advertising and a focus on trade show attendance. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES: Rent and utilities decreased 22% from $115,574 for the six months ended, June 30, 2006 to $90,372 for the six months ended, June 30, 2007. The decrease is due to the consolidation of the Company’s office and warehouse facilities to new office and warehouse space effective July 1, 2006.  The Company leases approximately 6,850 square feet of combined office and warehouse space in St. Petersburg, Florida, under a non-cancellable lease through September of 2011. The Company also leases approximately 2400 square feet of office space in California, under a one year lease, which houses its research and development operations.  Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL AND ENTERTAINMENT EXPENSE: Travel and entertainment expense decreased 5% from $70,854 for the six months ended June 30, 2006 to $67,181 for the six months ended June 30, 2007. The decrease was attributed to decreased travel by employees of the DC Transportation product segment. Travel and entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking and tolls, hotels and lodging, taxis, meals, and entertainment.

OTHER EXPENSES: Other expenses decreased 14% from $198,953 for the six months ended June 30, 2006 to $171,867 for the six months ended June 30, 2007. The decrease was due to a decrease in the Company’s Director and Officers insurance premiums and a reduction telemarketing services that were previously outsourced. Other expenses include travel, supplies, property taxes, insurance, financing fees, bank charges, provision for doubtful accounts, postage and delivery, and various other expenses that are classified as miscellaneous.

NON-OPERATING INCOME (EXPENSE) ITEMS: Non-operating income (expense) decreased 31% from $787,231 for the six months ended June 30, 2006 to $545,829 for the six months ended June 30, 2007. Components of non-operating expenses are as follows:

•
Interest expense increased 694% to $(874,429) for the six months ended June 30, 2007 from $(110,121) for the six months ended June 30, 2006. The current period interest expense includes ($716,967) of amortization of debt discount on the Convertible Debentures, $(106,395) of amortization of debt discount on the short-term promissory notes payable, and $(51,067) of interest associated with notes payable outstanding during the period. The Company records amortization using the effective interest method and, accordingly, interest expense associated with these debentures will increase as the carrying value increases.

•
Other income decreased 78% to $9,637 for the six months ended June 30, 2007, from $43,951 for the six months ended June 30, 2006. Current period income of $25,783 is related primarily to proceeds received in conjunction with the settlement of a lawsuit in 2006, offset by derivative expense of $15,363 associated with the conversion of debentures (See Note 7).   Amounts also include interest earned on cash balances held by the Company throughout the period.

•
Loss of extinguishment of debt decreased 95% to $(75,913) for the six months ended June 30, 2007, from $(1,502,286) for the six months ended June 30, 2006. The amounts are recorded in connection with our debenture financing where we allocated the fair value of instruments issued in connection with the financing to the proceeds and the debt relieved on a relative fair value basis. This calculation resulted in a loss on extinguishment associated with the relieved indebtedness.

•
Derivative gain decreased 37% to $1,486,534 for the six months ended June 30, 2007, from $2,355,687 for the six months ended June 30, 2006. Derivative gain arises from fair value adjustments to our derivative financial instruments. These instruments consist of freestanding warrants and embedded conversion features associated with the Debenture offering. We will continue to incur fair value adjustments to these instruments until such instruments are converted, exercised or reclassified to stockholders' equity. Future fair value adjustments require the use of subjective estimates. However, the principal drive of our valuation model is the Company's trading common stock. Accordingly, future volatility in the trading market price may result in significant changes in fair value that are required to be recorded as adjustments in income.

THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

NET REVENUE: Net revenue increased 21% from $287,832 for the three months ended June 30, 2006 to $347,017 for the three months ended June 30, 2007. Marine product segment sales were $54,762 or 16% of total revenues for the three months ended June 30, 2007 compared to $41,654, or 14% of total revenues, for the three months ended June 30, 2006. Overall, marine product sales increased $13,108, or 31%. Security product segment sales were $31,266 or 9% of total revenues for the three months ended June 30, 2007 compared to $30,858, or 11% of total revenues, for the three months ended June 30, 2006. Overall, security product sales increased $408, or 1%. DC Transportation product segment sales were $260,989, or 75% of total revenues for the three months ended June 30, 2007 compared to $215,320, or 75% of total revenues for the three months ended June 30, 2006. Overall, DC Transportation product sales increased $45,669, or 21%. The increase in net revenue for the marine product segment was due to a concentrated effort on internet marketing. Net revenue for the security product segment was flat for the period ended. The increase in net revenues for the DC transportation product segment was due to a continual expansion and upgrading of the product line, and the acquisition of new customers from leads developed by sales personnel and trade show attendances in prior periods.

COST OF GOODS SOLD: Cost of goods sold increased 23% from $154,966 for the three months ended June 30, 2006 to $190,380 for the three months ended June 30, 2007. As a percentage of net revenue, cost of goods sold decreased to 53% for the three months ended June 30, 2007 from 60% for the three months ended June 30, 2006. Cost of goods sold for the marine products segment increased $9,024 or 36%, from $25,323 for the three months ended June 30, 2006 to $34,347 for the same period ended in 2007. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 61% for the three months ended June 30, 2006 to 63% for same period ended in 2007. Cost of goods sold for the security products segment decreased $586 or 2%, from $26,289 for the three months ended June 30, 2006 to $25,703 for the same period ended in 2007. As a percentage of net revenue, cost of goods sold for the security product segment decreased from 85% for the three months ended June 30, 2006 to 82% for same period ended in 2007. Cost of goods sold for the DC Transportation product segment increased $26,976 or 26% from $103,354 for the three months ended June 30, 2006 to $130,330 for the same period ended in 2007. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment increased from 48% for the three months ended June 30, 2006 to 50% for same period ended in 2007.

The increase in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by price reductions to a new wholesale customer. The decrease in the cost of goods sold as a percentage of net revenues for the security products segment was due to an increase in the average sales prices during the period. The increase in the cost of goods sold as a percentage of net revenues for the DC Transportation product segment was due to changes in product mix during the period ended.

GROSS PROFIT MARGIN: Gross profits on sales for the three months ended June 30, 2007 amounted to $156,637 or 45% of net revenues, compared to $132,866, or 46% of net revenues, for the three months ended June 30, 2006. The marine products segment contributed $20,415 and $16,331 of the total gross profit for the three months ended June 30, 2007 and 2006, respectively. The security products segment contributed $5,563 and $4,569 of the total gross profit for the three months ended June 30, 2007 and 2006, respectively. The DC Transportation products segment contributed $130,659 and $111,966 of the total gross profit for the three months ended June 30, 2007 and 2006, respectively. The gross profit percentage for the marine products segment decreased from 39% for the three months ended June 30, 2006 to 37% for the three months ended June 30, 2007. The gross profit percentage for the security products segment increased from 15% for the three months ended June 30, 2006 to 18% for the three months ended June 30, 2007. The gross profit percentage for the DC Transportation products segment decreased from 52% for the three months ended June 30, 2006 to 50% for the three months ended June 30, 2007.

The decrease in the gross profit as a percentage of net revenues for the marine products segment was driven primarily by price reductions to a new wholesale customer. The increase in the gross profit as a percentage of net revenues for the security products segment was due to an increase in the average sales prices during the period. The decrease in the gross profit as a percentage of net revenues for the DC Transportation product segment was due changes in the product mix during the period.

SALARIES AND WAGES: Salaries and Wages decreased 29% from $424,903 for the three months ended June 30, 2006 to $301,231 for the three months ended June 30, 2007. The decrease was due to a general downsizing implemented by management. Salary and Wages is comprised of employee wages, benefits, taxes, and stock compensation. During the three months ended June 30, 2007, there was $5,946 in stock-based compensation issued to employees.

PROFESSIONAL AND CONSULTING FEES: Professional and consulting fees decreased 45% from $556,292 for the three months ended June 30, 2006 to $307,185 for the three months ended June 30, 2007. The decrease was primarily due to a reduction in legal fees offset by an accrual for Board of Director compensation, investor relations consulting, and audit fees. Professional and consulting fees include fees paid to attorneys, accountants, Directors, and business consultants. During the three months ended June 30, 2007, stock based compensation expense for consultants and service providers amounted to $68,500.  In addition, a charge of $48,925 was recorded as an estimate of expected Board of Director compensation earned during the period, until the final compensation details are finalized.

DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization decreased 7% from $52,838 for the three months ended June 30, 2006 to $48,970 for the three months ended June 30, 2007. The decrease was attributable to a reduction in amortization expense as certain intangible assets were fully amortized as of June 30, 2007.

RESEARCH AND DEVELOPMENT: Research and development expense decreased 39% from $222,528 for the three months ended June 30, 2006, to $134,736 for the three months ended June 30, 2007. The decrease was due to a reduction in engineering resources as the Company’s new power line products neared completion. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our Security (both analog and digital), and product segments. For the three months ended June 30, 2007, of the total Research and Development expenditures, $126,416 or 94% was related to the security and audio products segment, and $8,320, or 6% was related to the DC Transportation products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security, audio and DC transportation product segments for the next several years.

ADVERTISING AND PROMOTIONS: Advertising and promotions decreased 15% from $30,004 for the three months ended June 30, 2006 to $25,364 for the three months ended June 30, 2007. The decrease was due directly to a reduction in overall advertising and a focus on trade show attendance. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES: Rent and utilities decreased 29% from $63,567 for the three months ended, June 30, 2006 to $45,432 for the three months ended, June 30, 2007. The decrease is due to the consolidation of the Company’s office and warehouse facilities to new office and warehouse space effective July 1, 2006.  The Company leases approximately 6,850 square feet of combined office and warehouse space in St. Petersburg, Florida, under a non-cancellable lease through September of 2011. The Company also leases approximately 2400 square feet of office space in California, under a one year lease, which houses its research and development operations.  Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL AND ENTERTAINMENT EXPENSE: Travel and entertainment expense decreased 30% from $32,458 for the three months ended June 30, 2006 to $22,598 for the three months ended June 30, 2007. The decrease was attributed to decreased travel by officers and employees related to industry trade shows for the DC Transportation product segment. Travel and entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking and tolls, hotels and lodging, taxis, meals, and entertainment.

OTHER EXPENSES: Other expenses increased 20% from $72,413 for the three months ended June 30, 2006 to $86,905 for the three months ended June 30, 2007. The increase was due to an increase in warranty expense and temporary labor. Other expenses include travel, supplies, property taxes, insurance, financing fees, bank charges, provision for doubtful accounts, postage and delivery, and various other expenses that are classified as miscellaneous.

NON-OPERATING INCOME (EXPENSE) ITEMS: Non-operating income (expense) decreased 134% from $1,905,443 for the three months ended June 30, 2006 to ($645,092) for the three months ended June 30, 2007. Components of non-operating expenses are as follows:

•
Interest expense increased 355% to $(185,110) for the three months ended June 30, 2007 from $(40,658) for the three months ended June 30, 2006. The current period interest expense includes ($52,397) of amortization of debt discount on the Convertible Debenture, $(106,395) of amortization of debt discount on the short term promissory notes and $(26,318) of interest associated with notes payable outstanding during the period. The Company records amortization using the effective interest method and, accordingly, interest expense associated with these debentures will increase as the carrying value increases.

•
Other income decreased 76% to $10,000 for the three months ended June 30, 2007, from $41,387 for the three months ended June 30, 2006. Current period income of $10,282 is related primarily to proceeds received in conjunction with the settlement of a lawsuit in 2006.  Amounts also include interest earned on cash balances held by the Company throughout the period.

•
Derivative loss decreased 125% to ($469,982) for the three months ended June 30, 2007, from a gain of $1,904,714 for the three months ended June 30, 2006. Derivative gains and losses arise from fair value adjustments to our derivative financial instruments. These instruments consist of freestanding warrants and embedded conversion features associated with the Debenture offering. We will continue to incur fair value adjustments to these instruments until such instruments are converted, exercised or reclassified to stockholders' equity. Future fair value adjustments require the use of subjective estimates. However, the principal drive of our valuation model is the Company's trading common stock. Accordingly, future volatility in the trading market price may result in significant changes in fair value that are required to be recorded as adjustments in income.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred losses from operations of $916,694 and $1,617,682 during the six months ended June 30, 2007 and 2006, respectively. In addition, during those periods, the Company has used cash of $860,090 and $2,842,510 respectively, in its operating activities and has a stockholders' deficit at June 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has allocated significant resources to the development of new power line technologies and products that will be available for sale and/or licensing during the second or third quarters of fiscal year 2007. The Company’s ability to continue will be dependent upon achieving profitable operations through the licensing and sales of these new technologies and products.

The Company’s ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security, DC Transportation, and new Audio products segments, and (iii) ultimately the achievement of profitable operations. During the six months ended June 30, 2007, the Company secured financing of $765,000 in the form of short-term notes payable from its primary financial partner.  While the proceeds of this financing did mitigate the Company’s liquidity difficulties for the six months ended June 30, 2007, additional funding will be required to fund the launch of the Company’s new power line products and technologies, which are now ready for release, and to fund operations through December 31, 2007, or until it can achieve profitability. In addition to the continued effort to reduce overhead expenses through the streamlining of its operations, the Company plans to continue to borrow funds through the issuance of short-term convertible promissory notes, and is currently negotiating a $300,000 bridge loan to fund operations while it evaluates its longer term financing options with its primary financing partner (Subsequent events below). The ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured and the condensed consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty. See “Subsequent Events” below for further discussion of liquidity.

During the six months ended June 30, 2007 the Company funded its losses from operations through the following vehicles:

We borrowed $500,000 from our primary financial partner through the issuance of two separate unsecured promissory notes. We executed a promissory note on January 29, 2007 in the amount of $300,000. The note was due on February 28, 2007, and bears an 8% interest rate. On March 21, 2007, we executed a second promissory note in the amount of $200,000. The note was due on May 5, 2007, and bears an 8% interest rate. Interest on each of these notes was due and payable upon the maturity dates. On May 14, 2007, the Company received an additional $50,000 in cash from its primary finance partner, the proceeds of which are included in a note payable that consolidates all outstanding notes payable with this finance partner.  The Company issued a new consolidated note payable in the amount of $898,661 which includes the following: the retirement of the September 14, 2006 note payable in the principal amount of $300,000, the retirement of the January 29, 2007 note payable in the principal amount of $300,000, the retirement of the March 21, 2007 note payable in the amount of $200,000, accrued interest in the amount of $48,661 (including default rate interest of 18%) on the three aforementioned notes, and $50,000 in new proceeds received on May 14, 2007. The note bears an 8% interest rate and an 18% default interest rate for all principal amounts outstanding beyond the maturity date. The note was due on July 13, 2007, with principal and interest due and payable upon maturity. The Company is currently engaged in negotiating with the holder of this note in order to extend the term of this note and provide for the terms of the repayment.

We borrowed $215,000 from accredited investors and related parties through the issuance of a series of short-term 30 day promissory notes, all which bear an annual interest rate of 8%, and the maturity dates for which may be extended for an additional 30 days at the option of the lender.  The notes were issued during the months of May and June and all remained outstanding at June 30, 2007.  Each note included a loan origination fee for the lender to be paid in restricted common stock in share amounts ranging from 5% to 25% of the principal amount loaned.  The shares carry piggyback registration rights.  Each of the notes are convertible, at the option of the lender, into restricted common stock at $.60 per share, and  three year warrants to purchase an additional 50% of the converted shares at an exercise price of $1.25 per share.  At June 30, 2007, no principal had been converted to common stock, and all lenders with notes due prior to June 30, 2007 extended their notes for the additional 30 day period (Note 8).

Material Commitments:

See Note 10 in the accompanying condensed consolidated financial statements.

Subsequent Events:

In addition to continuing to borrow funds through the issuance of short-term convertible promissory notes as discussed above; on July 17, 2007 the Company executed a term sheet with a lender for a $300,000 bridge loan.  The note will bear an annual interest rate of 12% with a six month term.  The loan will be collateralized with common shares held by the primary financing partner.  The lender will be paid an equity fee in shares of common stock with a value of $70,000 for the first ninety days the loan remains outstanding.  In the event the loan is not repaid on or before the 90th day, additional common shares with a value of $70,000 is required to be issued to these lenders.  In addition, the Company will issue to the lender, on the closing date, five-year warrants to purchase 150,000 shares of common stock at an exercise price of 125% of the average closing price of the Company’s common stock for the ten trading days immediately preceding the closing date of the loan.

At the time of filing, the Company had not completed this transaction and had not received any proceeds associated therewith.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer, also concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our affect internal controls over financial reporting that occurred during the our fiscal quarter ended June 30, 2007.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Litigation, claims and assessment:

Reed Elsevier, Inc.

On April 26, 2007 the Company learned that a default judgment had been entered against it on August 1, 2006 in the Circuit Court of the 6th Judicial Circuit of Pinellas County, Florida, in the amount of $20,192, to the plaintiff Reed Elsevier, Inc.  The obligation is associated with a commitment made in December of 2004, by a former officer of the Company, for floor space at a trade show in March of 2005, which the Company did not attend.  The Company has retained counsel to negotiate a resolution to the matter, and is awaiting a response from the plaintiff for a meeting date.  The Company has recorded a liability in the amount of $22,203, including post judgment interest, which is included in accrued expenses in the accompanying June 30, 2007 condensed consolidated balance sheet.

Guestlinx, LLC

On May 19, 2006 we learned that a default judgment had been entered against us on May 3, 2006 in the Superior Court of California, Orange County, in the amount of $90,561, to the plaintiff Guestlinx, LLC. The obligation is associated with the Hotel/MDU product segment, the operations of which were discontinued in April of 2005. The judgment was granted based on an action filed by Guestlinx, LLC on November 2, 2005. We had no prior knowledge of the action and believe it was never properly served. We retained counsel in California, and on August 4, 2006 were successful in having the judgment set aside for improper service. We had previously recorded a liability associated with this dispute in the amount of $46,352. On December 8, 2006, we negotiated a settlement and release agreement at a mandatory settlement conference, in the amount of $52,500. We remitted $16,250 toward the settlement amount on December 15, 2006, and the remaining balance of $36,250 was recorded as an accrued liability at December 31, 2006. Under the agreement, we were required to pay the remaining balance by February 15, 2007, but were unable to do so. The agreement provides for the plaintiff to receive a stipulated judgment in the amount of $60,000 (less amounts remitted) if we are in default of the agreement.  On April 18, 2007, the plaintiff filed for and received the default judgment and the Company’s counsel is currently working with the plaintiff on a revised payment schedule.  The Company increased the aforementioned liability in the amount of $7,500 to account for the additional obligation incurred under the stipulated judgment.  The amounts are included in accrued expenses in the accompanying June 30, 2007 and December 31, 2006 condensed consolidated balance sheets.

Acu-cast Technologies, LLC

On June 11, 2007, Acu-cast Technologies, LLC filed a complaint against the Company in the amount of $4,437 in the County Court of Lawrence, Tennessee.  The liability relates to proto-types made by the plaintiff on behalf of the Company.  The Company has hired counsel in Tennessee who represented the Company at a July 11, 2007 hearing.  The Company is currently negotiating a payment schedule while it waits for the court to set a trial date. The amount is included in accounts payable in the accompanying June 30, 2007 and December 31, 2006 condensed consolidated balance sheets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2007, the Company issued 346,333 shares of common stock to debenture holders as payment for annual interest due on the March 2006 convertible debentures.  The shares were valued at $427,722 in accordance with the March 22, 2006 Convertible Debenture and Securities Purchase Agreement. The shares were registered on Form SB-2 as filed with the Securities and Exchange Commission, effective October 4, 2006.

During the three months ended June 30, 2007, the Company issued 4,300 shares of common stock in settlement of accounts payable relating to consulting costs for marketing services rendered during the period.  The shares issued converted, $4,300 of accounts payable liability owed to the consultant and were valued based on the closing market price of the Company's common stock on the date of conversion.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 7, 2007.

During the three months ended June 30, 2007, the Company issued 15,094 shares of common stock in settlement of accounts payable related to consulting costs for marketing services rendered during the period.  The shares issued converted $15,094 of accounts payable liability owed to the consultant and were valued based on the closing market price of the Company's common stock on the date of conversion.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 7, 2007.

During the three months ended June 30, 2007, the Company issued 50,000 shares of common stock to a consultant for business development and financial advisory services rendered during the period.  The shares were valued at $52,500 based on the closing market price of the Company's common stock on the date of the contract. These shares were recorded by the Company as a $26,250 charge to professional and consulting fees and the remaining balance is included in prepaid expenses in the accompanying 2007 balance sheet. The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 7, 2007.

During the three months ended June 30, 2007, the Company issued 18,852 shares of common stock, with a fair value of $17,500 to a consultant for sales and licensing services rendered during the period.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 7, 2007.

During the three months ended June 30, 2007, the Company issued 40,345 shares of common stock to a consultant for legal services rendered during the period.  The shares were valued at $40,345 based on the closing market price of the Company's common stock on the date of issuance.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 7, 2007.

During the three months ended June 30, 2007, the Company issued 20,412 shares of common stock to a consultant for legal services rendered during the period.  The shares were valued at $15,717 based on a three day average of the closing market price of the Company's common stock, discounted by 30%,  as outlined in the consulting agreement.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 7, 2007.

Item 3. Defaults Upon Senior Securities.

As of June 30, 2007 and December 31, 2006, the Company was in default under the terms of the Purchase Agreement dated March 7, 2006, and the Debentures issued on March 22, 2006 in connection therewithin an aggregate principal amount of $4,473,933. The terms of the Purchase Agreement and the Debenture required that the Company generate gross profit in excess of $300,000 per month on average during the period from October 1, 2006 to December 31, 2006. Under the default provisions, upon the Company delivering an Event of Default Notice to Purchasers (Debenture holders) or the Purchasers becoming aware of an Event of Default, the Purchasers may require the Company to redeem all or any portion of their Debentures by delivering an “Event of Default Redemption Notice” to the Company. At that time the Company would be required to redeem the requested portion of the debenture at a redemption value calculated in accordance with the default provisions in the March 7, 2006 Securities Purchase Agreement, to be no less than 120% of the principal amount requested to be redeemed. At June 30, 2007, the Company had not negotiated a form of a waiver agreement with the Purchasers covering the Company’s inability to meet this covenant. The Company has not received an “Event of Default Redemption Notice” from any Purchaser and is currently engaged in negotiating with the Purchasers in order to enter into a such a waiver agreement covering the aforementioned default.

Because the Company was in default as of June 30, 2007 and December 31, 2006, and while under default, may receive an “Event of Default Redemption Notice” at any time, the liabilities associated with the Debentures on the accompanying condensed consolidated balance sheets, as presented, have been reclassified from long-term to current liabilities.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

(a)           None.

(b)           No material changes to the procedures by which security holders may recommend nominees to our board of directors occurred or have been implemented since our last periodic filing, our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2006.

Item 6. Exhibits

Exhibit No.	Description
3(i).1
Articles of Restatement of the Articles of Incorporation of PowerLinx, Inc., dated February 25, 2003. (Incorporated by reference to Annual Report for the fiscal year ended December 31, 2001, filed with the SEC on Form 10KSB/A. on January 16, 2003)

3(i).2
Amendment to the Articles of Incorporation increasing authorized Common Stock from 250,000,000 to shares. (Incorporated by reference to the Current Report filed on Form 8-K with the Securities and Exchange Commission on 400,000,000, March 22, 2006).

3(i).3
Amendment to the Articles of Incorporation changing the Company's name from Seaview Video Technology, Inc. to PowerLinx, Inc. (Incorporated by reference to the Current Report filed on Form 8-K with the Securities and Exchange Commission on March 16, 2004).

3(i).4
Certificate of Amendment filed with the Secretary of State of Nevada on August 9, 2006, amending the Company’s Articles of Incorporation to increase the Company’s authorized common stock from 8,000,000 50,000,000 shares. (Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 with the Securities and Exchange Commission on September 9, 2006).

3(ii).1	Bylaws of the Company. (Incorporated by reference to the Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on April 15, 2005).
4.1	Certificate of designation of Series A Preferred Stock (Incorporated by reference to the Company’s Current Report filed on Form 10-KSB with the Securities and Exchange Commission on March 16, 2004).
31.1	Certification of Michael Tomlinson, Chief Executive Officer, dated August 14, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith).
31.2	Certification of Douglas Bauer, Chief Financial Officer, dated August 14, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith).
32.1	Statement of Michael Tomlinson, Chief Executive Officer, dated August 14, 2007, pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended. (Filed herewith).
32.2	Statement of Douglas Bauer, Chief Financial Officer, dated August 14, 2007, pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended. (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERLINX INC.

Date:	August 20, 2007	By:	/s/ Michael Tomlinson
Michael Tomlinson
Chief Executive Officer

		By:	/s/ Douglas Bauer
Douglas Bauer
Chief Financial Officer (and Acting Principal Accounting Officer)