Form 10QSB
period 2007-09-30
POWERLINX INC
filed 2007-12-20
CIK 894536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The total number of shares outstanding of the issuer’s common stock, $0.001 par value per share, as of December 20, 2007 was 6,768,674.

Explanatory Note

The accompanying unaudited financial statements have not been reviewed by an independent public accountant. The Company plans to file an amended 10-QSB following the completed review of its quarterly financial statements by its independent auditor.

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  Our future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

POWERLINX, INC.

INDEX

Part I – FINANCIAL INFORMATION

Page No.
Item 1. Financial Statements.	3

Condensed Financial Statements

Condensed Consolidated Balance Sheets
As of September 30, 2007 (unaudited) and December 31, 2006	F-1

Condensed Consolidated Statements of Operations
For the nine months ended September 30, 2007 and 2007 (unaudited)	F-2

Condensed Consolidated Statements of Stockholders Deficit
For the Nine Months ended September 30, 2007 (unaudited)

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2007 (unaudited)	F-4

Notes to Condensed Consolidated Financial Statements	F-6

Item 2. Management’s Discussion and Analysis or Plan of Operations	3

Item 3. Controls and Procedures	4

Item 3A (T). Controls and Procedures	10

10
Part II – OTHER INFORMATION

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	12

Signatures	13

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our consolidated financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this Quarterly Report on Form 10-QSB (the “Quarterly Report”), the terms "we", "us", "our", the “Company,” and “PowerLinx” mean PowerLinx, Inc., unless otherwise indicated.

POWERLINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,132	$100,679
Accounts receivable, net	330,449	89,721
Investments	17,756	17,210
Employee advances	42,266	40,485
Inventories	493,147	684,296
Prepaid expenses and other current assets	324,244	49,975
Deferred financing costs	18,188	74,917
Total current assets	1,260,182	1,057,283

Intangible assets, net	285,585	377,290
Deposits	18,976	18,976
Property and equipment, net	86,524	137,638
Total assets	$1,651,267	$1,591,187

LIABILIITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$978,676	$647,009
Accrued expenses	316,477	164,703
Accrued severance payable	15,000	34,500
Notes payable	905,720	308,824
Convertible notes payable	468,938	-
Liabilities of discontinued operations	46,902	40,754
Convertible debentures	1,397,846	271,292
Derivative liabilities	686,363	3,206,121
Total current liabilities	4,800,246	4,673,203

Commitments and contingencies (Note 10)	-	-

Stockholders' deficit:
Series A convertible preferred stock, $1.00 par value;	-	-
authorized 30,000,000, none issued and outstanding
Common stock, $.001 par value, authorized 50,000,000	6,567	5,182
shares; issued (6,568,725 - 2007; 5,182,321 - 2006)
outstanding (6,559,253 - 2007; 5,172,849 -2006)
Additional paid-in capital	27,738,634	26,004,958
Treasury stock, at cost, 9,472 shares	(287,757)	(287,757)
Accumulated deficit	(30,622,099)	(28,804,399)
Total stockholders' deficit	(3,164,655)	(3,082,016)
Total liabilities and stockholders' deficit	$1,651,267	$1,591,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenue	$573,086	$1,004,564	$1,322,337	$1,503,980
Cost of goods sold	305,809	731,688	710,903	1,013,734

Gross Profit	267,277	272,876	611,434	490,246

Operating expenses:
Salaries and wages	269,245	306,757	880,372	1,020,978
Professional and consulting fees	316,940	121,779	758,277	1,027,101
Depreciation and amortization	42,757	52,818	142,818	214,454
Research and development	157,973	152,932	423,039	507,667
Advertising and promotions	36,234	22,158	95,903	106,558
Rent and utilities	48,424	29,689	138,796	145,263
Travel and entertainment	21,587	31,832	88,768	102,686
Other expenses	95,591	79,841	267,458	278,794

Total operating expenses	988,751	797,806	2,795,431	3,403,501

Loss from operations	(721,474)	(524,930)	(2,183,997)	(2,913,255)

Interest expense, net	(1,081,728)	(69,333)	(1,956,157)	(160,503)
Other income (expense), net	(66,350)	47,200	(56,713)	72,200
Gain(loss) on extinguishment of debt	-	-	(75,913)	1,502,286
Derivative gain (loss)	968,546	(37,718)	2,455,080	2,317,969

Loss before discontinued operations	(901,006)	(584,781)	(1,817,700)	(2,185,875)

Loss from discontinued operations	-	-	-	(16,588)

Net loss	$(901,006)	$(584,781)	$(1,817,700)	$(2,202,463)

Net loss per common share, basic:
Continuing operations	$(0.15)	$(0.12)	$(0.32)	$(0.46)
Discontinued Operations	$-	$-	$-	$-
Net loss per share	$(0.15)	$(0.12)	$(0.32)	$(0.46)

Weighted average common shares
outstanding, basic	6,118,293	4,920,497	5,639,316	4,746,423

Net loss per common share, diluted:
Continuing Operations	$(0.15)	$(0.12)	$(0.32)	$(0.46)
Discontinued Operations	$-	$-	$-	$-
Net loss per share	$(0.15)	$(0.12)	$(0.32)	$(0.46)

Weighted average common shares
outstanding, diluted:	6,118,293	5,137,467	5,639,316	4,745,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
Statement of Stockholders’ Deficit
Nine Months ended September 30, 2007

	Common Stock		Additional
			Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, January 1, 2007	5,182,321	$5,182	$26,004,958	$(287,757)	$(28,804,399)	$(3,082,016)

Net loss					(1,817,700)	(1,817,700)

Issuance of stock to consultants
for services	309,012	309	262,601			262,910

Conversion of convertible debentures
to common stock	175,595	176	155,841			156,017

Issuance of common stock for the
exercise of common stock warrants	126,316	126	70,573			70,699

Issuance of stock for interest
on convertible debentures	356,532	355	437,595			437,950

Issuance of stock for financing fees on
convertible notes payable	411,871	412	193,502			193,914

Issuance of common stock to employees
for compensation	7,078	7	7,850			7,857

Recording of beneficial coversion feature
in connection with convertible notes
payable	-	-	605,714			605,714

Balance, September 30, 2007	6,568,725	$6,567	$27,738,634	$(287,757)	$(30,622,099)	$(3,164,655)

POWERLINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
 (Unaudited)

	Nine Months Ended September 30,

	2007	2006
Cash flows from operating activities:
Net loss	$(1,817,700)	$(2,202,463)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Share-based compensation	281,110	408,960
Amortization	91,705	147,553
Accretion of debt discount	1,693,323	161,522
Loss on debt extinquishment	75,913	1,502,286
Derivative (gain) loss	(2,455,080)	(2,317,969)
Depreciation	51,114	66,901
Provision for bad debt	27,451	41,200
Effect of warrant repricing	28,348
CY interest consolidated into loan	36,795
Derivative expense	(5,671)
Changes in:
Operating assets	(94,624)	(986,392)
Operating liabiliites	605,392	(510,457)

Net cash flows from operating activities	(1,481,924)	(3,688,859)

Cash flows from investing activities:
Purchase of property and equipment	-	(20,015)

Net cash flows from investing activities	-	(20,015)

Cash flows from financing activities:
Proceeds from sales of common stock, net
costs of $24,923	-	184,145
Proceeds from convertible debentures, net
costs of $82,000	-	3,018,000
Repayment of related party debt	-	(31,000)
Proceeds from exercise of common stock warrants	75,790
Proceeds from notes payable	1,378,352	375,000
Repayment of notes payable	(38,765)	(8,824)
Net cash flows from financing activities	1,415,377	3,537,321

Net change in cash and cash equivalents	(66,547)	(171,553)
Cash and cash equivalents at beginning of period	34,132	255,293

Cash and cash equivalents at end of period	$34,132	$83,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES

	For the nine months ended September 30,

	2007	2006

Issuance of common stock for liabilities	$172,959	$192,129

Issuance of common stock for financing fees	$-	$46,055

Conversion of notes payable to convertible debentures	$-	$1,373,933

Conversion of convertible debentures to common stock	$156,016$	$-

Warrants reclassified as derivatives (See Note 8)	$-	$(144,780)

Issuance of common stock for interest	$381,120	$-

Conversion of Series A preferred stock to common stock	$-	$22,045

OTHER CASH FLOW INFORMATION

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$2,733

                   The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

1. Basis of presentation and significant accounting policies:

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of PowerLinx, Inc.'s (the "Company") financial position and the results of its operations and its cash flows for the nine months ended September 30, 2007 and 2006. These condensed consolidated financial statements should be read in conjunction with the Company's audited 2006 consolidated financial statements, including the notes thereto, and the other information set forth in the Company's Annual Report on Form 10-K, for the year ended December 31, 2006. Operating results for the nine month period ended September 30, 2007, are not necessarily indicative of the results that can be expected for a full fiscal year.

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

Potentially dilutive securities, which have been excluded from the determination of diluted EPS because their effect would be anti-dilutive, are as follows:

	September 30,
	(unaudited)
	2007	2006

Shares underlying convertible debentures ( Note 7)	4,594,636	4,347,141
Shares underlying convertible notes payable ( Note 8)	1,404,923	-
Warrants	2,466,839	2,027,745
Options	134,116	190,631

Total potentially dilutive shares excluded:	8,600,514	6,565,517

Financial instruments:

Financial instruments at September 30, 2007 and 2006 consist of cash and cash equivalents, accounts receivable, trade payables, accrued expenses, derivative liabilities, notes payable and convertible debentures. As of September 30, 2007 and 2006 the fair values of cash and cash equivalents, accounts receivable, trade payables, accrued expenses approximated their respective carrying values, due to their relative current maturities. The estimated fair value of notes payable approximated $1,375,000 at September 30, 2007, based upon the present value of cash flows. The estimated fair value of convertible debentures approximated $4,600,000 at September 30, 2007, based upon the present value of cash flows.

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

Accounts receivable are concentrated in the Security and DC Transportation products segments and credit losses have been within management's expectations. Although the Company serves a large and varied group of customers, three customers accounted for 35% of the Company’s total net revenue, and 45% of the DC Transportation products segment net revenue for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, two customers accounted for 60% of the Company’s total net revenue. Three customers accounted for 42% of the DC Transportation products segment net revenue, and one customer accounted for 90% of the Security

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Unrecognized tax benefits:

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”) on January 1, 2007.  As a result of the implementation of FIN 48, the Company has not recognized any liability for unrecognized tax benefits.  The Company’s review indicates that any unrecognized tax benefits would not create a material liability but would merely reduce the net operating loss deferred tax asset which has been fully reserved for with a 100% valuation allowance.Management believes there should be no significant change in the total unrecognized tax benefits over the next twelve-month period.  It is not anticipated that any of the total unrecognized tax benefits, if recognized, would materially affect the effective tax rate.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of September 30, 2007, the Company has not accrued any interest or penalties related to uncertain tax positions.

2. Liquidity and management's plans:

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred losses from operations of $2,183,977 and $2,913,255 during the nine months ended September 30, 2007 and 2006, respectively. In addition, during those periods, the Company has used cash of $1,481,924 and $3,688,859 respectively, in its operating activities and has a stockholders' deficit at September 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has allocated significant resources to the development of new power line technologies and products that will be available for sale and/or licensing during the fourth quarter of fiscal year 2007. The Company’s ability to continue will be dependent upon achieving profitable operations through the licensing and sales of these new technologies and products.

The Company’s ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security, DC Transportation, and new Audio products segments, and (iii) ultimately the achievement of profitable operations. During the nine months ended September 30, 2007, the Company secured net financing of $1,253,098 in the form of short-term notes payable from its primary financial partner and other various accredited investors. While the proceeds of this financing did mitigate the Company’s liquidity difficulties for the nine months ended September 30, 2007, additional funding will be required to fund the launch of the Company’s new power line products and technologies, which are now ready for release, and to fund operations. In addition to the continued effort to reduce overhead expenses through the streamlining of its operations, the Company plans to continue to borrow funds through the issuance of short-term convertible promissory notes until longer-term financing can be arranged. Management and the Board of Directors are currently reviewing the long-term financing options available to the Company based on its current strategic plan, which includes the possible restroture or conversion of the convertible payable and convertible debenturies.The ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured and the condensed consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

	Nine months ended September 30, 2007
	(unaudited)
	Security	Marine	DC Trans
	Products	Products	Products	Total

Net revenue	$149,474	$156,942	$1,015,921	$1,322,337
Cost of sales	$104,120	$95,033	$511,750	$710,903
Gross profit	$45,354	$61,909	$504,171	$611,434

Research and development:	$408,202	$6,517	$8,320	$423,039

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Nine months ended September 30, 2006
	(unaudited)
	Security	Marine	DC Trans
	Products	Products	Products	Total

Net revenue	$879,001	$132,983	$491,996	$1,503,980
Cost of sales	$689,232	$78,414	$246,088	$1,013,734
Gross profit	$189,769	$54,569	$245,908	$490,246

Research and development:	$429,626	$3,547	$74,494	$507,667

4. Inventories:

Inventories consisted of the following:

	September 30,	December 31,
	2007	2006

Component Parts	$215,274	$236,481
Finished Goods	$277,873	$447,815
	$493,147	$684,296

5. Intangible assets:

Intangible assets consist of the following:

	September 30,
	2007	December 31,
	(unaudited)	2006
Patents	$2,318,961	$2,318,961
Software license agreement	461,360	461,360
Trademark	93,924	93,924
Acumulated amortization	(2,588,660)	(2,496,955)
	$285,585	$377,290

6. Notes Payable:

The Company executed a promissory note on January 29, 2007 in the amount of $300,000. The note was due on February 28, 2007, and bears an 8% interest rate. On March 21, 2007, we executed a second promissory note in the amount of $200,000. The note was due on May 5, 2007, and bears an 8% interest rate. Interest on each of these notes was due and payable upon the maturity dates. On May 14, 2007, the Company received an additional $50,000 in cash from its primary finance partner, the proceeds of which are included in a note payable that consolidates all outstanding notes payable with this finance partner.  The Company issued a new consolidated unsecured note payable in the amount of $898,661 which includes the following; the retirement of the September 14, 2006 note payable in the principal amount of $300,000, the retirement of the January 29, 2007 note payable in the principal amount of $300,000, the retirement of the March 21, 2007 note payable in the amount of $200,000, accrued interest in the amount of $48,662 (including default rate interest of 18%) on the three aforementioned notes, and $50,000 in new proceeds received on May 14, 2007. The original maturity date of the consolidated note was July 13, 2007, but has been extended by the lender until January 31, 2008. The principal and interest is due and payable upon maturity.  The note bears an 8% interest rate and an 18% default interest rate for all principal amounts outstanding beyond the maturity date.

The Company has an unsecured non-interest bearing note with payments in the amount of $1,765 due and payable through October 2007.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

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

8.0% Convertible Debentures, Warrants and Other Derivatives:

The carrying value of the Company’s 8.0%, Face Value $4,473,933 Convertible Debentures amounted to $1,397,846 at September 30, 2007. Amortization of the debt discount, included in interest expense, amounted to approximately $1,142,000 for the nine months ended September 30, 2007.

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

Derivative Liabiities:
Derivative liabilities consist of the following at September 30, 2007:

Embedded derivative instruments	$115,539
Freestanding derivatives (warrants)	549,840
Other derivative financial instruments (1)	20,984
$686,363

(1)           Other derivative financial instruments represent the fair values of warrants and other convertible instruments that were reclassifiedfrom stockholders’ equity when, in connection with the Convertible Debenture Financings, the Company determined that it no longerhad sufficient authorized and unissued shares to settle all of its instruments. The balance in the table above represents the fair value at September 30, 2007.

The following tabular presentation reflects the number of common shares into which the aforementioned derivatives are indexed at September 30, 2007:

Common shares indexed:
Embedded derivative instruments	4,594,636
Freestanding derivatives (warrants)	2,346,157
Other derivative financial instruments	120,682
7,061,475

Income for the nine months ended September 30, 2007 associated with adjustments recorded to reflect the aforementioned derivatives at fair value amounted to $2,455,080 in derivative gain.

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

Fair value considerations for derivative financial instruments as of September 30, 2007:

Freestanding derivative instruments, consisting of the Warrants and reclassified derivative instruments that arose from the Convertible Debenture Financing are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions included in this model as of September 30, 2007 are as follows:

		Other
Instrument	Warrants	Derivatives
Exercise prices	$2.375	$5.00--$25.00
Term (years)	3.50	.67--8.25
Volatility	125.22%	136.54%--155.40%
Risk-free rate	4.35%	4.35%

Embedded derivative instruments consist of multiple individual features (conversion features and redemption features) that were embedded in the Convertible Debentures. The Company evaluated all significant features of the hybrid instruments and, where required under current accounting standards, bifurcated features for separate report classification. These features were, as attributable to each Debenture, aggregated into one compound derivative financial instrument for financial reporting purposes. These compound embedded derivative instruments are valued using the Flexible Monte Carlo methodology because that model embodies certain relevant assumptions (including, but not limited to, interest rate risk, credit risk, and Company-controlled/mandatory redemption features) that are necessary to value these complex derivatives.

Significant terms and assumptions included in this model as of September 30, 2007 are as follows:

Conversion price	$1.235
Actual term (years)	2.0
Equivalent term (years)	.50
Equivalent volatility	142.99%
Equivalent risk-adjusted interest rate	11.42%
Equivalent risk-adjusted yield rate	92.62%--107.24%

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

During August 2007, the Board of Directors approved a repricing of the exercise price of the freestanding warrants from $2.37 to $0.60 for a one week period. Warrants to purchase 126,316 shares of common stock were exercised at the $0.60 price. The $15,700 difference in the fair value of the warrants due to the repricing was recorded as expense.

As of September 30, 2007 and December 31, 2006, the Company was in default under the terms of the Purchase Agreement and the Debentures issued on March 22, 2006. The terms of the Purchase Agreement and the Debenture required that the Company generate gross profit in excess of $300,000 per month on average during the period from October 1, 2006 to December 31, 2006. Under the default provisions; upon the Company delivering an Event of Default Notice to Purchasers (Debenture holders) or the Purchasers becoming aware of an Event of Default, the Purchasers may require the Company to redeem all or any portion of their Debenture by delivering an “Event of Default Redemption Notice” to the Company. At that time the Company would be required to redeem the requested portion of the debenture at a redemption value calculated in accordance with the default provisions in the March 22, 2006 Securities Purchase Agreement, to be no less than 120% of the principal amount requested to be redeemed. At September 30, 2007, the Company had not negotiated a form of a Waiver Agreement with the Purchasers covering the Company’s inability to meet this covenant. The Company has not received an “Event of Default Redemption Notice” from any Purchaser and is currently engaged in negotiating with the Purchasers in order to enter into a waiver agreement covering the aforementioned default.

Because the Company was in default as of September 30, 2007 and December 31, 2006, and while under default, may receive an “Event of Default Redemption Notice” at any time; the liabilities associated with the Debentures on the accompanying condensed consolidated balance sheets, as presented, have been reclassified from long-term to current liabilities.

8. Convertible notes payable:

During the months of May through September of 2007, the Company borrowed $508,598 from accredited investors and related parties through issuance of short-term convertible promissory notes.  These convertible notes are all unsecured, bear interest at 8% annually, and mature 30 days from their inception.  As of September 30, 2007, $471,598 of the face value of the convertible notes remained outstanding, and all but three, with a face value totaling $100,000 have had their maturity date extended until December 15, 2007.  The three convertible notes for which the maturity dates were not extended were in default at September 30, 2007 (See Note 11).

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

The convertible notes payable were convertible at the option of the lender into the Company’s common stock at $.60 per share and 3-year warrants to purchase an additional 50% of the converted shares at an exercise price of $1.25 per share.  However; on August 17, 2007, the Board of Directors approved a modification of the conversion terms, for all subsequent promissory notes, to $.35 per share and 3-year warrants to purchase an additional 50% of the converted shares at an exercise price of $0.75 per share. As of September 30, 2007, the face value of convertible notes issued and outstanding under the modified terms was $100,598.

In conjunction with the issuance of the convertible notes, each holder received the number of shares of restricted common stock equal to 25% of the principal note proceeds.  The Company issued 127,150 shares of the common stock with a fair value of $112,601_for these notes.  The convertible notes were recorded net of a $508,598 discount resulting from the original allocation of the fair values of the loans and the common stock issued $45,811 and the remaining $462,787 discount resulting from a beneficial conversion feature of these notes.  Convertible notes payable consist of the following at September 30, 2007:

On August 29, 2007, the Company entered into an agreement to borrow $210,000 from an accredited investor through the issuance of a six month convertible promissory note with an annual interest rate of 12%. The convertible promissory note is convertible at $0.48 per share at the option of the lender and carries piggyback registration rights.  The Company received net proceeds of $199,500 on September 6, 2007 after paying a 5% management fee, or $10,500, in accordance with the terms of the agreement.  The note was collateralized by a third party shareholder with 804,507 shares of the Company’s common stock.  The transaction included a “First” equity fee amounting to 23.34% of the loan value, or $49,014 based on the closing price of the Company’s common stock on the day of funding, resulting in the issuance of 94,258 shares of restricted common stock for the first 90 days the loan is outstanding.  The terms of the agreement requires the payment of an identical “Second” equity fee if the loan remains unpaid after the 90th day from the date of funding.  The “Second” equity fee will be valued at the lower of the closing price of the Company’s common stock on the day of funding, or the average of the closing price of the Company’s common stock for the ten trading days prior to the 90th day the note is outstanding. In the case of the “Second” Equity fee, the agreement stipulated that in the event the price of the Company’s stock declines in value during the 90 day period after issuance, then the number of shares included in the “Second” Equity fee shall be subject to an upward adjustment. This provision has been accounted for as a freestanding written put liability. At September 30, 2007, the liability is $16,646 and is recorded in derivative liabilities in the consolidated balance sheets. In addition, under the terms of the agreement, the Company issued warrants with a 5 year expiration, to purchase an additional 105,000 shares of the Company’s common stock at an exercise price of $0.65 per share, or 125% of the closing price of the Company’s common stock on the date of funding.  The warrants did not meet all of the criteria for equity classification and consequently have been recorded as a warrant liability in the consolidated balance sheets at September 30, 2007.

Convertible notes priable consists of the following at September 30, 2007:

Principal Balance	$718,598
Less reductions for:
Fair value of common stock	(97,310)
Fair value of beneficial conversion feature	(588,041)
Fair value of warrants	(56,091)
Fair value of derivative liability	(16,928)
Derivative loss at inception	39,772
Accretion of discount (interest expense)
through September 30, 2007	468,938

Carrying value at September 30, 2007:	$468,938

10. Commitments and contingencies:

Material Commitments:

On March 15, 2007, the Company signed a two year Consulting Agreement (the “Agreement”) with a consulting company (the “Consultant”) hired to assist the Company in areas of strategic business planning, financial advisory, and investor and public relations services; and specifically to design and implement an investor and public relations program designed to make the investing public knowledgeable about the benefits of stock ownership in the Company. Under the Agreement, the Company agreed to pay the Consultant three thousand dollars ($3,000.00) per month, payable on the 15th of each month, commencing on the date of the agreement, and 440,000 shares of the Company’s common stock restricted for a year under Rule-144 of the Act (the “Shares”); as total and complete consideration for the services to be provided by the Consultant to the Company.  Under the Agreement, as amended, the Consultant will commence earning Shares on May 1, 2007, earning one-twelfth (1/12) of the total Shares to be issued under the Agreement each month, for twelve consecutive months. The issuance of Shares shall occur in four equal periodic installments over the course of twelve (12) months, on the last day of each three month earning period as follows; 110,000 Shares on July 31, 2007, 110,000 Shares on October 31, 2007, 110,000 on January 31, 2008, and 110,000 on April 30, 2008. Either party may terminate the agreement upon a sixty (60) day written notice.  In the event of termination, the “Termination Date” will be the 60th day after the written termination notice is properly delivered in accordance with the terms of the Agreement.  Any cash or Shares earned by the Consultant up to the Terminate Date will be pro-rated to the day, based on a 360 day calendar year.  During the three month period ending September 30, 2007, the Consultant earned 110,000 shares in accordance with the agreement. The shares were valued based on the closing market price of the Company’s common stock on the last day of each month.   The amount is included in accrued expenses in the accompanying September 30, 2007 condensed consolidated balance sheet.

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

The Company leases its office and warehouse facilities under non-cancellable leases. Minimum lease payments under the non-cancellable operating leases as of September 30, 2007 are as follows:
	R & D Office	Corporate
	Lease	Office Lease
	Concord, CA	St. Petersburg, FL	Total
Years ending September 30,
2008	$24,203	$88,271	$112,474
2009	-	91,699	91,699
2010	-	95,127	95,127
2011	-	49,706	49,706
2012	-	-	-
	$24,203	$324,803	$349,006

The Company recorded rent expense of $87,489 and $95,703 under non-cancellable leases for the nine months ended September 30, 2007 and 2006, respectively.

Litigation, claims and assessment:

Reed Elsevier, Inc.

On April 26, 2007 the Company learned that a default judgment had been entered against it on August 1, 2006 in the Circuit Court of the 6th Judicial Circuit of Pinellas County, Florida, in the amount of $20,192; to the plaintiff Reed Elsevier, Inc.  The obligation is associated with a commitment made in December of 2004, by a former officer of the Company, for floor space at a trade show in March of 2005, at which the Company did not attend.  The Company has retained counsel to negotiate a resolution to the matter, and is awaiting a response from the plaintiff for a meeting date.  The Company recorded a liability in the amount of $22,203, including post judgment interest, which is included in accrued expenses in the accompanying September 30, 2007 condensed consolidated balance sheet.

 Guestlinx, LLC

On May 19, 2006 the Company learned that a default judgment had been entered against it on May 3, 2006 in the Superior Court of California, Orange County, in the amount of $90,561, to the plaintiff Guestlinx, LLC. The obligation is associated with the Hotel/MDU product segment, the operations of which were discontinued in April of 2005. The judgment was granted based on an action filed by Guestlinx, LLC on November 2, 2005. We had no prior knowledge of the action and believe it was never properly served. We retained counsel in California, and on August 4, 2006 were successful in having the judgment set aside for improper service. We had previously recorded a liability associated with this dispute in the amount of $46,352. On December 8, 2006, we negotiated a settlement and release agreement at a mandatory settlement conference, in the amount of $52,500. We remitted $16,250 toward the settlement amount on December 15, 2006, and the remaining balance of $36,250 was recorded as an accrued liability at December 31, 2006. Under the agreement, we were required to pay the remaining balance by February 15, 2007, but were unable to do so. The agreement provides for the plaintiff to receive a stipulated judgment in the amount of $60,000 (less amounts remitted) if we are in default of the agreement. On April 18 2007, the plaintiff filed for and received the default judgment and the Company’s counsel is currently working with the plaintiff on a revised payment schedule.  The Company increased the aforementioned liability in the amount of $7,500 to account for the additional obligation incurred under the stipulated judgment.  The amounts are included in accrued expenses in the accompanying September 30, 2007 and December 31, 2006 condensed consolidated balance sheets.

Pro-Marketing Inc.

On August 18, 2005 the Company agreed to a settlement with Pro-Marketing of Texas, Inc. relating to an alleged breach of contract from a financing transaction that took place during fiscal year 2000.  The settlement consisted of the issuance of 3,000 shares of restricted common stock, and cash payments totaling $60,000 to be disbursed in an amount of $2,500 per month for a period of two years, commencing on August 18, 2005.  Since August of 2005, the Company remitted payments totaling $30,000.  On October 2, 2007 the Company agreed to the plaintiffs Motion for Final Summary Judgment, in the Circuit Court for Pinellas County, in the amount of $32,597.50, which includes pre-judgment interest and attorney’s fees.

Acu-cast Technologies, LLC

On June 11, 2007, Acu-cast Technologies, LLC filed a complaint against the Company in the amount of $4,437 in the County Court of Lawrence, Tennessee.  The liability relates to proto-types made by the plaintiff on behalf of the Company.  During September 2007, the Company paid $4,220 as full settlement for the liability.

11.  Subsequent Events:

On November 6, 2007, the Company’s Board of Directors approved a resolution to modify the conversion terms for the $471,598 of outstanding promissory notes (See Note 8).  All outstanding notes will be convertible, at the option of the lender, into restricted common stock at $.15 per share, and three year warrants to purchase an additional 50% of the converted shares at an exercise price of $0.45 per share.

On November 8, 2007, the Company received a demand letter from ICON Capital Partners, LP, for the repayment of three short-term unsecured promissory notes totaling $100,000.  The convertible notes consisted of a $25,000 note issued on May 11, 2007, due June 10, 2007, and extended to August 24, 2007; a $50,000 note issued on May 30, 2007, due on July 30, 2007, and extended to August 29, 2007; and a $25,000 note issued on June 14, 2007, due July 13, 2007, and extended to August 13, 2007.  The demand letter asked for payment in full of principal and interest by November 19, 2007.  As of the time of this filing, the notes remain outstanding and the Company is working with several accredited investors to obtain additional capital to repay these notes.

Subsequent to December 15, 2007, the Company was in default on the remaining convertible notes payable with a face value of $371,598.  The maturity date was not extended beyond December 15, 2007 and therefore the convertible notes were in default.  As of September 30, 2007, the convertible notes payable are classified as current liabilities.

In addition, subsequent to September 30, 2007, the Company borrowed and additional $120,900 through the issuance of a series of 30 day short-term convertible promissory notes to accredited investors on the same terms and conditions outlined above.  Subsequent to December 15, 2007, the Company was in default on $53,000 of these notes.  The maturity date was not extended beyond December 15, 2007 and therefore the convertible notes were in default.

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

Through fiscal year ended December 31, 2006 and the nine months ended September 30, 2007, our power line products have been sold successfully into primarily two markets; security and transportation.  Our single analog camera, “SecureView”, is currently being sold to The Home Shopping Network and Sam’s Club, and has been the primary source of revenue in this segment.  The Company will expand its product line in the security / video surveillance market segment in 2008 with the introduction of a multi-camera analog security system and a digital IP Netcam.

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

For the three months ended September 30, 2007, net revenues of $573,086 decreased 42% compared to net revenues for the same period ended September 30, 2006. Operating expenses of $988,751 for the three months ended September 30, 2007 increased 23% compared to operating expenses for the same period ended September 30, 2006.  Loss from operations of $721,474 for the three months ended September 30, 2007 increased 37% compared to the same period ended September 30, 2006.

The primary reason for the decrease in net revenues was due to a one time significant sale to a large retailer in the previous comparative period.  The increase in operating expenses and net loss from operations was due primarily from stock based compensation to consultants for services provided in conjunction with the launch of our new product line and promotion of the Company within the consumer electronics industry.

The operating results of the DC Transportation Product Segment continued to improve significantly compared to the prior comparative period. Net revenues in the transportation division increased 233%, to $447,196 for the three months ended September 30, 2007, from $134,029 for the same period ended September 30, 2006.  The growth in this segment was driven primarily by two factors.  First, the industry has an extremely lengthy sales cycle, and the efforts made by our sale personnel during 2006 fiscal year, and targeted trade show participation during the same year, has resulted in the acquisition of new customers and distributors that have been in our sales “pipeline”.  Second, we have continued to expand and upgrade our product line allowing us to gain incremental revenues from existing customers who may have in the past purchased certain systems and components from competing suppliers.

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

The 2007 launch of our new audio product and the 2008 launch of our new video products is the culmination of almost two years of intensive and focused research and development efforts and we believe these products are well branded, and well positioned for success in the markets we have targeted.  During February 2007, the complete product specifications for the audio products were sent to several potential manufacturers in Asia for quoting and we intend to begin the manufacturing of an initial production run after a manufacturer is chosen.

We were able to raise additional capital during the three months ended September 30, 2007 through the issuance of a series of short-term promissory notes (See Liquidity and Capital Resources and Note 8); however, additional funding will be required to fund the launch of our new power line products and technologies, and to fund operations through June 30, 2008, or until we achieve profitability.  We are currently evaluating various long-term funding options based on our strategic plan.

RESULTS OF OPERATIONS

See Note 3 to the condensed consolidated financial statements for additional segment reporting.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

NET REVENUE: Net revenue decreased 12% from $1,503,980 for the nine months ended September 30, 2006 to $1,322,337 for the nine months ended September 30, 2007. Marine product segment sales were $156,942 or 12% of total revenues for the nine months ended September 30, 2007 compared to $132,983, or 9% of total revenues, for the nine months ended September 30, 2006. Overall, marine product sales increased $23,959, or 18%. Security product segment sales were $149,474 or 11% of total revenues for the nine months ended September 30, 2007 compared to $879,001, or 58% of total revenues, for the nine months ended September 30, 2006. Overall, security product sales decreased $729,527, or 83%. DC Transportation product segment sales were $1,015,921, or 77% of total revenues for the nine months ended September 30, 2007 compared to $491,996, or 33% of total revenues for the nine months ended September 30, 2006. Overall, DC Transportation product sales increased $523,925, or 106%. The increase in net revenues for the marine product segment was due to a concentrated effort on internet marketing. The decrease in net revenues for the security product segment was because the previous year comparative quarter included a large one time sale to a large retailer.  The increase in net revenues for the DC transportation product segment was due to a continual expansion and upgrading of the product line, and the acquisition of new customers from leads developed by sales personnel and trade show attendances in prior periods.

COST OF GOODS SOLD: Cost of goods sold decreased 30% from $1,013,734 for the nine months ended September 30, 2006 to $710,903 for the nine months ended September 30, 2007. As a percentage of net revenue, cost of goods sold decreased to 54% for the nine months ended September 30, 2007 from 67% for the nine months ended September 30, 2006. Cost of goods sold for the marine products segment increased $16,619 or 21%, from $78,414 for the nine months ended September 30, 2006 to $95,033 for the same period ended in 2007. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 58% for the nine months ended September 30, 2006 to 61% for same period ended in 2007. Cost of goods sold for the security products segment decreased $585,112 or 85%, from $689,232 for the nine months ended September 30, 2006 to $104,120 for the same period ended in 2007. As a percentage of revenue, cost of goods sold for the security product segment decreased from 78% for the nine months ended September 30, 2006 to 76% for same period ended in 2007. Cost of goods sold for the DC Transportation product segment increased $265,662 or 108% from $246,088 for the nine months ended September 30, 2006 to $511,750 for the same period ended in 2007. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment remained unchanged at 50% for the nine month periods ending September 30, 2007 and 2006, respectively.

The increase in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by increased sales to dealers at wholesale prices. The decrease in the cost of goods sold as a percentage of net revenues for the security products segment was due to an increase in the average sales prices during the period.

GROSS PROFIT MARGIN: Gross profits on sales for the nine months ended September 30, 2007 amounted to $611,434 or 46% of net revenues, compared to $490,246, or 33% of net revenues, for the nine months ended September 30, 2006. The marine products segment contributed $61,909 and $54,569 of the total gross profit for the nine months ended September 30, 2007 and 2006, respectively. The security products segment contributed $45,354 and $189,769 of the total gross profit for the nine months ended September 30, 2007 and 2006, respectively. The DC Transportation products segment contributed $504,171 and $245,908 of the total gross profit for the nine months ended September 30, 2007 and 2006, respectively. The gross profit percentage for the marine products segment decreased from 41% for the nine months ended September 30, 2006 to 39% for the nine months ended September 30, 2007. The gross profit percentage for the security products segment increased from 22% for the nine months ended September 30, 2006 to 30% for the nine months ended September 30, 2007. The gross profit percentage for the DC Transportation products segment was unchanged for the nine month periods ending September 30, 2007 and 2006.

The decrease in the gross profit as a percentage of net revenues for the marine products segment was driven primarily by increased sales to dealers at wholesale prices. The increase in the gross profit as a percentage of net revenues for the security products segment was due to an increase in the average sales prices during the period.

SALARIES AND WAGES: Salaries and Wages decreased 14% from $1,020,978 for the nine months ended September 30, 2006 to $880,372 for the nine months ended September 30, 2007. The decrease was due to a general downsizing implemented by management. Salary and Wages is comprised of employee wages, benefits, taxes, and stock compensation. During the nine months ended September 30, 2007, there was $7,857 in stock-based compensation issued to employees.

PROFESSIONAL AND CONSULTING FEES: Professional and consulting fees decreased 26% from $1,027,101 for the nine months ended September 30, 2006 to $758,277 for the nine months ended September 30, 2007. The decrease was primarily due to a reduction in legal fees offset by an accrual for Board of Director compensation and investor relations consulting. Professional and consulting fees include fees paid to attorneys, accountants, Directors, and business consultants.  During the nine months ended September 30, 2007, stock based compensation expense for consultants and service providers amounted to $131,227.  In addition, a charge of $69,525 was recorded as an estimate of expected Board of Director compensation earned during the period.

DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization decreased 33% from $214,454 for the nine months ended September 30, 2006 to $142,818 for the nine months ended September 30, 2007. The decrease was attributable to a reduction in amortization expense as certain intangible assets were fully amortized as of September 30, 2007.

RESEARCH AND DEVELOPMENT: Research and development expense decreased 17% from $507,667 for the nine months ended September 30, 2006, to $423,039 for the nine months ended September 30, 2007. The decrease was due to a reduction in engineering resources as the Company’s new power line products neared completion. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our Security (both analog and digital), and product segments. For the nine months ended September 30, 2007, of the total Research and Development expenditures, $408,202 or 96% was related to the security and audio products segment, $6,517 or 1.5% was related to the Marine products segment, and $8,320 or 2.5% was related to the DC Transportation products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security, audio and DC transportation product segments for the next several years.

ADVERTISING AND PROMOTIONS: Advertising and promotions decreased 10% from $106,558 for the nine months ended September 30, 2006 to $95,903 for the nine months ended September 30, 2007. The decrease was due directly to a reduction in overall advertising and a focus on trade show attendance. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES: Rent and utilities decreased 4% from $145,263 for the nine months ended, September 30, 2006 to $138,796 for the nine months ended, September 30, 2007. The decrease is due to the consolidation of the Company’s office and warehouse facilities to new office and warehouse space effective July 1, 2006.  The Company leases approximately 6,850 square feet of combined office and warehouse space in St. Petersburg, Florida, under a non-cancellable lease through September of 2011. The Company also leases approximately 2,400 square feet of office space in California, under a one year lease, which houses its research and development operations.  Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL AND ENTERTAINMENT EXPENSE: Travel and entertainment expense decreased 14% from $102,686 for the nine months ended September 30, 2006 to $88,768 for the nine months ended September 30, 2007. The decrease was attributed to decreased travel by employees of the DC Transportation product segment. Travel and entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking and tolls, hotels and lodging, taxis, meals, and entertainment.

OTHER EXPENSES: Other expenses decreased 4% from $278,794 for the nine months ended September 30, 2006 to $267,458 for the nine months ended September 30, 2007. The decrease was due primarily to a reduction in insurance premiums and the elimination of telemarketing expenditures. Other expenses include supplies, property taxes, insurance, financing fees, bank charges, provision for doubtful accounts, postage and delivery, and various other expenses that are classified as miscellaneous.

NON-OPERATING INCOME (EXPENSE) ITEMS: Non-operating income (expense) decreased 50% from $727,380 for the nine months ended September 30, 2006 to $366,297 for the nine months ended September 30, 2007. Components of non-operating expenses are as follows:

•
Interest expense increased 1119% to $1,956,157 for the nine months ended September 30, 2007 from $160,503 for the nine months ended September 30, 2006. The current period interest expense includes $1,319,644 of amortization of debt discount on the Convertible Debentures, $506,326 of amortization of debt discount on the short-term promissory notes payable, and $85,398 of interest associated with notes payable outstanding during the period. The Company records amortization using the effective interest method and, accordingly, interest expense associated with these debentures will increase as the carrying value increases.

•
Other income (expense) decreased 179% to $(56,713) for the nine months ended September 30, 2007, from $72,200 for the nine months ended September 30, 2006. Current period expense is related primarily to financing fees incurred related to short-term financing.   Amounts also include interest earned on cash balances held by the Company throughout the period.

•
Loss of extinguishment of debt decreased 94% to $(75,913) for the nine months ended September 30, 2007, from $(1,502,286) for the nine months ended September 30, 2006. The amounts are recorded in connection with our debenture financing where we allocated the fair value of instruments issued in connection with the financing to the proceeds and the debt relieved on a relative fair value basis. This calculation resulted in a loss on extinguishment associated with the relieved indebtedness.

•
Derivative gain increased 6% to $2,455,080 for the nine months ended September 30, 2007, from $2,317,969 for the nine months ended September 30, 2006. Derivative gain arises from fair value adjustments to our derivative financial instruments. These instruments consist of freestanding warrants and embedded conversion features associated with the Debenture offering. We will continue to incur fair value adjustments to these instruments until such instruments are converted, exercised or reclassified to stockholders' equity. Future fair value adjustments require the use of subjective estimates. However, the principal drive of our valuation model is the Company's trading common stock. Accordingly, future volatility in the trading market price may result in significant changes in fair value that are required to be recorded as adjustments in income.

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

NET REVENUE: Net revenue decreased 43% from $1,004,564 for the three months ended September 30, 2006 to $573,086 for the three months ended September 30, 2007. Marine product segment sales were $44,444 or 8% of total revenues for the three months ended September 30, 2007 compared to $31,945, or 3% of total revenues, for the three months ended September 30, 2006. Overall, marine product sales increased $12,499, or 39%. Security product segment sales were $81,446 or 14% of total revenues for the three months ended September 30, 2007 compared to $838,591, or 83% of total revenues, for the three months ended September 30, 2006. Overall, security product sales decreased $757,145, or 90%. DC Transportation product segment sales were $447,196, or 78% of total revenues for the three months ended September 30, 2007 compared to $134,029, or 13% of total revenues for the three months ended September 30, 2006. Overall, DC Transportation product sales increased $313,167, or 234%. The increase in net revenues for the marine product segment was due to a concentrated effort on internet marketing. The decrease in net revenues for the security product segment was because the previous year comparative quarter included a large one time sale to a large retailer.  The increase in net revenues for the DC transportation product segment was due to a continual expansion and upgrading of the product line, and the acquisition of new customers from leads developed by sales personnel and trade show attendances in prior periods.

COST OF GOODS SOLD: Cost of goods sold decreased 58% from $731,688 for the three months ended September 30, 2006 to $305,809 for the three months ended September 30, 2007. As a percentage of net revenue, cost of goods sold decreased to 53% for the three months ended September 30, 2007 from 73% for the three months ended September 30, 2006. Cost of goods sold for the marine products segment increased $10,244 or 61%, from $16,866 for the three months ended September 30, 2006 to $27,110 for the same period ended in 2007. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 53% for the three months ended September 30, 2006 to 61% for same period ended in 2007. Cost of goods sold for the security products segment decreased $603,676 or 92%, from $654,824 for the three months ended September 30, 2006 to $51,148 for the same period ended in 2007. As a percentage of net revenue, cost of goods sold for the security product segment decreased from 78% for the three months ended September 30, 2006 to 63% for same period ended in 2007. Cost of goods sold for the DC Transportation product segment increased $167,552 or 279% from $59,999 for the three months ended September 30, 2006 to $227,551 for the same period ended in 2007. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment increased from 45% for the three months ended September 30, 2006 to 51% for same period ended in 2007.

The increase in the cost of goods sold as a percentage of net revenues for the marine products segment was driven primarily by increased sales to dealers at wholesale prices. The decrease in the cost of goods sold as a percentage of net revenues for the security products segment was due to an increase in the average sales prices during the period.  The increase in the cost of goods sold as a percentage of net revenues for the DC Transportation product segment was due to volume price reductions to a customer with significant purchases during the period.

GROSS PROFIT MARGIN: Gross profits on sales for the three months ended September 30, 2007 amounted to $267,277 or 47% of net revenues, compared to $272,876 or 27% of net revenues, for the three months ended September 30, 2006. The marine products segment contributed $17,334 and $15,079 of the total gross profit for the three months ended September 30, 2007 and 2006, respectively. The security products segment contributed $30,298 and $183,767 of the total gross profit for the three months ended September 30, 2007 and 2006, respectively. The DC Transportation products segment contributed $219,645 and $74,030 of the total gross profit for the three months ended September 30, 2007 and 2006, respectively. The gross profit percentage for the marine products segment decreased from 47% for the three months ended September 30, 2006 to 39% for the three months ended September 30, 2007. The gross profit percentage for the security products segment increased from 22% for the three months ended September 30, 2006 to 37% for the three months ended September 30, 2007. The gross profit percentage for the DC Transportation products segment decreased from 55% for the three months ended September 30, 2006 to 49% for the three months ended September 30, 2007.

The decrease in the gross profit as a percentage of net revenues for the marine products segment was driven primarily by increased sales to dealers at wholesale prices. The increase in the gross profit as a percentage of net revenues for the security products segment was due to an increase in the average sales prices during the period. The decrease in the gross profit as a percentage of net revenues for the DC Transportation product segment was due to volume price reductions to a customer with significant purchases during the period.

SALARIES AND WAGES: Salaries and Wages decreased 12% from $306,757 for the three months ended September 30, 2006 to $269,245 for the three months ended September 30, 2007. The decrease was due to a general downsizing implemented by management. Salary and Wages is comprised of employee wages, benefits, taxes, and stock compensation.

PROFESSIONAL AND CONSULTING FEES: Professional and consulting fees increased 160% from $121,779 for the three months ended September 30, 2006 to $316,940 for the three months ended September 30, 2007. The increase was primarily due to an accrual for Board of Director compensation, investor relations consulting, marketing consulting, and business development consulting. Professional and consulting fees include fees paid to attorneys, accountants, Directors, and business consultants. During the three months ended September 30, 2007, stock based compensation expense for consultants and service providers amounted to $57,477.  In addition, a charge of $20,600 was recorded as an estimate of expected Board of Director compensation earned during the period.

DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization decreased 19% from $52,818 for the three months ended September 30, 2006 to $42,757 for the three months ended September 30, 2007. The decrease was attributable to a reduction in amortization expense as certain intangible assets were fully amortized as of September 30, 2007.

RESEARCH AND DEVELOPMENT: Research and development expense increased 3% from $152,932 for the three months ended September 30, 2006, to $157,973 for the three months ended September 30, 2007. The increase was due to an increase in resources needed relating the launch of the Company’s power line audio products. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our Security (both analog and digital), and product segments. For the three months ended September 30, 2007, 100% of the total Research and Development expenditures were related to the security and audio products segment.  The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security, audio and DC transportation product segments for the next several years.

ADVERTISING AND PROMOTIONS: Advertising and promotions increased 64% from $22,158 for the three months ended September 30, 2006 to $36,234 for the three months ended September 30, 2007. The increase was due primarily increased trade show attendance. The amount also includes portions of postage, printing, and travel that are attributable to advertising and promotions.

RENT AND UTILITIES: Rent and utilities increased 63% from $29,689 for the three months ended, September 30, 2006 to $48,424 for the three months ended, September 30, 2007. The increase is due to the fact that in the prior period comparative quarter the Company had negotiated a three month rent abatement for which no rent expense was incurred on its corporate office lease. The Company leases approximately 6,850 square feet of combined office and warehouse space in St. Petersburg, Florida, under a non-cancellable lease through September of 2011. The Company also leases approximately 2,400 square feet of office space in California, under a one year lease, which houses its research and development operations.  Rent and utilities includes office rent, warehouse rent, storage, telephone, and utilities.

TRAVEL AND ENTERTAINMENT EXPENSE: Travel and entertainment expense decreased 32% from $31,832 for the three months ended September 30, 2006 to $21,587 for the three months ended September 30, 2007. The decrease was attributed to decreased travel by employees in the DC Transportation product segment. Travel and entertainment expenses include normal expenses associated with traveling including, but not limited to; airfare, auto rental, parking and tolls, hotels and lodging, taxis, meals, and entertainment.

OTHER EXPENSES: Other expenses increased 20% from $79,841 for the three months ended September 30, 2006 to $95,591 for the three months ended September 30, 2007. The increase was due to an increase in the provision for doubtful accounts. Other expenses include  supplies, property taxes, insurance, financing fees, bank charges, provision for doubtful accounts, postage and delivery, and various other expenses that are classified as miscellaneous.

NON-OPERATING INCOME (EXPENSE) ITEMS: Non-operating income (expense) increased 69% from $59,851 for the three months ended September 30, 2006 to $101,117 for the three months ended September 30, 2007. Components of non-operating expenses are as follows:

•
Interest expense increased 1460% to $1,081,723 for the three months ended September 30, 2007 from $69,333 for the three months ended September 30, 2006. The current period interest expense includes $646,972 of amortization of debt discount on the Convertible Debenture, $399,931 of amortization of debt discount on various short term promissory notes and $34,820 of interest associated with notes payable outstanding during the period. The Company records amortization using the effective interest method and, accordingly, interest expense associated with these debentures will increase as the carrying value increases.

•
Other income (expense) decreased 241% to $(66,350) for the three months ended September 30, 2007, from $47,200 for the three months ended September 30, 2006. Current period expense is related primarily to financing fees incurred in conjunction with short-term financing.  Amounts also include interest earned on cash balances held by the Company throughout the period.

•
Derivative gain increased 2668% to $968,546 for the three months ended September 30, 2007, from a loss of $(37,718) for the three months ended September 30, 2006. Derivative gains and losses arise from fair value adjustments to our derivative financial instruments. These instruments consist of freestanding warrants and embedded conversion features associated with the Debenture offering. We will continue to incur fair value adjustments to these instruments until such instruments are converted, exercised or reclassified to stockholders' equity. Future fair value adjustments require the use of subjective estimates. However, the principal drive of our valuation model is the Company's trading common stock. Accordingly, future volatility in the trading market price may result in significant changes in fair value that are required to be recorded as adjustments in income.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred losses from operations of $2,183,997 and $2,913,255 during the nine months ended September 30, 2007 and 2006, respectively. In addition, during those periods, the Company has used cash of $1,481,924 and $3,688,859 respectively, in its operating activities and has a stockholders' deficit at September 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has allocated significant resources to the development of new power line technologies and products that will be available for sale and/or licensing during the third or fourth quarters of fiscal year 2007. The Company’s ability to continue will be dependent upon achieving profitable operations through the licensing and sales of these new technologies and products.

The Company’s ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security, DC Transportation, and new Audio products segments, and (iii) ultimately the achievement of profitable operations. During the nine months ended September 30, 2007, the Company secured net financing of $1,253,098 in the form of short-term notes payable from its primary financial partner and other various accredited investors. While the proceeds of this financing did mitigate the Company’s liquidity difficulties for the nine months ended September 30, 2007, additional funding will be required to fund the launch of the Company’s new power line products and technologies, which are now ready for release, and to fund operations through June 30, 2008, or until it can achieve profitability. In addition to the continued effort to reduce overhead expenses through the streamlining of its operations, the Company plans to continue to borrow funds through the issuance of short-term convertible promissory notes until longer-term financing can be arranged. Management and the Board of Directors are currently reviewing the long-term financing options available to the Company based on its current strategic plan. The ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured and the condensed consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

During the nine months ended September 30, 2007 the Company funded its losses from operations through the following vehicles:

We borrowed $500,000 from our primary financial partner through the issuance of two separate unsecured promissory notes. We executed a promissory note on January 29, 2007 in the amount of $300,000. The note was due on February 28, 2007, and bears an 8% interest rate. On March 21, 2007, we executed a second promissory note in the amount of $200,000. The note was due on May 5, 2007, and bears an 8% interest rate. Interest on each of these notes was due and payable upon the maturity dates. On May 14, 2007, the Company received an additional $50,000 in cash from its primary finance partner, the proceeds of which are included in a note payable that consolidates all outstanding notes payable with this finance partner.  The Company issued a new consolidated note payable in the amount of $898,661 which includes the following: the retirement of the September 14, 2006 note payable in the principal amount of $300,000, the retirement of the January 29, 2007 note payable in the principal amount of $300,000, the retirement of the March 21, 2007 note payable in the amount of $200,000, accrued interest in the amount of $48,661 (including default rate interest of 18%) on the three aforementioned notes, and $50,000 in new proceeds received on May 14, 2007. The note bears an 8% interest rate and an 18% default interest rate for all principal amounts outstanding beyond the maturity date. The note was due on July 13, 2007, but was extended by the lender until January 31, 2008.

We borrowed $508,598 from accredited investors and related parties through the issuance of a series of short-term 30 day promissory notes, all which bear an annual interest rate of 8%. The notes were issued during the months of May through September and $468,938 remained outstanding at September 30, 2007.  $408,000 of the notes included a loan origination fee for the lender to be paid in restricted common stock in share amounts equaling 25% of the principal amount loaned.  The shares carry piggyback registration rights.  Each of the notes are convertible, at the option of the lender, into restricted common stock at $.60 per share, and  three year warrants to purchase an additional 50% of the converted shares at an exercise price of $1.25 per share.  $100,598 of the notes included a loan origination fee for the lender to be paid in restricted common stock in share amounts equaling 25% of the principal amount loaned.  The shares carry piggyback registration rights.  Each of the notes are convertible, at the option of the lender, into restricted common stock at $.35 per share, and  three year warrants to purchase an additional 50% of the converted shares at an exercise price of $0.75 per share.  At September 30, 2007, no principal amounts had been converted to common stock and all lenders with notes due prior to September 30, 2007 extended the maturity date until December 15, 2007, except for $100,000 which is currently in default (See Note 8).

We borrowed $210,000 from an accredited investor through the issuance of a six month convertible promissory note bearing an annual interest rate of 12%.  The note was collateralized with the common stock of a third party shareholder (See Note 8).

We received $75,790 in proceeds from the exercise of 126,316 common stock warrants at $.60 per share.  The warrants, issued in conjunction with the Company’s March 2006 Convertible Debenture financing, were issued at an exercise price of $2.375 per share; however, were re-priced for a limited two week period during the third quarter ended September 30, 2007 by approval of the Company’s Board of Directors.

Material Commitments:

See Note 10 in the accompanying condensed consolidated financial statements.

Subsequent Events:

On November 6, 2007, the Company’s Board of Directors approved a resolution to modify the conversion terms for the $471,598 of outstanding promissory notes (See Note 8).  All outstanding notes will be convertible, at the option of the lender, into restricted common stock at $.15 per share, and three year warrants to purchase an additional 50% of the converted shares at an exercise price of $0.45 per share.

On November 8, 2007, the Company received a demand letter from ICON Capital Partners, LP, for the repayment of three short-term unsecured promissory notes totaling $100,000.  The convertible notes consisted of a $25,000 note issued on May 11, 2007, due June 10, 2007, and extended to August 24, 2007; a $50,000 note issued on May 30, 2007, due on July 30, 2007, and extended to August 29, 2007; and a $25,000 note issued on June 14, 2007, due July 13, 2007, and extended to August 13, 2007.  The demand letter asked for payment in full of principal and interest by November 19, 2007.  As of the time of this filing, the notes remain outstanding and the Company is working with several accredited investors to obtain additional capital to repay these notes.

Subsequent to December 15, 2007, the Company was in default on the remaining convertible notes payable with a face value of $371,598.  The maturity date was not extended beyond December 15, 2007 and therefore the convertible notes were in default.  As of September 30, 2007, the convertible notes payable are classified as current liabilities.

In addition, subsequent to September 30, 2007, the Company borrowed and additional $120,900 through the issuance of a series of 30 day short-term convertible promissory notes to accredited investors on the same terms and conditions outlined above.  Subsequent to December 15, 2007, the Company was in default on $53,000 of these notes.  The maturity date was not extended beyond December 15, 2007 and therefore the convertible notes were in default.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer, also concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls

There were no changes in our internal controls over financial reporting that could significantly, or are reasonably likely to materially affect, our affect internal controls over financial reporting that occurred during the our fiscal quarter ended September 30, 2007.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Litigation, claims and assessment:

Reed Elsevier, Inc.

On April 26, 2007 the Company learned that a default judgment had been entered against it on August 1, 2006 in the Circuit Court of the 6th Judicial Circuit of Pinellas County, Florida, in the amount of $20,192, to the plaintiff Reed Elsevier, Inc.  The obligation is associated with a commitment made in December of 2004, by a former officer of the Company, for floor space at a trade show in March of 2005, which the Company did not attend.  The Company has retained counsel to negotiate a resolution to the matter, and is awaiting a response from the plaintiff for a meeting date.  The Company has recorded a liability in the amount of $22,203, including post judgment interest, which is included in accrued expenses in the accompanying September 30, 2007 condensed consolidated balance sheet.

Guestlinx, LLC

On May 19, 2006 we learned that a default judgment had been entered against us on May 3, 2006 in the Superior Court of California, Orange County, in the amount of $90,561, to the plaintiff Guestlinx, LLC. The obligation is associated with the Hotel/MDU product segment, the operations of which were discontinued in April of 2005. The judgment was granted based on an action filed by Guestlinx, LLC on November 2, 2005. We had no prior knowledge of the action and believe it was never properly served. We retained counsel in California, and on August 4, 2006 were successful in having the judgment set aside for improper service. We had previously recorded a liability associated with this dispute in the amount of $46,352. On December 8, 2006, we negotiated a settlement and release agreement at a mandatory settlement conference, in the amount of $52,500. We remitted $16,250 toward the settlement amount on December 15, 2006, and the remaining balance of $36,250 was recorded as an accrued liability at December 31, 2006. Under the agreement, we were required to pay the remaining balance by February 15, 2007, but were unable to do so. The agreement provides for the plaintiff to receive a stipulated judgment in the amount of $60,000 (less amounts remitted) if we are in default of the agreement.  On April 18, 2007, the plaintiff filed for and received the default judgment and the Company’s counsel is currently working with the plaintiff on a revised payment schedule.  The Company increased the aforementioned liability in the amount of $7,500 to account for the additional obligation incurred under the stipulated judgment.  The amounts are included in accrued expenses in the accompanying September 30, 2007 and December 31, 2006 condensed consolidated balance sheets.

Pro-Marketing Inc.

On August 18, 2005 the Company agreed to a settlement with Pro-Marketing of Texas, Inc. relating to an alleged breach of contract from a financing transaction that took place during fiscal year 2000.  The settlement consisted of the issuance of 3,000 shares of restricted common stock, and cash payments totaling $60,000 to be disbursed in an amount of $2,500 per month for a period of two years, commencing on August 18, 2005.  Since August of 2005, the Company remitted payments totaling $30,000.  On October 2, 2007 the Company agreed to the plaintiffs Motion for Final Summary Judgment, in the Circuit Court for Pinellas County, in the amount of $32,597.50, which includes pre-judgment interest and attorney’s fees.

Acu-cast Technologies, LLC

On June 11, 2007, Acu-cast Technologies, LLC filed a complaint against the Company in the amount of $4,437 in the County Court of Lawrence, Tennessee.  The liability relates to proto-types made by the plaintiff on behalf of the Company.  During September 2007, the Company paid $4,220 as full settlement for the liability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2007, the Company issued 110,000 shares of restricted common stock to a consultant hired to assist the Company in areas of strategic business planning, financial advisory, and investor and public relations services.  The shares were valued at $77,000 based on the closing price of the Company’s common stock on the date of the agreement (See Note 10).

During the three months ended September 30, 2007, the Company issued 126,316 shares of common stock for the exercise of warrants associated with the Company’s 2006 Convertible Debenture financing.  The warrants were exercised at $0.60 per share for net proceeds of $75,790.

During the three months ended September 30, 2007, the Company issued 194,500 shares of restricted common stock in conjunction with a convertible note payable transaction executed during the period.  The shares were valued at $101,140 based on the closing price of the Company’s common stock on the day of funding (See Note 8).

During the three months ended September 30, 2007, the Company issued 15,967 shares of common stock for payment of interest due associated with the Company’s 2006 Convertible Debentures.  The shares were valued at $12,516 based on the closing price of the Company’s common stock on the date of the agreement.

During the three months ended September 30, 2007, the Company issued 119,500 shares of common stock for payment of loan fees due associated with convertible notes payable issued during the period.  The shares were valued at $108,113 based on the closing price of the Company’s common stock on the date of issuance of each of the notes (See Note 8).

During the three months ended September 30, 2007, the Company issued 31,587 shares of common stock for conversion of accounts payable related to legal services rendered during the period.  The shares issued converted $16,062 of accounts payable liability owed and were valued based on the terms of a prior executed retainer agreement.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 8, 2007.

During the three months ended September 30, 2007, the Company issued 20,000 shares of common stock for conversion of accounts payable related to marketing services rendered during the period.  The shares issued converted $18,400 of accounts payable liability owed and were valued based on the closing price of the Company’s common stock on the date of issuance.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 8, 2007.

During the three months ended September 30, 2007, the Company issued 16,000 shares of common stock for conversion of accounts payable related to information technology services rendered during the period.  The shares issued converted $13,600 of accounts payable liability owed and were valued based on the closing price of the Company’s common stock on the date of issuance.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 8, 2007.

During the three months ended September 30, 2007, the Company issued 18,841 shares of common stock for conversion of accounts payable related to information technology services rendered during the period.  The shares issued converted $11,305 of accounts payable liability owed and were valued based on the closing price of the Company’s common stock on the date of issuance.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 8, 2007.

During the three months ended September 30, 2007, the Company issued 8,152 shares of common stock for conversion of accounts payable related to sales consulting services rendered during the period.  The shares issued converted $7,500 of accounts payable liability owed and were valued based on the closing price of the Company’s common stock on the date of issuance.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 8, 2007.

During the three months ended September 30, 2007, the Company issued 3,913 shares of common stock for conversion of accounts payable related to marketing services rendered during the period.  The shares issued converted $3,600 of accounts payable liability owed and were valued based on the closing price of the Company’s common stock on the date of issuance.  The shares were registered on Form S-8 filed with the Securities and Exchange Commission on May 8, 2007.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2007 and December 31, 2006, the Company was in default under the terms of the Purchase Agreement dated March 7, 2006, and the Debentures issued on March 22, 2006 in connection therewithin an aggregate principal amount of $4,473,933. The terms of the Purchase Agreement and the Debenture required that the Company generate gross profit in excess of $300,000 per month on average during the period from October 1, 2006 to December 31, 2006. Under the default provisions, upon the Company delivering an Event of Default Notice to Purchasers (Debenture holders) or the Purchasers becoming aware of an Event of Default, the Purchasers may require the Company to redeem all or any portion of their Debentures by delivering an “Event of Default Redemption Notice” to the Company. At that time the Company would be required to redeem the requested portion of the debenture at a redemption value calculated in accordance with the default provisions in the March 7, 2006 Securities Purchase Agreement, to be no less than 120% of the principal amount requested to be redeemed. At September 30, 2007, the Company had not negotiated a form of a waiver agreement with the Purchasers covering the Company’s inability to meet this covenant. The Company has not received an “Event of Default Redemption Notice” from any Purchaser and is currently engaged in negotiating with the Purchasers in order to enter into a such a waiver agreement covering the aforementioned default.

Because the Company was in default as of September 30, 2007 and December 31, 2006, and while under default, may receive an “Event of Default Redemption Notice” at any time, the liabilities associated with the Debentures on the accompanying condensed consolidated balance sheets, as presented, have been reclassified from long-term to current liabilities.

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

3(i).4
Certificate of Amendment filed with the Secretary of State of Nevada on August 9, 2006, amending the Company’s Articles of Incorporation to increase the Company’s authorized common stock from 8,000,000 to 50,000,000 shares. (Incorporated by reference to the Company’s Registration Statement filed on Form SB-2 with the Securities and Exchange Commission on September 9, 2006).

3(ii).1	Bylaws of the Company. (Incorporated by reference to the Annual Report filed on Form 10-KSB with the Securities and Exchange Commission on April 15, 2005).
4.1	Certificate of designation of Series A Preferred Stock (Incorporated by reference to the Company’s Current Report filed on Form 10-KSB with the Securities and Exchange Commission on March 16, 2004).
31.1	Certification of Michael Tomlinson, Chief Executive Officer, dated August 9, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith).
31.2	Certification of Douglas Bauer, Chief Financial Officer, dated August 9, 2007, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. (Filed herewith).
32.1	Statement of Michael Tomlinson, Chief Executive Officer, dated August 9, 2007, pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended. (Filed herewith).
32.2	Statement of Douglas Bauer, Chief Financial Officer, dated August 9, 2007, pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as amended. (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERLINX INC.

Date:	December 20, 2007	By:	/s/ Michael Tomlinson
Michael Tomlinson
Chief Executive Officer

		By:	/s/ Douglas Bauer
Douglas Bauer
Chief Financial Officer (and Acting Principal Accounting Officer)