Form 10QSB/A
period 2007-09-30
POWERLINX INC
filed 2007-12-26
CIK 894536

.
UNITED STATES
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

POWERLINX, INC.

INDEX

Part I – FINANCIAL INFORMATION

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

POWERLINX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,132	$100,679
Accounts receivable, net	330,449	89,721
Investments	17,756	17,210
Employee advances	42,266	40,485
Inventories	493,147	684,296
Prepaid expenses and other current assets	324,244	49,975
Deferred financing costs, net	18,188	74,917
Total current assets	1,260,182	1,057,283

Intangible assets, net	285,585	377,290
Deposits	18,976	18,976
Property and equipment, net	86,524	137,638
Total assets	$1,651,267	$1,591,187

LIABILIITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$978,676	$647,009
Accrued expenses	316,477	164,703
Accrued severance payable	15,000	34,500
Notes payable	905,720	308,824
Convertible notes payable	468,938	-
Liabilities of discontinued operations	46,902	40,754
Convertible debentures	1,397,846	271,292
Derivative liabilities	686,363	3,206,121
Total current liabilities	4,815,922	4,673,203

Commitments and contingencies (Note 10)	-	-

Stockholders' deficit:
Series A convertible preferred stock, $1.00 par value;	-	-
authorized 30,000,000, none issued and outstanding
Common stock, $.001 par value, authorized 50,000,000	6,567	5,182
shares; issued (6,568,725 - 2007; 5,182,321 - 2006)
outstanding (6,559,253 - 2007; 5,172,849 -2006)
Additional paid-in capital	27,738,634	26,004,958
Treasury stock, at cost, 9,472 shares	(287,757)	(287,757)
Accumulated deficit	(30,622,099)	(28,804,399)
Total stockholders' deficit	(3,164,655)	(3,082,016)
Total liabilities and stockholders' deficit	$1,651,267	$1,591,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenue	$573,086	$1,004,564	$1,322,337	$1,503,980
Cost of goods sold	305,809	731,688	710,903	1,013,734

Gross Profit	267,277	272,876	611,434	490,246

Operating expenses:
Salaries and wages	269,245	306,757	880,372	1,020,978
Professional and consulting fees	316,940	121,779	758,277	1,027,101
Depreciation and amortization	42,757	52,818	142,818	214,454
Research and development	157,973	152,932	423,039	507,667
Advertising and promotions	36,234	22,158	95,903	106,558
Rent and utilities	48,424	29,689	138,796	145,263
Travel and entertainment	21,587	31,832	88,768	102,686
Other expenses	95,591	79,841	267,458	278,794

Total operating expenses	988,751	797,806	2,795,431	3,403,501

Loss from operations	(721,474)	(524,930)	(2,183,997)	(2,913,255)

Interest expense, net	(1,081,728)	(69,333)	(1,956,157)	(160,503)
Other income (expense), net	(66,350)	47,200	(56,713)	72,200
Gain(loss) on extinguishment of debt	-	-	(75,913)	(1,502,286)
Derivative gain (loss)	968,546	(37,718)	2,455,080	2,317,969

Loss before discontinued operations	(901,006)	(584,781)	(1,817,700)	(2,185,875)

Loss from discontinued operations	-	-	-	(16,588)

Net loss	$(901,006)	$(584,781)	$(1,817,700)	$(2,202,463)

Net loss per common share, basic:
Continuing operations	$(0.15)	$(0.12)	$(0.32)	$(0.46)
Discontinued Operations	$-	$-	$-	$-
Net loss per share	$(0.15)	$(0.12)	$(0.32)	$(0.46)

Weighted average common shares
outstanding, basic:	6,118,293	4,872,712	5,639,316	4,746,423

Net loss per common share, diluted:
Continuing Operations	$(0.15)	$(0.15)	$(0.32)	$(0.46)
Discontinued Operations	$-	$-	$-	$-
Net loss per share	$(0.15)	$(0.15)	$(0.32)	$(0.46)

Weighted average common shares
outstanding, diluted:	6,118,293	5,089,682	5,639,316	4,745,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
Condensed Consolidated Statement of Stockholders’ Deficit
Nine Months ended September 30, 2007

	Common Stock		Additional
			Paid-In	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance, January 1, 2007	5,182,321	$5,182	$26,004,958	$(287,757)	$(28,804,399)	$(3,082,016)

Net loss	-	-	-	-	(1,817,700)	(1,817,700)

Issuance of stock to consultants
for services	309,012	309	262,601	-	-	262,910

Conversion of convertible debentures
to common stock	175,595	176	155,841	-	-	156,017

Issuance of common stock for the exercise
of common stock warrants	126,316	126	70,573	-	-	70,699

Issuance of stock for interest
on convertible debentures	356,532	355	437,595	-	-	437,950

Issuance of stock for financing fees on
convertible notes payable	411,871	412	193,502	-	-	193,914

Issuance of common stock to employees
for compensation	7,078	7	7,850	-	-	7,857

Recording of beneficial coversion feature
in connection with convertible notes
payable	-	-	605,714	-	-	605,714

Balance, September 30, 2007	6,568,725	$6,567	$27,738,634	$(287,757)	$(30,622,099)	$(3,164,655)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
 (Unaudited)
	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,817,700)	$(2,202,463)
Adjustments to reconcile net loss to net cash flows
from operating activities:
Share-based compensation	270,497	408,960
Amortization	91,705	147,553
Accretion of debt discount	1,593,732	161,522
Loss on debt extinquishment	75,913	1,502,286
Derivative (gain) loss	(2,455,080)	(2,317,969)
Depreciation	51,114	66,901
Financing fees expense paid in common stock	193,914
Interest expense paid in common stock	437,951
Provision for bad debt	27,451	41,200
Changes in:
Operating assets	(101,756)	(986,392)
Operating liabiliites	470,089	(510,457)

Net cash flows from operating activities	(1,162,170)	(3,688,859)

Cash flows from investing activities:
Purchase of property and equipment	-	(20,015)

Net cash flows from investing activities	-	(20,015)

Cash flows from financing activities:
Proceeds from sales of common stock, net
costs of $24,923	-	184,145
Proceeds from convertible debentures, net
costs of $82,000	-	3,018,000
Repayment of related party debt	-	(31,000)
Proceeds from exercise of common stock warrants	75,790
Proceeds from notes payable	1,058,598	375,000
Repayment of notes payable	(38,765)	(8,824)
Net cash flows from financing activities	1,095,623	3,537,321

Net change in cash and cash equivalents	(66,547)	(171,553)
Cash and cash equivalents at beginning of period	100,679	255,293

Cash and cash equivalents at end of period	$34,132	$83,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERLINX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES

	For the nine months ended September 30,

	2007	2006

Issuance of common stock for liabilities	$-	$192,129

Issuance of common stock for financing fees	$-	$46,055

Conversion of notes payable to convertible debentures	$-	$1,373,933

Conversion of convertible debentures to common stock	$156,016	$-

Warrants reclassified as derivatives (See Note 8)	$-	$(144,780)

Conversion of Series A preferred stock to common stock	$-	$22,045

OTHER CASH FLOW INFORMATION

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$2,733

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

The caption Derivative liabilities consists of (i) the fair values associated with derivative features embedded in the Convertible Debentures, (ii) the fair values of the detachable warrants issued in connection with the Convertible Debentures and (iii) the fair values of other warrants and convertible instruments where share-settlement is presumed not to be in the Company’s control. (See Note 8)

Concentrations:

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

2. Liquidity and management's plans:

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred losses from operations of $2,183,997 and $2,913,255 during the nine months ended September 30, 2007 and 2006, respectively. In addition, during those periods, the Company has used cash of $1,162,170 and $3,688,859 respectively, in its operating activities and has a stockholders' deficit at September 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company has allocated significant resources to the development of new power line technologies and products that will be available for sale and/or licensing. The power-line Audio products will be available for sale and/or licensing during the fourth quarter of 2007. The products utilizing the Company’s power-line video technology, both analog and digital, will be available for sale and/or licensing during the first half of fiscal year 2008. The Company’s ability to continue will be dependent upon achieving profitable operations through the licensing and sales of these new technologies and products.

The Company’s ability to continue as a going concern is dependent upon (i) raising additional capital to fund operations (ii) the further development of the Security, DC Transportation, and new Audio products segments, and (iii) ultimately the achievement of profitable operations. During the nine months ended September 30, 2007, the Company secured net financing of $1,253,098 in the form of short-term notes payable from its primary financial partner and short-term convertible promissory notes with various accredited investors. While the proceeds of this financing did mitigate the Company’s liquidity difficulties for the nine months ended September 30, 2007, additional funding will be required to fund the launch of the Company’s new power line products and technologies, which are now ready for release, to pay the approximate $2.7 million of notes payable which are currently due, and to fund operations.  In addition to the continued effort to reduce overhead expenses through the streamlining of its operations, the Company plans to continue to borrow funds through the issuance of short-term convertible promissory notes until longer-term financing can be arranged. Subsequent to September 30, 2007, the Company has received gross proceeds of $120,900 through the issuance of such notes. Management and the Board of Directors are currently reviewing the financing options available to the Company based on its current strategic plan, which may require the restructuring or conversion of convertible notes payable and convertible debentures. Management is currently in discussions with several investors regarding both short-term and long-term financing opportunities; however, the Company has received no formal investment offers or terms sheets at this time. The ability of the Company to sustain its operations for a reasonable period without further financing cannot be assured and the condensed consolidated financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

POWERLINX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Nine months ended September 30, 2006
	(unaudited)
	Security	Marine	DC Trans
	Products	Products	Products	Total

Net revenue	$879,001	$132,983	$491,996	$1,503,980
Cost of sales	$689,232	$78,414	$246,088	$1,013,734
Gross profit	$189,769	$54,569	$245,908	$490,246

Research and development:	$429,626	$3,547	$74,494	$507,667

4. Inventories:

Inventories consisted of the following:

	September 30,	December 31,
	2007	2006

Component Parts	$215,274	$236,481
Finished Goods	277,873	447,815
	$493,147	$684,296

5. Intangible assets:

Intangible assets consist of the following:

	September 30,
	2007	December 31,
	(unaudited)	2006
Patents	$2,318,961	$2,318,961
Software license agreement	461,360	461,360
Trademark	93,924	93,924
Acumulated amortization	(2,588,660)	(2,496,955)
	$285,585	$377,290

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

8.0% Convertible Debentures, Warrants and Other Derivatives:

The carrying value of the Company’s 8.0%, Face Value $4,473,933 Convertible Debentures amounted to $1,397,846 at September 30, 2007. Amortization of the debt discount, included in interest expense, amounted to approximately $1,175,000 for the nine months ended September 30, 2007.

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

8. Convertible notes payable:

During the months of May through September of 2007, the Company borrowed $508,598 from accredited investors and related parties through issuance of short-term convertible promissory notes.  These convertible notes are all unsecured, bear interest at 8% annually, and mature 30 days from their inception.  As of September 30, 2007, $471,598 of the face value of the convertible notes remained outstanding, and all but three, with a face value totaling $100,000 have had their maturity date extended until December 15, 2007.  The three convertible notes for which the maturity dates were not extended were in default at September 30, 2007 (See Note 10). As of December 20, 2007, all convertible notes payable are due and the Company has not obtained waivers from the note holders, and therefore are considered in default.

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

In conjunction with the issuance of the convertible notes, each holder received the number of shares of restricted common stock equal to 25% of the principal note proceeds.  The Company issued 127,150 shares of the common stock with a fair value of $112,601 for these notes.  The convertible notes were recorded net of a $508,598 discount resulting from the original allocation of the fair values of the loans and the common stock issued of $45,811 and the remaining $462,787 discount resulting from a beneficial conversion feature of these notes.

On August 29, 2007, the Company entered into an agreement to borrow $210,000 from an accredited investor through the issuance of a six month convertible promissory note with an annual interest rate of 12%. The convertible promissory note is convertible at $0.48 per share at the option of the lender and carries piggyback registration rights.  The Company received net proceeds of $199,500 on September 6, 2007 after paying a 5% management fee, or $10,500, in accordance with the terms of the agreement.  The note was collateralized by a third party shareholder with 804,507 shares of the Company’s common stock.  The transaction included a “First” equity fee amounting to 23.34% of the loan value, or $49,014 based on the closing price of the Company’s common stock on the day of funding, resulting in the issuance of 94,258 shares of restricted common stock for the first 90 days the loan is outstanding.  The terms of the agreement requires the payment of an identical “Second” equity fee if the loan remains unpaid after the 90th day from the date of funding.  The “Second” equity fee will be valued at the lower of the closing price of the Company’s common stock on the day of funding, or the average of the closing price of the Company’s common stock for the ten trading days prior to the 90th day the note is outstanding. In the case of the “Second” Equity fee, the agreement stipulated that in the event the price of the Company’s stock declines in value during the 90 day period after issuance, then the number of shares included in the “Second” Equity fee shall be subject to an upward adjustment. This provision has been accounted for as a freestanding written put liability. At September 30, 2007, the liability is $16,646 and is recorded in derivative liabilities in the consolidated balance sheets. In addition, under the terms of the agreement, the Company issued warrants with a 5 year expiration, to purchase an additional 105,000 shares of the Company’s common stock at an exercise price of $0.65 per share, or 125% of the closing price of the Company’s common stock on the date of funding.  The warrants did not meet all of the criteria for equity classification and consequently have been recorded as a derivative liability in the consolidated balance sheets at September 30, 2007.

Convertible notes payable consists of the following at September 30, 2007:

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

10.  Subsequent Events:

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

This Quarterly Report may contain forward-looking statements within the meaning of Section 17A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended. Examples of forward-looking statements include, but are not limited to: (a) projections of our revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of our plans and objectives; (c) statements of our future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "believes," "budget," "target," "goal," “anticipate," “expect," "plan," "outlook," "objective," “may," “project," “intend," "estimate," or similar expressions. These statements are only predictions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.

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

For the three months ended September 30, 2007, net revenues of $573,086 decreased 43% compared to net revenues for the same period ended September 30, 2006. Operating expenses of $988,751 for the three months ended September 30, 2007 increased 24% compared to operating expenses for the same period ended September 30, 2006.  Loss from operations of $721,474 for the three months ended September 30, 2007 increased 37% compared to the same period ended September 30, 2006.

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

The operating results of the DC Transportation Product Segment continued to improve significantly compared to the prior comparative period. Net revenues in the transportation division increased 234%, to $447,196 for the three months ended September 30, 2007, from $134,029 for the same period ended September 30, 2006.  The growth in this segment was driven primarily by two factors.  First, the industry has an extremely lengthy sales cycle, and the efforts made by our sale personnel during 2006 fiscal year, and targeted trade show participation during the same year, has resulted in the acquisition of new customers and distributors that have been in our sales “pipeline”.  Second, we have continued to expand and upgrade our product line allowing us to gain incremental revenues from existing customers who may have in the past purchased certain systems and components from competing suppliers.

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

We were able to raise additional capital during the three months ended September 30, 2007 through the issuance of a series of short-term promissory notes (See Liquidity and Capital Resources and Note 8); however, additional funding will be required to fund the launch of our new power line products and technologies, which are now ready for release, to pay the approximate $2.7 million of notes payable which are currently due, and to fund operations.  In addition to the continued effort to reduce overhead expenses through the streamlining of our operations, we plan to continue to borrow funds through the issuance of short-term convertible promissory notes until longer-term financing can be arranged. Subsequent to September 30, 2007, we have received gross proceeds of $120,900 through the issuance of such notes. We are currently reviewing the financing options available to us based on our current strategic plan, which may require the restructuring or conversion of convertible notes payable and convertible debentures. We are currently in discussions with several investors regarding both short-term and long-term financing opportunities; however, we have received no formal investment offers or terms sheets at this time.

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

COST OF GOODS SOLD: Cost of goods sold decreased 30% from $1,013,734 for the nine months ended September 30, 2006 to $710,903 for the nine months ended September 30, 2007. As a percentage of net revenue, cost of goods sold decreased to 54% for the nine months ended September 30, 2007 from 67% for the nine months ended September 30, 2006. Cost of goods sold for the marine products segment increased $16,619 or 21%, from $78,414 for the nine months ended September 30, 2006 to $95,033 for the same period ended in 2007. As a percentage of net revenue, cost of goods sold for the marine product segment increased from 58% for the nine months ended September 30, 2006 to 61% for same period ended in 2007. Cost of goods sold for the security products segment decreased $585,112 or 85%, from $689,232 for the nine months ended September 30, 2006 to $104,120 for the same period ended in 2007. As a percentage of revenue, cost of goods sold for the security product segment decreased from 78% for the nine months ended September 30, 2006 to 70% for same period ended in 2007. Cost of goods sold for the DC Transportation product segment increased $265,662 or 108% from $246,088 for the nine months ended September 30, 2006 to $511,750 for the same period ended in 2007. As a percentage of net revenue, cost of goods sold for the DC Transportation product segment remained unchanged at 50% for the nine month periods ending September 30, 2007 and 2006, respectively.

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

RESEARCH AND DEVELOPMENT: Research and development expense decreased 17% from $507,667 for the nine months ended September 30, 2006, to $423,039 for the nine months ended September 30, 2007. The decrease was due to a reduction in engineering resources as the Company’s new power line products neared completion. Research and development costs consist of all expenditures related to the improvement and development of the Company's current product line, new product development, and engineering consulting fees associated with licensed technology. Currently, substantially all of our research and development costs and efforts are dedicated to the development of our Security (both analog and digital), and product segments. For the nine months ended September 30, 2007, of the total Research and Development expenditures, $408,202 or 96% was related to the security and audio products segment, $6,517 or 1.5% was related to the Marine products segment, and $8,320 or 2.0% was related to the DC Transportation products segment. The cost of our research and development activities is borne directly by the Company; no amounts are borne by our customers, nor are any contracts for customer funded research and development currently anticipated. The Company plans to continue funding the security, audio and DC transportation product segments for the next several years.

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

NON-OPERATING INCOME (EXPENSE) ITEMS: Non-operating income (expense) decreased 50% from $727,380 for the nine months ended September 30, 2006 to $366,297 for the nine months ended September 30, 2007. Components of non-operating expenses are as follows:

•
Interest expense increased 1119% to $1,956,157 for the nine months ended September 30, 2007 from $160,503 for the nine months ended September 30, 2006. The current period interest expense includes $1,364,433 of amortization of debt discount on the Convertible Debentures, $506,326 of amortization of debt discount on the short-term promissory notes payable, and $85,398 of interest associated with notes payable outstanding during the period. The Company records amortization using the effective interest method and, accordingly, interest expense associated with these debentures will increase as the carrying value increases.

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

NON-OPERATING INCOME (EXPENSE) ITEMS: Non-operating income (expense) increased 69% from $59,851 for the three months ended September 30, 2006 to $101,117 for the three months ended September 30, 2007. Components of non-operating expenses are as follows:

•
Interest expense increased 1460% to $1,081,728 for the three months ended September 30, 2007 from $69,333 for the three months ended September 30, 2006. The current period interest expense includes $646,977 of amortization of debt discount on the Convertible Debenture, $399,931 of amortization of debt discount on various short term promissory notes and $34,820 of interest associated with notes payable outstanding during the period. The Company records amortization using the effective interest method and, accordingly, interest expense associated with these debentures will increase as the carrying value increases.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred losses from operations of $2,183,997 and $2,913,255 during the nine months ended September 30, 2007 and 2006, respectively. In addition, during those periods, the Company has used cash of $1,162,170 and $3,688,859 respectively, in its operating activities and has a stockholders' deficit at September 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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